Form 10-Q
period 2014-12-28
Vista Outdoor Inc.
filed 2015-03-04
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
938 University Park Boulevard, Suite 200 Clearfield, UT	84015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (801) 779-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 23, 2015, there were 63,791,336 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net sales	$506,881	$524,228	$1,598,025	$1,308,754
Cost of sales	372,844	390,552	1,191,942	998,414
Gross profit	134,037	133,676	406,083	310,340
Operating expenses:
Research and development	2,318	1,842	7,043	6,274
Selling	39,377	34,542	114,801	78,634
General and administrative	28,728	34,717	86,598	77,298
Goodwill and tradename impairment	52,220	—	52,220	—
Income before interest and income taxes	11,394	62,575	145,421	148,134
Interest expense	(8,357)	(6,416)	(25,281)	(7,671)
Income before income taxes	3,037	56,159	120,140	140,463
Provision for income taxes	14,206	22,794	56,519	55,137
Net income (loss)	$(11,169)	$33,365	$63,621	$85,326

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $2, $41, $(316) and $(471), respectively	$(3)	$(66)	$504	$753
Change in cumulative translation adjustment, net of tax benefits of $4,806, $1,035, $9,650, and $1,011, respectively	(7,677)	(1,654)	(15,415)	(1,620)
Total other comprehensive income (loss)	(7,680)	(1,720)	(14,911)	(867)
Comprehensive income (loss)	(18,849)	31,645	48,710	84,459
See Notes to the Condensed Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED COMBINED BALANCE SHEETS
(unaudited)

(Amounts in thousands)	December 28, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,766	$40,004
Net receivables	361,720	301,729
Net inventories	418,241	421,949
Deferred income taxes	48,146	46,447
Other current assets	12,309	20,901
Total current assets	906,182	831,030
Net property, plant, and equipment	184,409	189,071
Goodwill	794,681	847,134
Net intangibles	529,020	568,116
Deferred charges and other noncurrent assets	18,491	22,270
Total assets	$2,432,783	$2,457,621
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	123,968	181,513
Accrued compensation	23,964	32,449
Accrued income taxes	4,155	1,678
Federal excise tax payable	24,684	27,990
Other current liabilities	111,898	89,330
Total current liabilities	288,669	332,960
Long-term debt payable to parent	1,001,686	1,014,911
Deferred income taxes	209,552	215,768
Other noncurrent liabilities	26,696	23,251
Total liabilities	1,526,603	1,586,890
Commitments and contingencies (Notes 10 and 12)
Parent's Equity	922,596	872,236
Accumulated other comprehensive loss	(16,416)	(1,505)
Total equity	906,180	870,731
Total liabilities and equity	$2,432,783	$2,457,621
See Notes to the Condensed Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Amounts in thousands)	December 28, 2014	December 29, 2013
Operating Activities:
Net income	$63,621	$85,326
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	24,384	16,479
Amortization of intangibles	23,112	13,135
Amortization of deferred financing costs	1,923	359
Goodwill and tradename impairment	52,220	—
Deferred income taxes	(3,873)	(3,277)
Loss on disposal of property	1,129	3,463
Changes in assets and liabilities net of effects of business acquisitions:
Net receivables	(71,034)	3,799
Net inventories	3,552	(7,817)
Accounts payable	(45,303)	(92,261)
Accrued compensation	(8,840)	(3,720)
Accrued income taxes	9,628	(5,560)
Other assets and liabilities	28,655	36,477
Cash provided by operating activities	79,174	46,403
Investing Activities:
Capital expenditures	(30,630)	(21,951)
Acquisition of business, net of cash acquired	—	(1,301,597)
Proceeds from the disposition of property, plant, and equipment	(4)	138
Cash used for investing activities	(30,634)	(1,323,410)
Financing Activities:
Borrowings on line of credit	—	200,000
Repayments of line of credit	—	(200,000)
Net transfers (to) from parent	(7,386)	300,899
Payments made on long term debt to parent	(13,225)	—
Proceeds from issuance of long-term debt to parent	50,000	1,021,273
Payments made to extinguish debt	(50,000)	—
Payments made for debt issue costs	(501)	(12,273)
Cash (used for) provided by financing activities	(21,112)	1,309,899
Effect of foreign currency exchange rate fluctuations on cash	(1,666)	(121)
Increase in cash and cash equivalents	25,762	32,771
Cash and cash equivalents at beginning of period	40,004	67
Cash and cash equivalents at end of period	$65,766	$32,838

Supplemental Cash Flow Disclosures:
Noncash operating and investing activities:
Capital expenditures included in accounts payable	$1,694	$1,406

   See Notes to the Condensed Combined Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited)
Quarter and Nine Months Ended December 28, 2014
(Amounts in thousands unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with its subsidiaries, the “Company,” or “Vista Outdoor”), develops and produces ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets. Vista Outdoor is headquartered in Utah and has manufacturing operations and facilities in 10 U.S. States, Canada, Mexico, and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand.

Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc. (“ATK”). On April 28, 2014, ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor Inc. common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of ATK.

On February 9, 2015, ATK completed the Sporting Transfers and the Spin-Off, distributing to its stockholders two shares of Vista Outdoor Inc. common stock for every share of ATK common stock held as of record on February 2, 2015. In connection with the Spin-Off, Vista Outdoor filed a Registration Statement on Form 10 (as amended, the “Form 10”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on January 23, 2015. The Form 10 included an Information Statement (the “Information Statement”) describing the details of the Spin-Off and providing information as to our business and management. Refer to Footnote No. 16, “Subsequent Events,” for additional discussion related to the Spin-Off and related transactions.

Except where indicated, references below to transactions completed by Vista Outdoor prior to February 9, 2015 refer to transactions completed by or on behalf of the ATK Sporting Group reporting segment that are reflected on the combined financial statements of Vista Outdoor.
Basis of Presentation.    The unaudited condensed combined financial statements of Vista Outdoor as set forth have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Vista Outdoor’s accounting policies are described in the notes to the combined financial statements for the fiscal year ended March 31, 2014 (“fiscal 2014”), which were included in the Information Statement. Management is responsible for the unaudited condensed combined financial statements included in this document. The condensed combined financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of Vista Outdoor’s financial position as of December 28, 2014, and its results of operations for the quarter and nine months ended December 28, 2014 and December 29, 2013 and cash flows for the nine months ended December 28, 2014 and December 29, 2013.
The accompanying unaudited condensed combined financial statements have been prepared on a standalone basis and are derived from ATK’s consolidated financial statements and accounting records. The unaudited condensed combined financial statements represent Vista Outdoor's financial position, results of operations, and cash flows as its business was operated as part of ATK prior to the distribution, in conformity with U.S. generally accepted accounting principles.
The unaudited condensed combined statements of operations include expense allocations for certain corporate functions historically provided to Vista Outdoor by ATK, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, and other shared services. These allocations are reflected in the unaudited condensed combined statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 14. Management of Vista Outdoor and ATK consider these allocations to be a reasonable reflection of the utilization of services by, or benefits provided to, Vista Outdoor. The allocations may not, however, reflect the expense Vista Outdoor would have incurred as a standalone company.
ATK maintains a number of defined benefit plans at a corporate level. The Company's employees participate in those plans, and as such, Vista Outdoor was charged a portion of the expenses associated with these plans. However, the unaudited condensed combined balance sheet does not include any ATK net benefit plan obligations. See Note 10 for further detail.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Transactions between Vista Outdoor and ATK are reflected as effectively settled at the time of the transaction and are included in financing activities in the unaudited condensed combined statements of cash flows. The net effect of these transactions is reflected in "Parent’s Equity" in the unaudited condensed combined balance sheets.
The unaudited condensed combined financial statements also include certain ATK assets and liabilities that are specifically identifiable or otherwise allocable to the Company. The Vista Outdoor unaudited condensed combined financial statements may not be indicative of Vista Outdoor’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had Vista Outdoor operated as a standalone company during the periods presented.
Principles of Combination. The unaudited condensed combined financial statements include the Company's net assets and results of operations as described above. All intercompany transactions and accounts within the combined businesses have been eliminated.
All transactions between ATK and Vista Outdoor have been included in these unaudited condensed combined financial statements. Transactions with ATK or its affiliates are reflected in the unaudited condensed combined statements of cash flows as changes in ATK's net investment within financing activities and in the unaudited condensed combined balance sheet within Parent's Equity.
Parent’s Equity. Parent’s Equity in the unaudited condensed combined statements of financial position represents ATK’s historical investment in Vista Outdoor, the net effect of cost allocations from and transactions with ATK, net cash activity, and Vista Outdoor’s accumulated earnings. See Note 14.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2016 and early application is not permitted. Vista Outdoor is in the process of evaluating the impact this standard will have on the Company.
Other new pronouncements issued but not effective for the Company until after December 28, 2014 are not expected to have a material impact on the Company's continuing financial position, results of operations, or cash flows.
2. Fair Value of Financial Instruments
The current authoritative guidance on fair value clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The valuation techniques required by the current authoritative literature are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3—Significant inputs to the valuation model are unobservable.
The following section describes the valuation methodologies used by Vista Outdoor to measure its financial instruments at fair value.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, Vista Outdoor periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. There were no commodity derivatives outstanding as of December 28, 2014 and March 31, 2014.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. Vista Outdoor entered into various foreign currency forward contracts during the nine months ended December 28, 2014. There were no foreign currency derivatives outstanding as of March 31, 2014.
Long-term debt to Parent—The fair value of the variable-rate debt to Parent is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. Vista Outdoor considers these to be Level 2 instruments.
The following table sets forth by level within the fair value hierarchy Vista Outdoor's financial assets and liabilities that are measured at fair value on a recurring basis:

	December 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$820	$—
Liabilities:
Derivatives	$—	$—	$—

As of March 31, 2014, Vista Outdoor had no financial assets and liabilities that are measured at fair value on a recurring basis outstanding.
The following table presents Vista Outdoor's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	December 28, 2014		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$300,000	$301,500	$300,000	$309,339
Variable-rate debt	701,686	699,684	714,911	715,223
3. Derivative Financial Instruments
Vista Outdoor is exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rate, and

•	foreign exchange risks
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Commodity forward contracts are periodically used to hedge forecasted purchases of certain commodities, and foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency.
Vista Outdoor did not enter any commodity forward contracts during the nine months ended December 28, 2014 and December 29, 2013. Such contracts would essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
Vista Outdoor entered into various foreign currency forward contracts during the nine months ended December 28, 2014. These contracts are used to hedge forecasted inventory purchases and subsequent payments, denominated in foreign currencies and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted inventory purchases is calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
3. Derivative Financial Instruments (continued)

accounts payable is evaluated based on the change in fair value of its anticipated settlement. Vista Outdoor did not enter into any foreign currency forward contracts during fiscal 2014.
The fair value of the commodity and foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in AOCL in the financial statements. The gains or losses on the commodity forward contracts are recorded in inventory as the commodities are purchased. The gains or losses on the foreign currency forward contracts are recorded in earnings when the related inventory is sold.
As of December 28, 2014, Vista Outdoor had no outstanding commodity forward contracts in place.
As of December 28, 2014, Vista Outdoor had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Sale of foreign currency:
Euro	5,983
British Pound Sterling	1,371
The table below presents the fair value and location of Vista Outdoor's derivative instruments designated as hedging instruments in the combined balance sheets.

		Asset Derivatives		Liability Derivatives
	Location	December 28, 2014	March 31, 2014	December 28, 2014	March 31, 2014
Foreign currency forward contracts	Other current assets / other current liabilities	$820	$—	$—	$—
Total		$820	$—	$—	$—
For the periods presented below, the derivative gains and losses in the unaudited condensed combined statements of operations related to commodity and foreign currency forward contracts were as follows:

	Pretax Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Location	Amount	Location	Amount
Quarter Ended December 28, 2014
Foreign currency forward contracts	Cost of Sales	$764	Cost of Sales	$—
Quarter Ended December 29, 2013
Foreign currency forward contracts	Cost of Sales	$—	Cost of Sales	$—

Nine Months Ended December 28, 2014
Commodity forward contracts	Cost of Sales	$—	Cost of Sales	$—
Foreign currency forward contracts	Cost of Sales	764	Cost of Sales	—
Nine Months Ended December 29, 2013
Commodity forward contracts	Cost of Sales	$(268)	Cost of Sales	$(1,637)
Foreign currency forward contracts	Cost of Sales	$—	Cost of Sales	$—
All derivatives used by Vista Outdoor during the periods presented were designated as hedging instruments.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
3. Derivative Financial Instruments (continued)

During the nine months ended December 29, 2013, there was a loss of $1,637 recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. There was no ineffectiveness recognized in earnings for these contracts during any other period presented. Vista Outdoor expects that any unrealized losses will be realized and reported in cost of sales, as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
4. Acquisitions
In accordance with the accounting standards regarding business combinations, the results of acquired businesses are included in Vista Outdoor's combined financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.
Savage Arms Acquisition

On June 21, 2013, Vista Outdoor acquired Caliber Company, parent company of Savage Sports Corporation ("Savage Arms"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. Savage Arms is included within the Shooting Sports segment. The purchase price was $315,000 net of cash acquired. Vista Outdoor believes the acquisition complements Vista Outdoor's growing portfolio of leading consumer brands and allows the Company to build upon offerings with Savage Arms' prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage Arms' sales distribution channels, new product development, and sophistication in manufacturing significantly increase Vista Outdoor's presence with a highly-relevant product offering to distributors, retailers and consumers. Savage Arms employs approximately 400 employees. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

Bushnell Acquisition

On November 1, 2013, Vista Outdoor acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and eyewear. Bushnell is included within the Outdoor Products segment. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. Vista Outdoor believes the acquisition broadened our existing capabilities in the commercial shooting sports market and expanded our portfolio of branded shooting sports products. In addition, this transaction enabled the Company to enter new sporting markets in golf and snow sports. Vista Outdoor has leveraged Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalized on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees. The purchase price allocation was completed during the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. As of December 28, 2014, the total amount of goodwill related to the acquisition expected to be deductible for tax purposes is $11,400. Vista Outdoor has recorded sales of approximately $151,164 and $420,736 for the quarter and nine months ended December 28, 2014, respectively and gross profit of approximately $44,164 and $119,132 for the quarter and nine months ended December 28, 2014 associated with the operations of this acquired business which reflects transition costs. Subsequent to November 1, 2013, Vista Outdoor recorded sales of approximately $85,074 for the quarter and nine months ended December 29, 2013 and gross profit of approximately $21,109 for the quarter and nine months ended December 29, 2013 associated with the operations of this acquired business which reflects transition costs and $1,377 of inventory step-up costs.

Allocation of Consideration Transferred to Net Assets Acquired:

The purchase price was allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisitions. During fiscal 2015, the Company recorded fair value adjustments to the preliminary purchase price allocation reported at March 31, 2014. Purchase price adjustments were applied retrospectively back to the date of the acquisitions. These adjustments did not have a material impact on net income (loss) in fiscal 2014 and, therefore, the Company has not adjusted its net income (loss) attributable to Vista Outdoor for the year ended March 31, 2014.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisitions as originally reported in the Company's Form 10 for the year ended March 31, 2014 and as revised for adjustments made during fiscal 2015:

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Acquisitions (Continued)

Savage Arms Purchase Price Allocation

	As Originally Reported	As Revised
Purchase price net of cash acquired:
Cash paid	$315,000	$315,000
Cash received for working capital	(2,498)	(2,498)
Total purchase price	312,502	312,502
Fair value of assets acquired:
Receivables	$39,374	$39,374
Inventories	36,499	36,499
Tradename, technology, and customer relationship intangibles	126,600	126,600
Property, plant, and equipment	24,965	24,965
Other assets	6,589	7,040
Total assets	234,027	234,478
Fair value of liabilities assumed:
Accounts payable	14,461	14,461
Deferred tax liabilities	49,915	49,545
Other liabilities	22,314	21,733
Total liabilities	86,690	85,739
Net assets acquired	147,337	148,739
Goodwill	$165,165	$163,763

Bushnell Purchase Price Allocation

	As Originally Reported	As Revised
Purchase price net of cash acquired:
Cash paid	$985,000	$985,000
Cash paid for additional working capital	4,185	4,185
Total purchase price	989,185	989,185
Fair value of assets acquired:
Net receivables	$108,434	$109,429
Net inventories	160,793	157,184
Tradename, technology, and customer relationship intangibles	364,843	365,579
Property, plant, and equipment	25,080	25,055
Other assets	10,938	6,886
Total assets	670,088	664,133
Fair value of liabilities assumed:
Accounts payable	80,092	80,099
Deferred income taxes	75,692	88,121
Other liabilities	30,025	30,932
Total liabilities	185,809	199,152
Net assets acquired	484,279	464,981
Goodwill	$504,906	$524,204

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Acquisitions (Continued)

Intangible assets from above include:

	Value	Useful life (years)
Savage Arms
Indefinite lived tradenames	$70,200	Indefinite
Tradenames	12,900	5-20
Customer Relationships	43,500	5-10
Bushnell
Indefinite lived tradenames	$95,100	Indefinite
Tradenames	105,700	15
Technology	15,900	6-20
Customer Relationships	148,000	15

Supplemental Pro Forma Data:

Vista Outdoor used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Savage Arms and Bushnell are included in Vista Outdoor’s combined financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and nine months ended December 29, 2013 present consolidated information as if the acquisitions had been completed on April 1, 2012. The pro forma results were calculated by combining the results of Vista Outdoor with the standalone results of Savage Arms and Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter Ended	Nine Months Ended
	December 29, 2013	December 29, 2013
Sales	$580,254	$1,662,997
Net income	60,384	144,384

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2012, as adjusted for the applicable tax impact:

	Quarter Ended	Nine Months Ended
	December 29, 2013	December 29, 2013
Inventory Step-up, net[1]	$(847)	$(6,517)
Fees for advisory, legal, and accounting services[2]	(8,369)	(9,696)
1. Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory of $10,377 related to Bushnell and Savage Arms which was expensed over the first inventory cycle.
2. Removed the fees that were incurred in connection with the acquisition of Savage Arms and Bushnell from fiscal 2014, and considered those fees as incurred during the first quarter of fiscal 2013. Costs were recorded in General and administrative expense.

There were no acquisitions during fiscal 2015.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

5. Net Receivables
Net receivables are summarized as follows:

	December 28, 2014	March 31, 2014
Trade receivables	$368,188	$304,232
Other receivables	2,155	3,118
Less allowance for doubtful accounts	(8,623)	(5,621)
Net receivables	$361,720	$301,729
As of December 28, 2014 no customer represented more than 10% of the total trade receivable balance and as of March 31, 2014 the largest individual trade receivable balance accounted for 15% of the total trade receivable balance.
6. Net Inventories
Net inventories consist of the following:

	December 28, 2014	March 31, 2014
Raw materials	$121,880	$102,277
Work in process	54,282	59,604
Finished goods	242,079	260,068
Net inventories	$418,241	$421,949
7. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of income taxes, are as follows:

	December 28, 2014	March 31, 2014
Derivatives	$504	$—
Cumulative translation adjustment	(16,920)	(1,505)
Total AOCL	$(16,416)	$(1,505)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Quarter Ended December 28, 2014			Nine Months Ended December 28, 2014
	Derivatives	Cumulative Translation Adjustment	Total	Derivatives	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$478	$(9,243)	$(8,765)	$—	$(1,505)	$(1,505)
Net increase in fair value of derivatives	496	—	496	974	—	974
Net gain reclassified from AOCL, offsetting the price paid to suppliers (1)	(470)	—	(470)	(470)	—	(470)
Net change in cumulative translation adjustment	—	(7,677)	(7,677)	—	(15,415)	(15,415)
End of period unrealized gain (loss) in AOCL	$504	$(16,920)	$(16,416)	$504	$(16,920)	$(16,416)

(1)	Amounts related to Vista Outdoor derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales for each period presented.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
7. Accumulated Other Comprehensive Loss (Continued)

	Quarter Ended December 29, 2013			Nine Months Ended December 29, 2013
	Derivatives	Cumulative Currency Translation Adjustment	Total	Derivatives	Cumulative Currency Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$418	$34	$452	$(401)	$—	$(401)
Net decrease in fair value of derivatives	(66)	—	(66)	(411)	—	(411)
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	—	—	—	165	—	165
Net losses reclassified from AOCL, due to ineffectiveness (1)	—	—	—	999	—	999
Net change in cumulative translation adjustment	—	(1,654)	(1,654)	—	(1,620)	(1,620)
End of period unrealized gain (loss) in AOCL	$352	$(1,620)	$(1,268)	$352	$(1,620)	$(1,268)

(1)	Amounts related to Vista Outdoor's derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales for each period presented.

8. Goodwill, Net Intangibles, and Deferred Charges and Other Noncurrent Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance, March 31, 2014	$246,487	$600,647	$847,134
Impairment	(41,020)	—	(41,020)
Effect of foreign currency exchange rates	204	(11,637)	(11,433)
Balance, December 28, 2014	$205,671	$589,010	$794,681

As a result of the current market correction impacting demand for firearms and a decline in the Company’s near-term projected cash flows in the Firearms reporting unit during the quarter ended December 28, 2014, Vista Outdoor determined a triggering event had occurred which indicated it was more likely than not that the fair value of the reporting unit was less than the book value. The fair value of the reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the company based on comparable companies.
The goodwill recorded within the Shooting Sports segment above is presented net of $41,020 of impairment losses. In addition as a result of the market correction noted above Vista Outdoor evaluated the fair value of the trade names as well. Vista Outdoor determined the fair value of the tradenames based on the relief of royalty method and used a royalty rate of 6% for the Savage Arms tradename based on public guideline royalty-based transactions and a discount rate of 16%. This analysis resulted in a $11,200 noncash impairment charge that was recorded within the Firearms reporting unit related to the non-amortizing Savage Arms tradename intangible. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2 due to the significance of unobservable inputs developed using company-specific information.
The goodwill recorded within Outdoor Products above is presented net of $47,791 of accumulated impairment losses.
Net intangibles includes amortizing and non-amortizing assets consisting of trademarks, tradenames and brand names that are not being amortized as their estimated useful lives are considered indefinite.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
8. Goodwill, Net Intangibles, and Deferred Charges and Other Noncurrent Assets (Continued)

Net intangibles consisted of the following:

	December 28, 2014			March 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$184,660	$(31,125)	$153,535	$184,660	$(21,723)	$162,937
Patented technology	22,600	(7,855)	14,745	22,600	(5,956)	16,644
Customer relationships and other	195,152	(27,510)	167,642	200,248	(16,011)	184,237
Total	402,412	(66,490)	335,922	407,508	(43,690)	363,818
Non-amortizing trade names	193,098	—	193,098	204,298	—	204,298
Net intangibles	$595,510	$(66,490)	$529,020	$611,806	$(43,690)	$568,116

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.6 years. Amortization expense for the quarter and nine months ended December 28, 2014 was $7,734 and $23,112, respectively. Amortization expense for the quarter and nine months ended December 29, 2013 was $7,617 and $13,135, respectively. Vista Outdoor expects amortization expense related to these assets to be as follows:

Remainder of fiscal 2015	$7,754
Fiscal 2016	29,618
Fiscal 2017	29,352
Fiscal 2018	29,352
Fiscal 2019	26,608
Thereafter	213,238
Total	$335,922
Deferred charges and other noncurrent assets consist of the following:

	December 28, 2014	March 31, 2014
Debt issuance costs	$12,405	$12,273
Less accumulated amortization	(2,450)	(897)
Net debt issuance costs	9,955	11,376
Other	8,536	10,894
Total deferred charges and other noncurrent assets	$18,491	$22,270

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

9. Other Current and Noncurrent Liabilities
Other current and noncurrent liabilities consisted of the following:

	December 28, 2014	March 31, 2014
Other current liabilities:
Employee benefits and insurance	$19,923	$14,379
Customer obligations	1,658	5,394
Warranty	7,879	8,158
Accrued taxes	4,772	4,505
Accrued advertising	2,091	3,051
In-transit inventory	21,263	2,316
Product liability	1,590	1,470
Rebate	37,092	17,593
Freight accrual	2,673	1,735
Other	12,957	30,729
Total other current liabilities	$111,898	$89,330

Other noncurrent liabilities:
Environmental remediation	$373	$521
Management nonqualified deferred compensation plan	643	4,753
Non-current portion of accrued income tax liability	18,234	14,056
Performance share liability	404	1,040
Other	7,042	2,881
Total other noncurrent liabilities	$26,696	$23,251
Vista Outdoor provides product warranties on certain products within the Shooting Sports and Outdoor Products segments. The Company provides consumer warranties against manufacturing defects on firearm products with a one-year warranty and a variety of its accessories products with warranties ranging primarily from one to three years. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, Vista Outdoor's current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in Vista Outdoor's product warranty liability during the period presented:

Balance as of March 31, 2014	$8,158
Payments made	(3,143)
Warranties issued	2,909
Changes related to preexisting warranties	(45)
Balance as of December 28, 2014	$7,879

Table of Content
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

10. Employee Benefit Plans
Vista Outdoor participates in several defined benefit pension plans of ATK covering the majority of its employees hired prior to January 1, 2007. ATK has tax-qualified defined benefit plans, a supplemental (nonqualified) defined benefit pension plan, a defined contribution plan, and a supplemental (nonqualified) defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, ATK provides medical and life insurance benefits to certain retirees and their eligible dependents through its postretirement plans. Such plans are accounted for as multiemployer plans. As a result, no asset or liability was recorded by Vista Outdoor to recognize the funded status of these plans. The amount of expense attributable to Vista Outdoor has been allocated based on the number of participants in each of the plans.
Following the Spin-Off, Vista Outdoor expects to establish one or more defined benefit pension plans that provide benefits substantially identical to those provided by the ATK pension benefit plans applicable to Vista Outdoor employees who continue employment with the Company, and former Vista Outdoor employees and their respective beneficiaries who participated in the ATK pension plans immediately prior to the Spin-Off.
Each Company participant in an ATK pension plan as of the date of the Spin-Off will become a participant in a Vista Outdoor pension plan. As soon as practicable following the spin, ATK will cause its actuary to calculate the accrued liability as of the end of the month that the Spin-Off occurs. In addition, ATK will cause assets to be transferred from the trust established as part of the ATK pension plan to a trust established by Vista Outdoor for the Vista Outdoor pension plan benefits.
Defined Benefit Plans
Pension Plans.    Vista Outdoor participates in several defined benefit pension plans of ATK covering the majority of its employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. On January 31, 2013, the plans were amended for non-union employees to freeze the current pension formula benefits effective June 30, 2013, and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the plans provided either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. ATK funds the plans in accordance with federal requirements calculated using appropriate actuarial methods. Employees' pension benefits generally vest after three or five years depending on the terms of the applicable plan. As of December 28, 2014 the portion of pension plan obligation and assets attributable to Vista Outdoor was $169,100 and $143,700, respectively.
ATK also sponsors a nonqualified supplemental executive retirement plan which provides certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. The benefit obligation of these plans is included in the pension information below.
Other Postretirement Benefit Plans.    Vista Outdoor participates in postretirement benefit plans of ATK. Generally, eligible employees who terminated employment from ATK on or before January 1, 2004 and were at least age 50 or 55 with at least five or 10 years of service, depending on the provisions of the applicable pension plan, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance coverage. Employees who terminated employment after January 1, 2004, but before January 1, 2006, are eligible only for a pre-65 company subsidy. The portion of the healthcare premium cost borne by ATK for such benefits is based on the pension plan the employees are eligible for, years of service, and age at termination. As of December 28, 2014 the portion of other postretirement benefit plans obligation and assets attributable to Vista Outdoor was $2,596 and $0, respectively.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Components of net periodic benefit cost:
Service cost	$316	$469	$948	$1,408
Interest cost	1,760	1,758	5,281	5,275
Expected return on plan assets	(2,257)	(2,175)	(6,772)	(6,525)
Amortization of unrecognized net loss	1,610	1,970	4,830	5,909
Amortization of unrecognized prior service cost	(304)	(283)	(911)	(850)
Net periodic benefit cost	$1,125	$1,739	$3,376	$5,217

	Other Postretirement Benefits
	Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	19	21	58	64
Expected return on plan assets	—	—	—	—
Amortization of unrecognized net loss	13	17	39	52
Amortization of unrecognized prior service cost	(28)	(28)	(83)	(83)
Net periodic benefit cost	$4	$10	$14	$33
Employer Contributions. During the nine months ended December 28, 2014, ATK contributed $5,782 directly to the pension trust and $133 directly to retirees under its nonqualified supplemental executive retirement plan, associated with the Vista Outdoor allocated portion of these plans. ATK also contributed $93 to its other postretirement benefit plans, associated with the Vista Outdoor allocated portion of these plans. ATK does not anticipate making any additional contributions to the pension trust during the remainder of fiscal 2015.
11. Income Taxes
Vista Outdoor's provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended December 28, 2014 and December 29, 2013 represent effective tax rates of 467.8% and 40.6%, respectively. The increase in the rate from the prior year quarter is primarily due to the nondeductible goodwill impairment partially offset by the true-up of prior-year taxes and the absence of the nondeductible acquisition costs recorded in the prior year.
The income tax provisions for the nine months ended December 28, 2014 and December 29, 2013 represent effective tax rates of 47.0% and 39.3%, respectively. The increase in the rate from the prior year period is primarily due to the nondeductible goodwill impairment partially offset by the true-up of prior-year taxes and the absence of the nondeductible acquisition costs recorded in the prior year.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. Vista Outdoor is currently analyzing the impact of these new regulations and does not believe they will have a material impact on the financial statements.
ATK or one of its subsidiaries files income tax returns in the U.S. federal and various U.S. state jurisdictions which include Vista Outdoor. In addition, certain of ATK's subsidiaries that are included in Vista Outdoor file income tax returns in foreign jurisdictions. With few exceptions, including the recent acquisitions, ATK is no longer subject to U.S. federal, state and loca

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
11. Income Taxes (Continued)

l, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS is currently auditing ATK for fiscal 2013 and 2014. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,193 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,158.
12. Contingencies
Litigation.    From time to time, Vista Outdoor is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of Vista Outdoor's business. Vista Outdoor does not consider any of such proceedings that are currently pending, individually or in the aggregate to be material to its business or likely to result in a material adverse effect on its operating results, financial condition, or cash flows.
Environmental Liabilities.    Vista Outdoor's operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Vista Outdoor is obligated to conduct investigation and/or remediation activities at certain sites that it owns or operates or formerly owned or operated.
Vista Outdoor also has been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. The company has recorded a liability for environmental remediation of $373 as of December 28, 2014.
Vista Outdoor could incur substantial additional costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on Vista Outdoor's operating results, financial condition, or cash flows in the past, and Vista Outdoor has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
13. Stock-based Compensation
Certain of Vista Outdoor's employees participate in certain of ATK's stock-based award plans. The information below includes only Company employee stock-based award plan activity. As of December 28, 2014, the Company had stock-based compensation awards outstanding under the three stock-based incentive plans that ATK sponsors, which are the Alliant Techsystems Inc. 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan.
Total pretax stock-based compensation expense of $771 and $519 was recognized during the quarters ended December 28, 2014 and December 29, 2013, respectively. Total pre-tax stock-based compensation expense of $2,269 and $1,566 was recognized during the nine months ended December 28, 2014 and December 29, 2013, respectively.
The total income tax benefit recognized in the statement of operations for share-based compensation was $296 and $199 during the quarters ended December 28, 2014 and December 29, 2013, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation was $870 and $601 during the nine months ended December 28, 2014 and December 29, 2013, respectively. No allocation of the APIC pool was included in the tax benefit recognized.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

14. Related Party Transactions
Allocation of General Corporate Expenses

The unaudited condensed combined financial statements reflect an allocation of certain costs managed at the ATK level. These costs have historically been allocated to Vista Outdoor. These costs generally fall into one of the following categories:

•
ATK management and support services – This category includes costs for functions such as acquisition transaction costs, human resources (talent acquisition/compensation), treasury, risk management, internal audit, finance, tax, legal, executive office, business development, government relations, and other administrative support. These costs are allocated to the Company based on a percentage of sales for all of ATK or as specifically identified. The unaudited condensed combined financial statements include ATK management and support services allocations included within the general and administrative expense totaling $6,576, and $12,637 for the quarter ended December 28, 2014 and December 29, 2013, respectively, and $21,734 and $26,593 for the nine months ended December 28, 2014 and December 29, 2013, respectively.

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs are generally allocated to the Company using either sales, headcount, or fixed assets. The unaudited condensed combined statement of operations reflects infrastructure costs allocations included within the general and administrative expense totaling $1,565 and $1,178 for the quarter ended December 28, 2014 and December 29, 2013, respectively, and $4,463 and $3,229 for the nine months ended December 28, 2014 and December 29, 2013, respectively.

•
ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs are generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, are allocated based upon member headcount. Pension expense is actuarially determined for individual segments and is identified directly to those segments. The pension expense determined for composite pension segments is further allocated to individual segments using total payroll. The unaudited condensed combined financial statements include ATK-provided benefits allocations totaling $14,084 and $11,718 for the quarter ended December 28, 2014 and December 29, 2013, respectively, and $43,694 and $33,469 for the nine months ended December 28, 2014 and December 29, 2013, respectively.

Management believes that the methods of allocating these costs are reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Vista Outdoor purchases and sells certain products and services to/from other ATK businesses. Purchases of products and services from these affiliated entities, which were recorded at sales price, were $37,521, and $79,581 for the quarter ended December 28, 2014 and December 29, 2013, respectively, and $157,188, and $191,123 for the nine months ended December 28, 2014 and December 29, 2013, respectively. Sales of products and services to these entities were $2,369 and $2,351 for the quarter ended December 28, 2014 and December 29, 2013, respectively, and $7,406 and $8,191 for the nine months ended December 28, 2014 and December 29, 2013, respectively. An intercompany payable of $0 and $23,756 was outstanding as of December 28, 2014 and March 31, 2014, respectively included within "Accounts payable" and no intercompany receivable was outstanding as of December 28, 2014 and March 31, 2014.

Long-term debt payable to Parent
ATK Senior Credit Facility
On June 20, 2013, ATK borrowed $200,000 on its Revolving Credit Facility. ATK used these borrowings in conjunction with the purchase of Savage Arms. As such, ATK allocated the revolver borrowings to Vista Outdoor. Subsequent to June 20, 2013, ATK paid off the full amount of revolver borrowings prior to March 31, 2014. As such, no related borrowings were recorded as of December 28, 2014.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14.. Related Parties (Continued)

On November 1, 2013, ATK entered into a Third Amended and Restated Credit Agreement (the "ATK 2013 Senior Credit Facility"), which replaced ATK's previous Senior Credit Facility. The ATK 2013 Senior Credit Facility is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term B Loan of $250,000, which matures in 2020.

Under the terms of the ATK 2013 Senior Credit Facility, ATK exercised its option to increase the Term A Loan by $150,000 (the "Accordion") during the nine months ended December 28, 2014. The terms of the Accordion are the same as the existing Term A Loan with the exception that it will mature on January 31, 2019, approximately three months after the existing Term A Loan. During the nine months ended December 28, 2014, ATK also repaid $50,000 of its outstanding Term B Loan.

ATK used proceeds from the 2013 Senior Credit Facility in conjunction with the purchase of Bushnell including financing costs in the amount of $1,021,273. As such, ATK allocated a portion of its outstanding long-term debt under the ATK 2013 Senior Credit Facility to Vista Outdoor. This debt is not necessarily representative of Vista Outdoor's future debt levels. This debt is reflected in the unaudited condensed combined balance sheet as “Long-term debt payable to Parent”. Net interest expense on this debt totaled $13,523 for the nine months ended December 28, 2014, and is included in “Interest expense” in the unaudited condensed combined statement of operations. Interest expense is considered to be effectively settled at the time the transaction is recorded. Upon completion of the Spin-Off the debt will be carried on ATK's balance sheet.

The outstanding debt under the ATK 2013 Senior Credit Facility allocated to Vista Outdoor included the full amount of the outstanding Term B loan of $198,251, $503,435 of the outstanding Term A Loan and $50,000 of the Accordion. The Term A Loan is subject to quarterly principal payments of $12,625 ($5,737 allocated to Vista Outdoor), the first of which was paid on March 31, 2014, with the remaining balance due on November 1, 2018. The Accordion is subject to quarterly principal payments of $1,875 ($625 allocated to Vista Outdoor), with the balance due on January 31, 2019. The Term B Loan was subject to quarterly principal payments of $625 (all of which was allocated to Vista Outdoor), the first of which was paid on March 31, 2014, with the remaining balance due on November 1, 2020. During the quarter ended September 28, 2014, ATK repaid $50,000 of its Term B Loan. The Term B Loan was thereafter subject to quarterly principal payments of $499 (all of which was allocated to Vista Outdoor), with the remaining balance due on November 1, 2020. As of December 28, 2014, ATK had $100,000 of borrowings against the Revolving Credit Facility, none of which was allocated to Vista Outdoor. Debt issuance costs of approximately $9,273 were allocated to Vista Outdoor and are being amortized to interest expense over the term of the Term Loans.

Substantially all domestic tangible and intangible assets of ATK and its subsidiaries, including those of ATK’s Sporting Group, were pledged as collateral under the ATK 2013 Senior Credit Facility. Borrowings under the ATK 2013 Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on ATK's senior secured credit ratings. Based on ATK's credit rating as of December 28, 2014, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.52% at December 28, 2014. ATK pays a commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on ATK's credit rating as of December 28, 2014 rating, this fee is 0.30%.
5.25% Notes
On November 1, 2013, ATK issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "ATK 5.25% Notes") that mature on October 1, 2021. The full amount of the ATK 5.25% Notes were allocated to Vista Outdoor. The ATK 5.25% Notes are general unsecured obligations. Interest on the ATK 5.25% Notes is payable on April 1 and October 1 of each year. Debt issuance costs of approximately $3,000 related to the ATK 5.25% Notes are being amortized to interest expense over the term of the notes.
Guarantees

The ATK 5.25% Notes and ATK’s outstanding 6.875% Senior Subordinated Notes ("the ATK 6.875% Notes") that mature on September 15, 2020 are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of ATK's domestic subsidiaries including all of Vista Outdoor's domestic subsidiaries. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14.. Related Parties (Continued)

ATK’s obligations in respect of the ATK 5.25% Notes and the ATK 6.875% Notes will be released in each of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a Restricted Subsidiary, as defined under the terms of the Notes;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the ATK 5.25% Notes or the ATK 6.875% Notes, as applicable; and

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2013 Senior Credit Facility and all capital markets debt securities.

Upon completion of the Spin-Off, the ATK subsidiaries included in the Vista Outdoor combined group that were guarantors of the ATK 5.25% Notes and ATK 6.875% Notes were released from this obligation.

Parent’s Equity

Transactions between Vista Outdoor and ATK have been included in the unaudited condensed combined financial statements and are considered to be effectively settled at the time the transaction is recorded. The net effect of the settlement of these transactions is reflected within "Parent’s Equity" in the unaudited condensed combined balance sheets.

15. Operating Segment Information
Vista Outdoor operates its business structure within two operating segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, Vista Outdoor's chief executive officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling, and general and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore can not be allocated. Each segment is described below:

•
Shooting Sports, which generated 65% of Vista Outdoor's external sales in the nine months ended December 28, 2014. Shooting Sports products include pistol, rifle, rimfire and shotshell ammunition and primers, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products, which generated 35% of Vista Outdoor's external sales in the nine months ended December 28, 2014. The Outdoor Products product lines are optics, accessories and eyewear. Optics products include binoculars, laser range finders, riflescopes and trail cameras. Accessories products include archery accessories, blinds, decoys, game calls, gun care products, mounts, powder, reloading equipment, targets and target systems. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear.

For the nine months ended December 28, 2014 and December 29, 2013 no single customer contributed more than 10% of Vista Outdoor's sales.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
15. Operating Segment Information (Continued)

The following summarizes Vista Outdoor's results by segment:

	Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales to external customers:
Shooting Sports	$308,787	$383,543	$1,039,298	$1,044,906
Outdoor Products	198,094	140,685	558,727	263,848
Total sales to external customers	$506,881	$524,228	$1,598,025	$1,308,754

Gross Profit
Shooting Sports	$80,973	$104,566	$254,123	$268,847
Outdoor Products	54,224	28,253	152,925	43,687
Corporate	(1,160)	857	(965)	(2,194)
Total gross profit	$134,037	$133,676	$406,083	$310,340
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $2,708, and $2,804 for the quarters ended December 28, 2014 and December 29, 2013, respectively and $9,525, and $8,265 for the nine months ended December 28, 2014 and December 29, 2013.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

16. Subsequent Events

On December 19, 2014, Vista Outdoor entered into a Credit Agreement (the “Vista Outdoor Credit Agreement”). Vista Outdoor entered into the Vista Outdoor Credit Agreement in connection with the Spin-Off and the ATK/Orbital Merger. The Vista Outdoor Credit Agreement is comprised of a senior secured term loan of $350,000 (the “Term Loan”) and a senior secured revolving credit facility of $400,000 (the “Revolving Credit Facility”), both of which mature five years from the date the Term Loan was drawn under the Vista Outdoor Credit Agreement, which was February 9, 2015.

On February 9, 2015, ATK completed the Sporting Transfers and the Spin-Off, distributing to its stockholders two shares of Vista Outdoor Inc. common stock for every share of ATK common stock held as of record on February 2, 2015. In connection with the Spin-off, Vista Outdoor used a portion of the Term Loan to pay a $214,000 dividend to ATK as required under the Transaction Agreement. The Term Loan is subject to quarterly principal payments of $4,375, beginning in June 2015, with the remaining balance due on February 9, 2020. Substantially all domestic tangible and intangible assets of Vista Outdoor and its subsidiaries are pledged as collateral under the Vista Outdoor Credit Agreement. Borrowings under the Vista Outdoor Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on Vista Outdoor's consolidated leverage ratio, as defined in the Agreement, and based on the current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. The initial interest rate for the Term Loan is 1.92%. Vista Outdoor pays a commitment fee on the unused portion of the Revolving Credit Facility based on its consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. Debt issuance costs of approximately $11,000 will be amortized to interest expense over the term of the Term Loan.

Prior to the completion of the Spin-off all intercompany balances between Vista Outdoor and ATK were settled in a non-cash settlement as required under the Transaction Agreement.

On February 9, 2015, each outstanding stock option with respect to ATK common stock converted into both an option to acquire Vista Outdoor common stock and an option to acquire common stock of Orbital ATK on generally the same terms as were applicable prior to the Spin-Off (with the exceptions noted below), with respect to a corresponding number of shares of common stock of Orbital ATK and Vista Outdoor common stock and with an adjusted exercise price, in each case after giving effect to the Distribution Ratio and the relative values of the common stock of Vista Outdoor and Orbital ATK.

On February 9, 2015, each award of restricted shares of ATK common stock converted into both (a) an award of restricted shares of common stock of Orbital ATK and (b) an award of restricted shares of Vista Outdoor common stock, with respect to a corresponding number of shares of Orbital ATK common stock and Vista Outdoor common stock after giving effect to the Distribution Ratio. For current and former employees of Vista Outdoor immediately following the Spin-Off, converted Orbital ATK restricted shares granted more than one year prior to the Distribution fully vest immediately following the Spin-Off, and all other Orbital ATK restricted shares, as converted from ATK restricted shares, will vest on the first anniversary of the date granted by ATK.

On February 9, 2015, ATK performance share units ("PSU") converted into time-vesting restricted stock units ("RSU") based on (i) the level of achievement of performance goals determined by the ATK compensation committee for FY13-15 ATK PSUs, and (ii) based on target performance for FY14-16 and FY15-17 ATK PSUs. FY13-15 ATK PSUs, as converted into RSUs, held by all ATK employees and all other PSUs held by ATK corporate senior vice presidents and above immediately prior to the Spin-Off will convert into equivalent RSUs of both Orbital ATK and Vista Outdoor, with respect to a corresponding number of shares of common stock of Orbital ATK and Vista Outdoor common stock after giving effect to the Distribution Ratio. For vice presidents employed by Vista Outdoor after the Spin-off, FY14-16 and FY15-17 ATK PSUs will convert into RSUs with respect to Vista Outdoor common stock, adjusting the number of shares to retain the aggregate value of such awards. Subject to limited exceptions, all RSUs with respect to Vista Outdoor common stock and Orbital ATK common stock will maintain the same terms and conditions as the ATK PSUs to which they relate, provided that the vesting criteria will be adjusted to provide for solely service-based vesting.

On February 9, 2015, each ATK deferred share unit and each ATK phantom stock unit (whether held by an ATK director, officer or other employee) converted into both a deferred share unit or phantom stock unit, as applicable, of Orbital ATK and a deferred share unit or phantom stock unit, as applicable, of Vista Outdoor, with respect to a corresponding number of shares of Orbital ATK common stock and Vista Outdoor common stock after giving effect to the Distribution Ratio.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give Vista Outdoor's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, Vista Outdoor also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements Vista Outdoor makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•	competition in the outdoor sporting market;

•	change in demand and manufacturing costs of our products;

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations;

•	risks associated with expansion into new and adjacent commercial markets;

•	government laws and other rules and regulations applicable to Vista Outdoor, including procurement and import-export control;

•	exposure to potential product liability, warranty liability or personal injury claims and litigation;

•	our products, including ammunition and firearms, are subject to extensive regulation;

•	environmental laws that govern past, current and future practices and rules and regulations;

•	changes in the regulation of the manufacture, sale and purchase of firearms and ammunition;

•	security threats, including cybersecurity and other industrial and physical security threats;

•	the costs and ultimate outcome of litigation matters and other legal proceedings;

•	major earthquakes, weather events, cyber-attacks, terrorist attacks or other catastrophic events at any of our facilities;

•	financial market disruptions or volatility to our customers and vendors;

•	unanticipated changes in the tax provision or exposure to additional tax liabilities;

•	costs of servicing our debt, including cash requirements and interest rate fluctuations;

•	fluctuations in foreign currency exchange rates;

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates;

•	performance of our subcontractors; and

•	development of key technologies and retention of a qualified workforce.

This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact Vista Outdoor's business. Vista Outdoor undertakes no obligation to update any forward-looking statements. A more detailed description of risk factors associated with our business can be found in the section entitled “Risk Factors” in the Information Statement (the “Information Statement”) that Vista Outdoor filed with the Securities and Exchange Commission (the “SEC”) as an exhibit to our Registration Statement on Form 10 (as amended, the “Form 10”), which was declared effective on January 23, 2015.
All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
Vista Outdoor develops and produces ammunition, accessories, rifles and shotguns for the hunting, shooting, law enforcement, outdoor and sporting markets. Vista Outdoor is headquartered in Utah and has manufacturing operations and facilities in 10 U.S. States, Canada, Mexico, and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand.

Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc. (“ATK”). On April 28, 2014, ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor Inc. common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of ATK.

On February 9, 2015, ATK completed the Sporting Transfers and the Spin-Off, distributing to its stockholders two shares of Vista Outdoor Inc. common stock for every share of ATK common stock held as of record on February 2, 2015. In connection with the Spin-Off, Vista Outdoor filed a Registration Statement on Form 10 (as amended, the “Form 10”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on January 23, 2015. The Form 10 included an Information Statement (the “Information Statement”) describing the details of the Spin-Off and providing information as to our business and management. Refer to Footnote No. 16, “Subsequent Events,” for additional discussion related to the Spin-Off and related transactions.

We operate our business structure within two operating segments. Each segment is described below:

•
Shooting Sports generated 65% of Vista Outdoor’s external sales in the nine months ended December 28, 2014. Shooting Sports products include pistol, rifle, rimfire and shotshell ammunition and primers, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 35% of Vista Outdoor’s external sales in the nine months ended December 28, 2014. The Outdoor Products product lines are optics, accessories and eyewear. Optics products include binoculars, laser range finders, riflescopes and trail cameras. Accessories products include archery accessories, blinds, decoys, game calls, gun care products, mounts, powder, reloading equipment, targets and target systems. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2015 financial results included the following:
Financial highlights for the quarter ended December 28, 2014

•	Quarterly sales of $506,881.

•
Gross Profit as a percentage of sales was 26.4% and 25.5% for the quarters ended December 28, 2014 and December 29, 2013, respectively. The increase was driven by the Bushnell acquisition, which closed on November 1, 2013 and the absence of facility rationalization costs incurred in the prior period.

•	A $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded in the quarter ended December 28, 2014.

•
The increase in the current quarter's tax rate to 467.8% from 40.6% in the quarter ended December 29, 2013 was primarily due to the nondeductible goodwill impairment partially offset by a true-up of prior-year taxes and the absence of the nondeductible acquisition costs recorded in the prior year.

Other notable events affecting fiscal 2015

•
On December 19, 2014, Vista Outdoor entered into a Credit Agreement (the “Vista Outdoor Credit Agreement”) in connection with the Spin-Off and the ATK/Orbital Merger. The Vista Outdoor Credit Agreement is comprised of a senior secured term loan of $350,000 (the “Term Loan”) and a senior secured revolving credit facility of $400,000 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facility”), both of which mature five years from the date the Term Loan is drawn under the Vista Outdoor Credit Agreement (such date the Term Loan is drawn, the “Closing Date” and such date the Senior Credit Facility matures, the “Maturity Date”). The Term Loan was not drawn upon until the close of the Transaction on February 9, 2015. Substantially all domestic tangible and intangible assets of Vista Outdoor Inc. and its subsidiaries are pledged as collateral under the Vista Outdoor Credit Agreement.

•	Vista Outdoor used a portion of the Senior Credit Facility to pay the $214,000 dividend to ATK as required under the Transaction Agreement.

Outlook

Following the Spin-Off, the Company's results of operations and cash flows may be subject to greater variability as a result of becoming a standalone, publicly traded company. For example, the Company expects to incur one-time expenditures consisting primarily of employee-related costs, costs to start up certain standalone functions and information technology systems, and other one-time transaction-related costs. Recurring standalone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company. As a standalone public company, Vista Outdoor expects the recurring standalone corporate costs to be higher than the expenses historically allocated by ATK. For example, if the Spin-Off had occurred on April 1, 2013, the Company estimates that for the year ended March 31, 2014, the Company would have incurred approximately $15,000 of additional costs associated with such activities. Vista Outdoor believes that our cash flow from operations will be sufficient to fund these corporate expenses.

In addition, following the Spin-Off, the Company will procure certain products on arm's length commercial terms rather than the internal transfer pricing experienced as part of ATK. For example, after the Spin-Off, Vista Outdoor will rely on Orbital ATK for certain ammunition and gun powder products pursuant to an arm's length supply agreement, and if the production capabilities of Orbital ATK (including its Lake City ammunition plant or Radford gunpowder plant) change such that the Company fails to maintain an adequate supply of ammunition and gun powder products, Vista Outdoor may need to procure such products from a third party, either of which would likely result in higher operating costs than the Company faced as part of ATK. These and other factors may lead to greater volatility in the Company's results of operations and cash flows following the Spin-Off. For additional information, please see the section entitled "Risk Factors" in the Information Statement

Shooting Sports market - There has been a decline in the number of new long-gun background checks as evidenced by The National Instant Criminal Background Check System, or NICS.  This decline indicates there is decreased demand for long-guns and related accessory categories and may impact Vista Outdoor’s future revenue.  Previous market declines have lasted 12-24 months, but it is difficult to predict the significance or length of the current market situation. As a result of this decline and a decline in the Company’s near-term projected cash flows in the Firearms reporting unit, a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded in the quarter ended December 28, 2014.

Critical Accounting Policies
Vista Outdoor’s critical accounting policies are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Information Statement. Vista Outdoor believes its critical accounting policies are those related to:

•	revenue recognition,

•	allowance for doubtful accounts

•	inventories

•	employee benefit plans,

•	income taxes,

•	acquisitions, and

•	accounting for goodwill.
The accounting policies used in preparing Vista Outdoor’s interim fiscal 2015 combined financial statements are the same as those described in the Information Statement except for the addition of the following:
Accounting for Goodwill:
During the quarter, Vista Outdoor recorded a $41,020 impairment of goodwill related to the Firearms reporting unit, reported within the Shooting Sports segment. As such, the fair value of the reporting unit no longer exceeds the carrying value by more than 10% and therefore has less than a significant excess over carrying value. The fair value of the Firearms reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires Vista Outdoor to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. Vista Outdoor used a discount rate of 12.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the company using comparable company multiples and a control premium of 25%.
In preparing the condensed combined financial statements, Vista Outdoor follows accounting principles generally accepted in the United States. The preparation of these financial statements requires Vista Outdoor to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. Vista Outdoor re-evaluates its estimates on an on-going basis. Vista Outdoor’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
The following information should be read in conjunction with Vista Outdoor's condensed combined financial statements. The key performance indicators that Vista Outdoor's management uses in managing the business are sales, gross profit, and cash flows.
Segment total net sales, cost of sales, and gross profit include intergroup sales and profit. Corporate and eliminations includes intergroup sales and profit eliminations and corporate expenses.
Acquisitions

On November 1, 2013, Vista Outdoor acquired Bushnell Group Holdings, Inc. ("Bushnell"). Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and eyewear. Bushnell is included within the Outdoor Products segment. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. Vista Outdoor believes the acquisition broadened our existing capabilities in the commercial shooting sports market and expanded our portfolio of branded shooting sports products. In addition, this transaction enabled the Company to enter new sporting markets in golf and snow sports. Vista Outdoor has leveraged Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalized on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees.The purchase price allocation was completed during the third quarter of fiscal 2015. As of December 28, 2014 the total amount of goodwill related to the acquisition expected to be deductible for tax purposes is $11,400.

Vista Outdoor used the acquisition method of accounting to account for this acquisition and, accordingly, the results of Bushnell are included in Vista Outdoor’s combined financial statements at the date of acquisition. Vista Outdoor has recorded sales of approximately $151,164 and $420,736 for the quarter and nine months ended December 28, 2014, respectively and gross profit of approximately $44,164 and $119,132 for the quarter and nine months ended December 28, 2014 associated with the operations of this acquired business which reflects transition costs. Subsequent to November 1, 2013, Vista Outdoor recorded sales of approximately $85,074 for the quarter and nine months ended December 29, 2013 and gross profit of approximately $21,109 for the quarter and nine months ended December 29, 2013 associated with the operations of this acquired business which reflects transition costs and $1,377 of inventory step-up costs.

On June 21, 2013, Vista Outdoor acquired Caliber Company, parent company of Savage Sports Corporation ("Savage Arms"), a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. Savage Arms is included within the Shooting Sports segment. The purchase price was $315,000 net of cash acquired, and the settlement of purchase price adjustments. Vista Outdoor believes the acquisition complements Vista Outdoor's growing portfolio of leading consumer brands and has allowed the Company to build upon offerings with Savage's prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage Arm's sales distribution channels, new product development, and sophistication in manufacturing will significantly increase Vista Outdoor's presence with a highly relevant product offering to distributors, retailers and consumers. Savage Arms employs approximately 400 employees. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

There were no acquisitions during fiscal 2015.
Sales
For the nine months ended December 28, 2014 and December 29, 2013, no single customer contributed more than 10% of Vista Outdoor's sales.
The following is a summary of each operating segment's sales:

	Quarter Ended				Nine Months Ended
	December 28, 2014	December 29, 2013	$ Change	% Change	December 28, 2014	December 29, 2013	$ Change	% Change
Shooting Sports	$308,787	$383,543	$(74,756)	(19.5)%	$1,039,298	$1,044,906	$(5,608)	(0.5)%
Outdoor Products	$198,094	$140,685	$57,409	40.8%	$558,727	$263,848	$294,879	111.8%
Total external sales	$506,881	$524,228	$(17,347)	(3.3)%	$1,598,025	$1,308,754	$289,271	22.1%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.

Quarter:
Shooting Sports.    The decrease in sales was primarily caused by reduced volume of .223/5.56 ammunition (which is primarily sourced from ATK), primers and firearms as a result of softening market demand.
Outdoor Products.    The increase in sales was primarily driven by a $151,164 increase attributable to the Bushnell acquisition and growth in the optics business partially offset by softening in the tactical accessories and reloading business.
Nine Months:
Shooting Sports.    The decrease in sales was primarily caused by reduced volume of .223/5.56 ammunition (which is primarily sourced from ATK), primers and firearms as a result of softening market demand, partially offset by increase of $15,100 as result of the Savage Arms acquisition during fiscal 2014.
Outdoor Products.    The increase in sales was primarily driven by an increase of $335,700 as result of the acquisition of Bushnell during fiscal 2014, partially offset by softening in the tactical accessories and reloading business.
Cost of Sales and Gross Profit
The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter Ended				Nine Months Ended
Cost of Sales	December 28, 2014	December 29, 2013	$ Change	% Change	December 28, 2014	December 29, 2013	$ Change	% Change
Shooting Sports	$227,814	$278,976	$(51,162)	(18.3)%	$785,176	$776,059	$9,117	1.2%
Outdoor Products	$143,870	$112,433	$31,437	28.0%	$405,801	$220,161	$185,640	84.3%
Corporate/eliminations	1,160	(857)	2,017	(235.4)%	965	2,194	(1,229)	(56.0)%
Total cost of sales	$372,844	$390,552	$(17,708)	(4.5)%	$1,191,942	$998,414	$193,528	19.4%

	Quarter Ended				Nine Months Ended
Gross Profit	December 28, 2014	December 29, 2013	$ Change	% Change	December 28, 2014	December 29, 2013	$ Change	% Change
Shooting Sports	$80,973	$104,566	$(23,593)	(22.6)%	$254,123	$268,847	$(14,724)	(5.5)%
Outdoor Products	54,224	28,253	25,971	91.9%	152,925	43,687	109,238	250.0%
Corporate/eliminations	(1,160)	857	(2,017)	(235.4)%	(965)	(2,194)	1,229	(56.0)%
Total Gross Profit	$134,037	$133,676	$361	0.3%	$406,083	$310,340	$95,743	30.9%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter:
Shooting Sports.    The decrease in gross profit was primarily caused by lower sales volumes, product mix and targeted promotional activity in response to current market conditions.
Outdoor Products.    The increase in gross profit was primarily driven by a $23,000 increase attributable to the acquisition of Bushnell during fiscal 2014 and the absence of facility rationalization costs incurred in the prior-year quarter.
Corporate. The decrease in corporate gross profit primarily reflects changes in foreign currency and derivative gain/loss.
Nine Months:
Shooting Sports.    The decrease in gross profit was primarily caused by reduced sales volumes, product mix, and targeted promotional activity in response to current market conditions, partially offset by a $5,700 increase due to the Savage Arms acquisition in fiscal 2014.
Outdoor Products.    The increase in gross profit was primarily driven by a $98,000 increase attributable to the acquisition of Bushnell during fiscal 2014 and the absence of facility rationalization costs from the prior year period.

Corporate. The increase in corporate gross profit was driven by the absence of an ineffectiveness charge for outstanding derivative instruments that was recorded only in the prior year period.
Operating Expenses

	Quarter Ended					Nine Months Ended
	December 28, 2014	As a % of Sales	December 29, 2013	As a % of Sales	$ Change	December 28, 2014	As a % of Sales	December 29, 2013	As a % of Sales	$ Change
Research and development	$2,318	0.5%	$1,842	0.4%	$476	$7,043	0.4%	$6,274	0.5%	$769
Selling	39,377	7.8%	34,542	6.6%	4,835	114,801	7.2%	78,634	6.0%	36,167
General and administrative	28,728	5.7%	34,717	6.6%	(5,989)	86,598	5.4%	77,298	5.9%	9,300
Goodwill and tradename impairment	52,220	10.3%	—	—%	52,220	52,220	3.3%	—	—%	52,220
Total operating expense	$122,643	24.3%	$71,101	13.6%	$51,542	$260,662	16.3%	$162,206	12.4%	$98,456
Quarter:
Operating expenses increased by $51,542 from the prior-year period. Research and development costs increased due to increased expenditures in the firearms and accessories markets. Selling expenses increased primarily due to increased commissions due to the Bushnell acquisition. General and administrative costs decreased due to the absence of transaction costs associated with the Bushnell acquisition in the prior year partially offset by transaction costs related to the Spin-off. A $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded in the quarter ended December 28, 2014.
Nine Months:
Operating expenses increased by $98,456 from the prior-year period. Research and development costs increased due to the acquisitions of Savage Arms and Bushnell. Selling expenses increased primarily due to increased commissions as a result of the acquisition of Bushnell and Savage Arms. General and administrative costs increased due to transaction costs related to the Spin-off and the addition of costs associated with Bushnell and Savage Arms, partially offset by the absence of transaction costs associated with the Savage Arms and Bushnell acquisitions in the prior year. A $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded in the quarter ended December 28, 2014.
Net Interest Expense
Quarter:
Net interest expense for the quarter ended December 28, 2014 was $8,357, an increase of $1,941 compared to $6,416 in the comparable quarter of fiscal 2014. The increase was due to the allocation of debt and interest expense to Vista Outdoor from ATK due to the acquisition of Bushnell.
Nine Months:
Net interest expense for the nine months ended December 28, 2014 was $25,281, an increase of $17,610 compared to $7,671 in the comparable nine-month period of fiscal 2014. The increase was due to the allocation of debt and interest expense to Vista Outdoor from ATK due to the acquisition of Bushnell and Savage Arms.
Income Tax Provision

	Quarter Ended					Nine Months Ended
	December 28, 2014	Effective Rate	December 29, 2013	Effective Rate	$ Change	December 28, 2014	Effective Rate	December 29, 2013	Effective Rate	$ Change
Income taxes	$14,206	467.8%	$22,794	40.6%	$(8,588)	$56,519	47.0%	$55,137	39.3%	$1,382
Vista Outdoor's provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. ATK is currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
Quarter:
The income tax provisions for the quarters ended December 28, 2014 and December 29, 2013 represent effective tax rates of 467.8% and 40.6%, respectively. The increase in the rate from the prior year quarter is primarily due to the nondeductible goodwill impairment partially offset by a true-up of prior-year taxes and the absence of the nondeductible acquisition costs recorded in the prior year.
Nine Months:
The income tax provisions for the nine months ended December 28, 2014 and December 29, 2013 represent effective tax rates of 47.0% and 39.3%, respectively. The increase in the rate from the prior year period is primarily due to the nondeductible goodwill impairment partially offset by the true-up of prior-year taxes and the absence of the nondeductible acquisition costs recorded in the prior year.
ATK or one of its subsidiaries files income tax returns in the U.S. federal and various U.S. state jurisdictions which include Vista Outdoor. In addition, certain of ATK's subsidiaries that are included in Vista Outdoor file income tax returns in foreign jurisdictions. With few exceptions, including the recent acquisitions, ATK is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS is currently auditing ATK for fiscal 2013 and 2014. We believe appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,193 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,158.
Liquidity and Capital Resources
Historically, Vista Outdoor has generated and expects to continue to generate positive cash flow from operations. In addition to Vista Outdoor's normal operating cash requirements, the Company's principal future cash requirements will be to fund capital expenditures, debt service, employee benefit obligations and strategic acquisitions. Vista Outdoor's short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements.
Vista Outdoor's ability to fund its operations and make payments on its indebtedness, including debt incurred to finance the dividend paid by Vista Outdoor to ATK pursuant to the Transaction Agreement as well as any future debt that Vista Outdoor may incur, will be funded from cash from operations and drawings under its Revolving Credit Facility. Vista Outdoor believes that its future cash from operations and availability under the Revolving Credit Facility will provide adequate resources to fund these needs. If Vista Outdoor's future cash flows from operations and other capital resources are insufficient, however, it may be forced to obtain additional debt or equity financing or sell assets.
Due to the global nature of Vista Outdoor's operations, a portion of its cash is held outside the United States. As of December 28, 2014, $18,800 of cash and cash equivalents were held by foreign subsidiaries, compared to Vista Outdoor’s total amount of cash and cash equivalents of $65,766 as of such date. All cash held by Vista Outdoor’s foreign subsidiaries is readily convertible into foreign currencies. Accordingly, we believe that our foreign holdings of cash will not have an adverse impact on our liquidity. Vista Outdoor does not currently expect to repatriate cash earnings from its foreign subsidiaries in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions.

Cash Flow Summary
Vista Outdoor's cash flows from operating, investing and financing activities, as reflected in the Condensed Combined Statement of Cash Flows for the nine months ended December 28, 2014 and December 29, 2013 are summarized as follows:

	December 28, 2014	December 29, 2013
Cash flows provided by operating activities	$79,174	$46,403
Cash flows used for investing activities	(30,634)	(1,323,410)
Cash flows (used for) provided by financing activities	(21,112)	1,309,899
Effect of foreign currency exchange rate fluctuations on cash	(1,666)	(121)
Net cash flows	$25,762	$32,771
Operating Activities.
Net cash provided by operating activities increased $32,771 as compared to the prior period. This increase was driven by timing of payments and increased cash flows generated by the Bushnell and Savage Arms businesses acquired in the prior year.
Investing Activities.
Net cash used for investing activities decreased $1,292,776, primarily caused by the impact of the acquisitions of Bushnell and Savage Arms in the prior year.
Financing Activities.
Cash flows related to financing activities reflect changes in ATK’s investment in Vista Outdoor and the allocation of debt to Vista Outdoor from ATK. Subsequent to the Spin-Off, Vista Outdoor will no longer participate in cash management and funding arrangements with ATK. Historically, Vista Outdoor has utilized these arrangements to fund significant expenditures, such as manufacturing capacity expansion and acquisitions.
Net cash used for financing activities was $21,112 compared to net cash provided by financing activities of $1,309,899 in the prior period, a change of $1,331,011. This change was due to the prior year allocation of debt to finance the Savage Arms and Bushnell acquisitions and the cash paid to ATK, which represents the net cash excess resulting from operating and investing activities as discussed above.
Vista Outdoor does not expect that its access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Credit Facilities
On December 19, 2014, Vista Outdoor entered into a Credit Agreement in connection with the Spin-Off and the ATK/Orbital Merger. The Vista Outdoor Credit Agreement is comprised of a senior secured term loan of $350,000 and a senior secured revolving credit facility of $400,000, both of which mature five years from the date the Term Loan is drawn under the Vista Outdoor Credit Agreement, which was February 9, 2015. In connection with the Spin-off, Vista Outdoor used a portion of the Senior Credit Facility to pay the $214,000 dividend to ATK as required as part of the Transaction Agreement on February 9, 2015.

The Term Loan is subject to quarterly principal payments of $4,375, beginning in June 2015, with the remaining balance due on February 9, 2020. Substantially all domestic tangible and intangible assets of Vista Outdoor and its subsidiaries are pledged as collateral under the Vista Outdoor Credit Agreement. Borrowings under the Vista Outdoor Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on Vista Outdoor's consolidated leverage ratio, as defined in the agreement, and based on the current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. The initial interest rate for the Term Loan is 1.92%. Vista Outdoor pays a commitment fee on the unused portion of the Revolving Credit Facility based on its consolidated leverage ratio, and based on the current ratio, this fee is 0.30%.

Other than undrawn letters of credit, Vista Outdoor does not have any borrowings under the Revolving Credit Facility. Vista Outdoor expects to use the Revolving Credit Facility to meet any ongoing cash needs in excess of internally generated or available cash flows and to issue letters of credit in the ordinary course of our business. Borrowings under the Revolving Credit Facility will be subject to customary borrowing conditions.

The Vista Outdoor Credit Agreement contains financial covenants that require the Company to maintain a consolidated interest coverage ratio (as defined in the Vista Outdoor Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Vista Outdoor Credit Agreement) of 3.50 to 1.00 or less. The Company expects to be in compliance with all such financial covenants. However, the business, financial position and results of operations are subject to various risks and uncertainties, and the Company cannot assure you that it will be able to comply with all such financial covenants in the future. For example, during periods in which the Company experiences declines in sales or otherwise experience the adverse impact of seasonality, the Company may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the Vista Outdoor Credit Agreement may prevent the Company from drawing under the Revolving Credit Facility and may result in an event of default under the credit agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness.

Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in the Information Statement.

Off-balance Sheet Arrangements

ATK provides a defined benefit pension plan for its eligible U.S. employees and retirees. In Vista Outdoor's financial statements, these plans are accounted for as multiemployer benefit plans and the portion of Vista Outdoor's liability associated with this U.S. plan is not reflected on Vista Outdoor's combined balance sheets. Other than these benefit obligations, there are no off-balance sheet arrangements.

Following the Spin-Off, Vista Outdoor expects to establish one or more defined benefit pension plans that provide benefits substantially identical to those provided by the ATK pension benefit plans applicable to Vista Outdoor employees who continue employment with the Company, and former Vista Outdoor employees and their respective beneficiaries who participated in the ATK pension plans immediately prior to the Spin-Off.

Each Company participant in an ATK pension plan as of the date of the Spin-Off will become a participant in a Vista Outdoor pension plan. As soon as practicable following the spin, ATK will cause its actuary to calculate the accrued liability as of the end of the month that the Spin-Off occurs. In addition, ATK will cause assets to be transferred from the trust established as part of the ATK pension plan to a trust established by Vista Outdoor for the Vista Outdoor pension plan benefits. Vista Outdoor will assume the benefit obligation attributed to Vista Outdoor's employees for this plan, and it will be reflected in Vista Outdoor's combined balance sheet as of the distribution date.
Contingencies
Litigation.    From time to time, Vista Outdoor is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of Vista Outdoor's business. Notwithstanding that the unfavorable resolution of any matter may have a material effect on its net earnings in any particular quarter, Vista Outdoor does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.
Environmental Liabilities.    Vista Outdoor's operations and ownership or use of real property are subject to a variety of laws and regulations relating to the protection of the environment, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Vista Outdoor is obligated to conduct investigation and/or remediation activities at certain sites that it owns or operates or formerly owned or operated.
Vista Outdoor also has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not currently expect that these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
While environmental laws and regulations have not had a material adverse effect on Vista Outdoor's operating results, financial condition, or cash flows in the past, and Vista Outdoor has environmental management programs in place to mitigate these risks, Vista Outdoor could incur material additional costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits in the future.

New Accounting Pronouncements
See Note 1 to the unaudited condensed combined financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and Vista Outdoor's inability to replace revenues provided by a key customer may have a material adverse effect on Vista Outdoor's business and financial condition. For the nine months ended December 28, 2014 and December 29, 2013, no single customer accounted for more than 10% of total revenues. If a key customer fails to meet payment obligations, Vista Outdoor's operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of Vista Outdoor’s operations. Vista Outdoor, however, has been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact the Company's Shooting Sports Segment.
Vista Outdoor has a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. Vista Outdoor will continue to evaluate the need for future price changes in light of these trends, Vista Outdoor's competitive landscape, and its financial results. If Vista Outdoor sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, Vista Outdoor's future results from operations and cash flows would be materially impacted.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vista Outdoor is exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, Vista Outdoor may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. Vista Outdoor may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but does not use derivative financial instruments for trading or other speculative purposes, and Vista Outdoor is not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 3 to the combined financial statements. Vista Outdoor's objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.
Vista Outdoor measures market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. Vista Outdoor used current market rates on the debt portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits were not included in the analysis.
Vista Outdoor conducts business through its subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, the British Pound, the Chinese Renminbi (Yuan), the Canadian Dollar, and the Australian dollar, could cause fluctuations in the reported results of Vista Outdoor's businesses’ operations that could negatively affect Vista Outdoor's results of operations.
In addition, sales and expenses of Vista Outdoor's non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 28, 2014, Vista Outdoor's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of Vista Outdoor’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that Vista Outdoor’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Vista Outdoor in reports that Vista Outdoor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports Vista Outdoor files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 28, 2014, we transitioned certain business units, representing approximately 66% of Vista Outdoor external sales, from an old accounting system to a new accounting system. There were no other changes in Vista’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, Vista Outdoor’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, Vista Outdoor is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of Vista Outdoor's business. Notwithstanding that the unfavorable resolution of any matter may have a material effect on its net earnings in any particular quarter, Vista Outdoor does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.
Vista Outdoor also has been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not currently expect that these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
The description of certain environmental matters contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contingencies,” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
While Vista Outdoor attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in the section entitled “Risk Factors” in the Information Statement. Since the date of the Information Statement, the Spin-Off has been completed, and the Company has entered into Vista Outdoor Credit Agreement and the agreements with Orbital ATK that are described in the Information Statement. Although the Spin-Off has been completed and the Company has entered into these agreements, the Company is still subject to the risks described in our Information Statement relating to Vista Outdoor's ability to achieve the benefits of these arrangements. The risks and uncertainties discussed in the section entitled “Risk Factors” in the Information Statement and the additional risk discussed below have the potential to materially affect Vista Outdoor’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

During the nine months ended December 28, 2014, approximately 9% of our revenue was generated from sales outside the United States. This revenue (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars.  For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our combined financial statements.  As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar and other major currencies, as is did appreciably in 2014, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1*
Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (Exhibit 2.1 to Vista Outdoor Inc.’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on August 13, 2014).

2.2*+
Transition Services Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.3*+
Ammunition Products Supply Agreement, dated as of February 9, 2015, among Alliant Techsystems Operations LLC and Federal Cartridge Company (Exhibit 2.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.4*+
Powder Products Supply Agreement, dated as of February 9, 2015, among Alliant Techsystems Operations LLC and Federal Cartridge Company (Exhibit 2.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.5*+
Tax Matters Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014)

3.1*
Amended and Restated Certificate of Incorporation of Vista Outdoor Inc. (Exhibit 3.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014)

3.2*	Amended and Restated Bylaws of Vista Outdoor Inc. (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014)
4.1*	Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014)
10.1*
Employment Agreement, dated as of December 18, 2014 between Vista Outdoor Inc. and Mark W. DeYoung. (Exhibit 10.3 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.2*
Vista Outdoor Inc. Credit Agreement, dated as of December 19, 2014 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders Party Thereto (Exhibit 10.9 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 22, 2014).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference.

+ Exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Vista Outdoor agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon its request; provided, however, that Vista Outdoor may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA OUTDOOR INC.
Date: March 3, 2015	By:	/s/ Stephen M. Nolan
		Name:	Stephen M. Nolan
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)