Form 10-K
period 2015-03-31
Vista Outdoor Inc.
filed 2015-06-01
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
938 University Park Boulevard, Suite 200
Clearfield, UT	84015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (801) 779-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
____________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded.
As of May 18, 2015, there were 63,612,736 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Certain business terms used in this document are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with our consolidated and combined financial statements included in this report.

Separation from Orbital ATK

On February 9, 2015, Orbital ATK completed the previously announced Spin-Off of its Sporting Group into Vista Outdoor. On February 9, 2015, Orbital ATK distributed to its stockholders two shares of Vista Outdoor Inc. common stock for every share of Orbital ATK common stock held as of record on February 2, 2015. In connection with the Spin-Off, Vista Outdoor filed a Form 10 with the SEC, which was declared effective on January 23, 2015. Vista Outdoor stock began trading "regular way" on February 10, 2015 under the symbol "VSTO" on the New York Stock Exchange.
Our Company
We are a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. Vista Outdoor operates in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Utah and has manufacturing operations and facilities in 10 U.S. States, Canada, Mexico and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014.

We serve the outdoor sports and recreation markets through a diverse portfolio of over 30 well-recognized brands that provide consumers with a range of affordable, performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders and performance eyewear. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Walmart, Cabela's, Gander Mountain, Bass Pro Shops, Dick's Sporting Goods, Sportsman's Warehouse and Recreational Equipment, Inc. We have a scalable, integrated portfolio of brands that allows us to leverage deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.

Many of our brands have a rich, long-standing heritage, such as Federal Premium, founded in 1922, and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No. 1 sales position in the U.S. markets for ammunition, riflescopes and golf rangefinders. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to improve performance, quality and affordability while providing world-class customer support to major retail partners and end users. We have received numerous awards for product innovation by respected industry publications and for service from our retail customers. Additionally, high-profile professional sportsmen and athletes use and endorse our products, which influences the purchasing behavior of recreational consumers.

Our brands in the shooting sports and outdoor products markets include the following:

Shooting Sports	Outdoor Products
Federal Premium	Bushnell	BLACKHAWK!
Savage Arms	Alliant Powder	Millett
American Eagle	Bee Stinger	Night Optics
Blazer	Bollé	Outers
CCI	Butler Creek	Primos
Estate Cartridge	Cébé	RCBS
Fusion	Champion Target	Serengeti
Speer	Eagle	Simmons
Stevens	Final Approach	Stoney Point
	Gold Tip	Tasco
	GunMate	Uncle Mike's
	Gunslick Pro	Weaver Optics
Hoppe's

We have approximately 5,200 employees across four continents. We also source finished product both domestically and internationally for global distribution. Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. Our strong wholesale and retail relationships and diverse product offering provide a unique competitive advantage that enhances our growth opportunities, provides sales stability and supports high levels of profitability.

Market Opportunity

We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, water sports and wildlife viewing, totaled $48 billion in 2011, according to the 2012 Outdoor Recreation Economy National Report issued by the Outdoor Industry Association, which publishes data every five years. Examples of the sports and activities we target include hunting, archery, target shooting, hiking, camping, bird watching, golf and snow skiing. We believe the sporting goods and outdoor recreation sectors are lucrative global markets with the potential for sustained future growth. We believe a greater awareness of, and participation in, outdoor sports and recreation has been a principal driver of this growth. We believe growth will continue, driven by positive shifts in consumer demographics utilizing our products, including increases in new, female and younger participants, and expanding interest in outdoor sports and shooting activities.

Outdoor Recreation and Accessories Industry

The outdoor recreation and accessories industry represents a large and growing focus area of our business. Examples of products in this industry include wildlife watching, archery, winter sports, water sports, fishing, camping and hiking, golf and rock climbing. Our consumers often participate in more than one of these activities. The brands we currently own in this industry include Bushnell, Primos, Bollé, Serengeti, Cébé, Gold Tip, Weaver and Tasco. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, presents attractive growth opportunities, both organically and through strategic acquisitions.

Shooting Sports Industry

Shooting sports products currently represent the largest proportion of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. Recently, firearms, sales have experienced a decline, which may indicate decreased demand for long-guns and related accessory categories, which could impact our future Shooting Sports revenue. However, firearms sales as measured by the NICS, grew at a compound annual rate of 6% from 2003 to 2014. We believe we are well-positioned to succeed in the shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

Competitive Strengths

Portfolio of Authentic Brands Focused on Outdoor Sports and Recreation

We have a diverse portfolio of outdoor sports and recreation and shooting sports brands, many with long-standing, market leading positions. We seek to maintain our brand strength by developing performance-enhancing innovations, introducing new products, engaging in product and brand marketing campaigns, and providing marketing support to our strategic channel partners. We target selling prices that balance our premium positioning with our focus on affordability to capture a large consumer base. Our brand strength and product innovations allow us to drive sales growth and deliver robust profit margins.

We employ a segmented brand strategy that leverages over 30 brands that are leaders in niche categories. This approach provides us with several competitive advantages:

•
Strong brand recognition, with the ability to command a leading market share position across several categories. For example, our Bushnell brand has a No. 1 market share in riflescopes and golf rangefinders, while our Hoppe's brand has a No. 1 market share in gun cleaning solutions and accessories.

• Better insight into consumer preferences and market dynamics through information sharing across our portfolio. For example, our strategic relationships with key accounts combined with our world-class customer service model deliver consumer insights into our aligned product development organization and process. This information helps us develop and maintain a robust new product pipeline.

• "Good, better, best" strategy using multiple brands. For example, our Bushnell Elite products target consumers seeking high-end products.

• Increased presence and shelf space in our core retail channels. By offering a wide variety of brands, we are able to command more shelf space.

Savage Arms, acquired in 2013, is a nationally recognized long gun brand among hunters and recreational shooters who desire quality at an affordable price. Our Bushnell brand holds the leading U.S. market position in riflescopes, binoculars and golf rangefinders. BLACKHAWK! is an industry leader in tactical accessories with a customer base that ranges from individual shooting enthusiasts to government customers who depend on its performance and durability.

Leading Innovation and Product Development Competencies

We believe our product development capabilities and intellectual property portfolio provide us with a strong competitive advantage. By applying our engineering and manufacturing expertise, we have been able to bring to market new and innovative products that maintain product differentiation while targeting affordability for our end consumers.

We have continuously invested in research and development (R&D) and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. We have leveraged our scale to develop a sophisticated R&D business process that we believe is difficult to replicate. Our current intellectual property portfolio includes over 500 patents, providing us with valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 80 dedicated design and product development professionals across the organization. Recent examples of our innovative, market-leading products include:

•
The Savage A17 is an all new delayed blow back action rifle designed specifically for .17HMR rim fire ammunition.  It features multiple patent pending features including an externally adjustable Savage semi auto loading action Accutrigger, as well as an inertia controlled delayed locking mechanism.  In support of the A17 launch we developed an optimized CCI .17HMR ammunition solution featuring a polymer tipped 17 gram bullet that is highly compatible with the A17’s unique delayed blowback system.

•
The Federal Premium 3rd Degree Shotshell uses a multi-shot, three stage payload and the exclusive FliteControl wad to deliver effective, lethal patterns whether a gobbler is standing 10 yards out or 50 plus.  We believe it’s the most versatile turkey load ever produced.

•
The Tour X golf laser rangefinder, Bushnell's newest offering in golf laser range finders, features Exchange Technology, which allows the user to use Bushnell’s patented Slope Technology when the red faceplate is installed and functions as a USGA-conforming device when the black faceplate is installed.

Proven Manufacturing, Global Sourcing and Distribution Platform

We believe our state-of-the-art manufacturing expertise, leading sourcing and distribution capabilities, and high-quality retail, wholesale and distributor networks allow us to produce, deliver and replenish products in a more efficient and faster manner than our competitors. We believe this allows us to better meet the needs of our customers and end users. We operate 15 manufacturing facilities in the United States, Puerto Rico, Mexico and Canada. A large portion of our manufacturing requires rigorous adherence to regulatory standards and certification. These regulations provide high barriers to entry as they require significant capital investments and lengthy government approval processes to manufacture many of our high-volume products. Further, we believe that we leverage the scale and scope of our manufacturing operations to be the low-cost producer of many of our products.

Our business model incorporates strategic deployment and alignment of the company's key objectives and goals, which include stringent operational metrics to drive year-over-year quality improvements, on-time delivery and operating efficiencies. We maintain a disciplined quality process and oversight to drive bottom line results and meet customer expectations. Additionally, our customer service model collects and incorporates consumer insight data, providing quality improvement opportunities.

Integrated supply chain management is core to our company. We procure large quantities of raw materials for our manufacturing operations and we use effective negotiating disciplines and production methods, with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product. We also source finished product both domestically and internationally for global distribution. We continuously seek to improve our vendor base as well as our in-country support and oversight and, through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network is not easily replicated.

We have a global presence, selling goods through our distribution network in North America, South America, Europe, Asia and Australia. To increase efficiencies, we have consolidated our North American distribution centers and continue to implement automated processes in key locations. Additionally, we continue to leverage our scale to decrease overall distribution costs.

We maintain positive relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our top retail and distributor partners include Walmart, Cabela's, Bass Pro Shops, Gander Mountain, AcuSport, United Sporting Group and Dick's Sporting Goods. For many of our top retail partners, our management team interfaces directly with their executives to ensure we are delivering the products our retailers need to meet the demands of the end user in the most efficient and profitable manner possible. Furthermore, we believe our scale is a unique competitive advantage that allows us to leverage our platform to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support and organize product category merchandising plans. These capabilities give us an advantage as we believe few competitors offer this level of retail support or a more comprehensive product portfolio.

Proven M&A Capabilities

We have a history of successfully identifying, acquiring, integrating and growing complementary businesses. For example, in fiscal year 2011 we expanded our tactical accessories capabilities through the acquisition of BLACKHAWK!. In fiscal year 2014, we acquired two more companies, Savage Arms and Bushnell, both of which grew our presence in the outdoor recreation and shooting sports markets and enhanced our manufacturing, product development and distribution platform for future acquisitions. We have also maintained the discipline to forgo certain acquisition opportunities that did not meet our specific operating and return on investment criteria. We believe our integrated outdoor sports and recreation platforms, leading brands and scale enable us to enhance the cost synergy potential and success of an acquisition by leveraging our customer relationships, sales and marketing resources, low-cost manufacturing and distribution network. We also believe our broad distribution network and retail partnerships can accelerate revenue growth in acquired companies.

Our Strategy

Capitalize on a Growing and Fragmented Market

We seek to capitalize on the growing and fragmented market opportunities in the outdoor sports and recreation markets. We believe our scalable business platform, strong retail and wholesale relationships and product development capabilities position us to capture additional market share. We believe continued industry and retail store expansions will provide growth opportunities in our primary operating segments. For instance, a number of our key customers have announced new store openings that will amount to over 80 new stores in calendar year 2015. We intend to utilize our existing infrastructure and manufacturing capabilities to support the growth of our retail customers, and we will continue to leverage our economies of scale and distribution capabilities to efficiently capture the upside potential related to increases in consumer demand.

Develop New and Innovative Products to Drive Organic Growth and Customer Loyalty

We intend to continue to drive organic growth and customer loyalty through the development of new and innovative products. We believe our outdoor enthusiast consumers demand the latest technologies and performance enhancements, which drives new consumer purchases or replacement purchases for older products. We expect that our product development strategy will enable us to grow sales, maintain or increase profit margins and preserve the strength of our brands.

Expand into Complementary or Adjacent Categories Through M&A

Given our financial flexibility and the highly fragmented nature of our industry , we believe we have the opportunity to supplement our organic growth with acquisitions. We intend to maintain our highly disciplined approach to acquisitions, focusing on transactions that we believe will deliver significant shareholder value, create synergies and enable us to penetrate new markets, enter new product categories or service new channels. We intend to leverage the strength of our current brands and our knowledge of the end consumer to enter adjacent markets that target customers within the outdoor sports and recreation markets. We believe our free cash flow profile and strong balance sheet position provide us the financial flexibility to aggressively pursue strategic M&A.

Leverage Relationships with Our Wholesale and Retail Channels

We have strong relationships with a number of leading wholesalers as well as mass and specialty retailers. We continuously strive to strengthen our relationships by working closely with each of our channel partners. This may include providing marketing support, supporting joint merchandising programs and managing inventory on our partners' behalf. We will continue to leverage these relationships to secure increased shelf space and premium product placement and to increase retailer sell-through of our products. As a result, we expect to continue to grow our market share.

Continuously Improve Operations

We have a strong focus on continuous improvement in all facets of our business, including engineering, product development, manufacturing, sourcing, sales, distribution and administrative functions. We use our business model, VPM, to align functional execution to the goals of the enterprise and to implement these goals throughout the organization. We also use VPM to identify opportunities for process improvement and to implement and monitor quality and efficiency-focused refinements to our processes. We expect to continue to use VPM to drive operational improvements in our legacy business areas, our recent acquisitions and in future acquired businesses to deliver improved competitive positions and margin improvement.

Business Operations

Operating Segments

Vista Outdoor operates through two operating segments: Shooting Sports and Outdoor Products. Each of our segments enjoys expanded distribution for some of the most widely known and respected brands in the industry. See Note 17 to our consolidated and combined financial statements for financial information regarding our segments.

Shooting Sports

The Shooting Sports segment designs, develops, produces, and sources ammunition and firearms for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets. Our Federal Premium and Speer brands of ammunition are market-leaders. Additional ammunition brands include American Eagle, Blazer, CCI, Estate Cartridge, Fusion and Independence. Our firearms products include centerfire rifles, rimfire rifles, shotguns and range systems. The Savage Arms brand is a leader in the sporting long gun market. Other brands include Savage Range Systems and Stevens. Our Shooting Sports segment generated 65% of our external sales in fiscal year 2015.

Outdoor Products

The Outdoor Products product lines include binoculars, trail cameras, target systems, mounts, game calls, decoys, blinds, safety and protective eyewear, fashion and sports eyewear, laser rangefinders, archery accessories, riflescopes, hunting laser rangefinders, gun care products, reloading equipment, gun powder and targets. These products are marketed under a number of well-known brand names including: Alliant Powder, BLACKHAWK!, Bollé, Bushnell, Butler Creek, Champion, Gold Tip, Gunslick Pro, Hoppe's, Millett, Outers, Primos, RCBS, Serengeti, Simmons, Tasco, Uncle Mike's and Weaver. Our Outdoor Products segment also produces tactical systems and equipment for the U.S. government, allies of the United States and law enforcement, both domestic and international. These products are marketed under well-known brand names, including BLACKHAWK!, Eagle and Uncle Mike's. Our Outdoor Products segment products generated 35% of our external sales in fiscal year 2015.

Customers and Marketing

Our customers are outdoor sporting enthusiasts, hunters, recreational shooters and athletes, as well as law enforcement and military professionals. In fiscal year 2015, U.S. consumers represented 68% of our sales, while international customers represented 18% and law enforcement and military professionals represented 14%. We believe the outdoor industry is led by enthusiasts with a passion for reliable, high performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize third-party endorsements and purchased media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. For example, we routinely garner coverage in leading print and digital trade and non-trade publications that include Field & Stream, Guns & Ammo and American Rifleman. We supplement this exposure with data-driven print advertising that is designed to maximize reach and return on investment. Our integrated efforts include broadcast exposure on top networks and sponsorship of ratings-leading programming such as Bone Collector, Buckmasters, Guns & Ammo and Primos' Truth About Hunting. We also rely on brand ambassadors within the industry such as Michael Waddell, Tony Parker and Rickie Fowler, and mainstream personalities such as Troy, Jacob, and Chase Landry on the hit series "Swamp People".

Quality Assurance

We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We have also recently implemented a new customer call center process. This process collects important customer data, providing us with the opportunity to make improvements to our quality to ensure that our customers are satisfied with our customer service process.

Employees

We employ approximately 5,200 people. We operate 15 manufacturing facilities in the United States, Puerto Rico, Mexico and Canada. We have union-represented employees at our Westfield, MA location, comprising approximately 4.1% of our total workforce. We have had no strikes or work stoppages during the last five years. We believe that our employee relations are generally good.

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Significant competitors in the outdoor sporting market include Black Diamond, Jarden, Amer Sports and Johnson Outdoors. Significant accessories competitors include major optics companies Leupold and Nikon, as well as Vortex Optics and Arnette, Oakley, OTIS, Revo and Safariland. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, Selliers & Bellott and Wolf. Significant firearms competitors include Mossberg, Marlin, Ruger, Remington and Winchester.

Seasonality

Our business experiences a certain level of seasonality. Sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather in those periods. Sales of our hunting accessories are generally highest during the months of August to December due to shipments around the fall hunting season and holidays. Sales of sporting ammunition have historically been lower in our first fiscal quarter. However, with the influx of new customers into the shooting sports, this seasonality has been reduced somewhat. Our winter sport accessories sales are dependent on cold winter weather and snowfall in our markets, and can be negatively impacted by unseasonably warm or dry weather in our markets.

Intellectual Property

In the highly competitive business in which we operate, our trade names, service marks and trademarks are important to distinguish our products and services from those of our competitors. We rely upon trade secrets, continuing technological innovations and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of over 500 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development and engineering skills, make important contributions to our business. We are not aware of any facts which would negatively impact our continuing use of any of our trade names, service marks, trademarks or patents.

Regulatory Matters

Like many other manufacturers and distributors of consumer products, we are required to comply with a wide variety of laws, rules and regulations, including those surrounding labor and employment law, environmental law, consumer product safety, and the export and import of our products. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.

U.S. Regulation

Our operations are subject to a variety of federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance with these laws and regulations and that forward-looking, proper and cost-effective management of air, land and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. We incur operating and capital costs on an ongoing basis to comply with environmental requirements, and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.

Some environmental laws, such as the U.S. federal Superfund law and similar state laws, can impose liability, without regard to fault, for the entire costs of the cleanup of contaminated sites on current or former site owners and operators or parties who sent wastes to such sites. We are conducting investigation and/or remediation activities at certain of our current or former sites where impacts from historical operations have been identified. We also have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste disposal sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities at these sites, based on currently available information, we do not currently expect these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition or cash flows. We could incur substantial additional costs as a result of any additional obligations imposed or conditions identified at these or other sites in the future.

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products.

We are also subject to the rules and regulations of the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against us or, ultimately, revoke our license to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local and foreign laws, regulations and protocols. Applicable laws:

• require the licensing of all persons manufacturing, exporting, importing or selling firearms and ammunition as a business;

• require background checks for purchasers of firearms;

• impose waiting periods between the purchase of a firearm and the delivery of a firearm;

• prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;

• regulate the use and storage of gun powder or other energetic materials;

• regulate the interstate sale of certain firearms;

• prohibit the interstate mail-order sale of firearms;

• regulate our employment of personnel with criminal convictions; and

• restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions.

The international sale of our products is also regulated by the United States Department of State and Department of Commerce. These agencies oversee the export of our products including firearms, shotguns, ammunition and night vision devices, amongst other products. In many instances, we must obtain export authorizations for international shipments. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

We are also regulated by the U.S. Department of Homeland Security, which handles the out-bound and in-bound movement of our products, as well as, components, parts, and materials used in our manufacturing processes. The agency can detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. Also, the agency works closely with the Department of State and the Department of Commerce to ensure compliance in protection of national security.

Foreign Regulation

Foreign regulations, which may affect our products, are numerous and may be ambiguous or otherwise unclear. We prefer to work with distributors who are familiar with the applicable import regulations in our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. We rely on our distributors to inform us of those countries where our products are prohibited or restricted.
Executive Officers
The following table sets forth certain information with respect to Vista Outdoor's executive officers as of May 1, 2015:

Name	Age	Title
Mark W. DeYoung	56	Chairman and Chief Executive Officer
Stephen M. Nolan	46	Senior Vice President and Chief Financial Officer
Scott D. Chaplin	48	Senior Vice President, General Counsel and Secretary
Stephen S. Clark	46	Senior Vice President, Human Resources and Corporate Services

Each of the above individuals serves at the pleasure of the Board of Directors and is subject to reelection annually on the date of the Annual Meeting of Stockholders. No family relationship exists among any of the executive officers or among any of them and any director of Vista Outdoor. There are no outstanding loans from Vista Outdoor to any of these individuals. Information regarding the employment history (in each case with Vista Outdoor unless otherwise indicated) of each of the executive officers is set forth below.

Mark W. DeYoung, age 56, has served as our Chairman and Chief Executive Officer since February of 2015. Mr. DeYoung served as President and Chief Executive Officer of Orbital ATK from February 2010 to February 2015, and serves as a director of Orbital ATK. From 2002 to February 2010, he was President of Orbital ATK's Armament Systems Group, holding the title of Senior Vice President and President, Armament Systems (formerly Ammunition Systems) from 2006 to February 2010, Senior Vice President, Ammunition Systems, from 2004 to 2006, and Group Vice President, Ammunition Systems, from 2002 to 2004. Mr. DeYoung is a lifetime member of the NRA, and has current and past memberships in Ducks Unlimited, Wild Sheep Foundation, Pheasants Forever, Rocky Mountain Elk Foundation, Mule Deer Foundation and Quail Forever. He has more than 25 years of experience in leading organizations in the defense, aerospace and commercial sectors.

Stephen M. Nolan, age 46, has served as our Senior Vice President and Chief Financial Officer since February of 2015. Mr. Nolan served as Senior Vice President of Strategy and Business Development of Orbital ATK from July 2013 to February 2015. From February 2013 through July 2013, he served as Orbital ATK's Interim Senior Vice President of Business Development. From 2010 to 2013, he was Orbital ATK's Vice President, Strategy and Business Development, Aerospace Systems, and from 2009 to 2010, he was Orbital ATK's Vice President and General Manager, Advanced Systems. Prior to that, he held a number of leadership positions across Orbital ATK. Before joining Orbital ATK in 2006, he was a Director of Corporate Strategy and Development at Raytheon Company and, before that, an Engagement Manager at McKinsey & Company.

Scott D. Chaplin, age 48, has served as our Senior Vice President, General Counsel and Secretary since February of 2015. Mr. Chaplin served as Senior Vice President, General Counsel and Corporate Secretary of Orbital ATK from October 2012 through February 2015. Before joining Orbital ATK, he served as Senior Vice President, General Counsel and Corporate Secretary of Stanley, Inc., an information technology company. From 2004 to 2005, he served as Vice President and General Counsel of BAE Systems Information Technology. From 1999 to 2004, he served as Vice President and General Counsel of DigitalNet, Inc. He also worked as an adjunct professor of law at American University, Washington College of Law and as an associate attorney for Morgan, Lewis & Bockius LLP and Reed Smith LLP, both in Washington, D.C.

Stephen S. Clark, age 46, has served as our Senior Vice President, Human Resources and Corporate Services since February of 2015. Prior to joining Vista Outdoor, Mr. Clark served as Senior Vice President and Chief People Officer for the H.J. Heinz Company, a food products manufacturer. He joined Heinz in 2002 and held various and increasing leadership roles within the human resources function, including serving as Senior Vice President and Chief People Officer from October 2015 to June 2013. Mr. Clark was the director of staffing for the Salt Lake Organizing Committee (SLOC) for the 2002 Olympic and Paralympic Winter Games from 1998 to 2002. He also served in human resources management positions for Pizza Hut, Inc. from 1995 to 1998.
Available Information
You can find reports on our company filed with the SEC on our Internet site at www.vistaoutdoor.com under the "Investor Relations" heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
You can also obtain these reports from the SEC's Public Reference Room, which is located at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by phone (1-800-SEC-0330) or on the Internet (www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Glossary and Acronyms

Glossary

Bushnell: Refers to Bushnell Group Holdings, Inc.

Credit Agreement: Refers to the Vista Outdoor Inc. Credit Agreement, dated as of December 19, 2014 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto.

Form 10: Registration Statement filed by Vista Outdoor on Form 10, as amended on January 16, 2015.

Lake City: Refers to the Lake City Army Ammunition Plant owned and operated by a subsidiary of OrbitalATK.

Merger: Refers to a subsidiary of ATK merging with and into Orbital Sciences Corporation with Orbital Sciences Corporation surviving the Merger as a wholly owned subsidiary of ATK, immediately following the Spin-Off.

Orbital ATK: Refers to Alliant Techsystems Inc. (ATK) prior to February 9, 2015 and to Orbital ATK for periods subsequent to February 9, 2015.

Savage Arms: Refers to Caliber Company, parent company of Savage Sports Corporation

Spin-Off: Refers to Orbital ATK's completion of the previously announced spin-off of its Sporting Group into Vista Outdoor.

Transaction Agreement: Refers to the Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista Outdoor Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation

Vista Outdoor, the Company, we, our, and us: Refers to Vista Outdoor Inc. for disclosures relating to periods subsequent to February 9, 2015. For disclosures relating to periods prior to February 9, 2015, refers to the ATK Sporting Group.

Acronyms

ATF: Bureau of Alcohol, Tobacco, Firearms and Explosives

DMD: Domestic manufacturing deduction

EAR: Export Administration Regulations

ITAR: International Traffic in Arms Regulations

M&A: Mergers & Acquisitions

NICS: National Instant Criminal Background Check System

NSSF: National Shooting Sports Foundation

PRP: potentially responsible party

R&D: research and development

SEC: Securities and Exchange Commission

SFIA: Sports & Fitness Industry Association

VPM: Vista Performance Management

ITEM 1A.    RISK FACTORS
Vista Outdoor is subject to a number of risks, including those related to domestic and international commercial sales. The material risks facing Vista Outdoor are discussed below.

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.

We operate in a highly competitive industry and we compete against manufacturers that have well-established brand names and strong market positions. Significant accessories competitors include major optics companies Leupold and Nikon, as well as Vortex Optics and Arnette, Oakley, OTIS, Revo, Safariland and others. Significant ammunition competitors include Remington Arms, Winchester Ammunition (a division of Olin Corporation) and various smaller manufacturers and importers, including Black Hills Ammunition, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, Selliers & Bellott and Wolf. Significant firearms competitors include Mossberg, Marlin, Ruger, Remington and Winchester.

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Certain of our competitors may be more diversified than us or may have financial and marketing resources that are substantially greater than ours, which may allow these competitors to invest more heavily in intellectual property, product development and advertising. Since many of our competitors also source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced.

Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on mature products, which could lead to lower margins.
Internationally, our products typically face more competition where foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other sporting and recreational products for the discretionary spending of consumers. Failure to effectively compete with these other competitors or alternative products could have a material adverse effect on our performance.

Our results of operations could be materially harmed if we are unable to forecast demand accurately for our products.

We often schedule internal production and place orders for products with third party suppliers before receiving firm orders from our customers. For example, the ammunition products supply agreement with Orbital ATK offers an incentive for us to place a large advance order. Under such agreement, if we place a sizeable order for certain ammunition products prior to the start of the fiscal year in which they are to be delivered, during such fiscal year, subject to certain exceptions, Orbital ATK will only sell small-caliber ammunition products manufactured at its Lake City plant to us and the U.S. Department of Defense. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

• an increase or decrease in consumer demand for our products or for the products of our competitors;

• our failure to accurately forecast customer acceptance of new products;

• new product introductions by competitors;

• changes in our relationships with customers;

• changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

• changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports; and

• weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products.

On the one hand, inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, financial condition or results of operations. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party suppliers may not be able to create products that meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We cannot assure you that we will be able to manage inventory levels successfully to meet future order and reorder requirements.

Our sales are highly dependent on purchases by several large retail customers, and we may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.

The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten retail customers accounted for approximately 40% of our consolidated net sales in the fiscal year ended March 31, 2015. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.

Although we have long-established relationships with many of our retail store customers, as is typical in the markets in which we compete, we do not have long-term purchase agreements with our customers. As such, we are dependent on individual purchase orders. As a result, these retail store customers would be able to cancel their orders, change purchase quantities from forecast volumes, delay purchases, change other terms of our business relationship or cease to purchase our products entirely. The loss of any one or more of our retail store customers or significant or numerous cancellations, reductions, delays in purchases or changes in business practices by our retail store customers could have an adverse effect on our business, financial condition or results of operations.

We have historically relied on Orbital ATK for certain of our ammunition and gun powder products. After the Spin-Off, our relationship with Orbital ATK has changed and may adversely affect our supply of these products.

We rely on Orbital ATK for certain of our ammunition and gun powder products. Concurrently with the Spin-Off, we entered into a supply agreement with a subsidiary of Orbital ATK pursuant to which the Lake City plant operated by such subsidiary will manufacture and supply certain of our requirements for 5.56mm (including .223 caliber), 7.62mm and .50 caliber ammunition products, subject to certain exceptions. We also entered into an additional Supply Agreement pursuant to which a subsidiary of Orbital ATK will manufacture and supply certain of our gun powder products. The Supply Agreements provide that, following the Distribution, (1) Orbital ATK and its subsidiaries will manufacture and supply all of our requirements for 5.56mm (including .223 caliber), 7.62mm and .50 caliber cartridge ammunition products, in each case excluding any frangible ammunition products (referred to as the "ammunition products") and certain Alliant canister gun powder products (referred to as the "gun powder products"), subject to capacity limitations and, in the case of ammunition products, the priority rights of the U.S. Department of Defense and (2) we will purchase all of our requirements for such products from Orbital ATK and its subsidiaries (and will not purchase such products from another party or manufacture such products ourselves), subject to the right to "cure" if Orbital ATK and its subsidiaries fail to perform. Notwithstanding the foregoing, we generally may continue to manufacture certain ammunition currently manufactured by the Shooting Sports segment.

If our ammunition products order for a given fiscal year meets or exceeds an agreed amount, during such fiscal year, subject to certain exceptions, Orbital ATK and its subsidiaries will only be permitted to sell small caliber ammunition products produced at its Lake City plant to us and the U.S. Department of Defense. If our ammunition products order for a given fiscal year is less than such amount, then Orbital ATK and its subsidiaries may sell those small caliber ammunition products to any other party during such fiscal year. Orbital ATK and its subsidiaries will only be permitted to sell cannister gun powder products to us, irrespective of the amount of gun powder products ordered by us. The ammunition products Supply Agreement will also prohibit us from reselling 5.56mm (including .223 caliber), 7.62mm and .50 caliber ammunition products (excluding any frangible ammunition products) to the U.S. Department of Defense, although we generally may continue to sell to the U.S. Department of Defense certain ammunition that the Shooting Sports segment currently sells to the U.S. Department of Defense.

The initial term of each Supply Agreement is three years. The ammunition products Supply Agreement is renewable for an additional three-year term and one further term thereafter ending on September 30, 2023, while the gun powder products Supply Agreement is renewable for additional one-year terms. After the Spin-Off, our relationship with Orbital ATK has changed and such change may affect our supply of ammunition products and gun powder products. We cannot assure you that we will be able to renew the Supply Agreements or that we will be able to source ammunition products or gun powder products from another supplier on favorable terms or at all. If we fail to maintain an adequate supply of ammunition products and gun powder products, our business, financial condition or results of operations could be adversely affected.

Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on third party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third party suppliers, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers can also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

Following the Spin-Off, we rely on Orbital ATK for certain of our ammunition and gun powder products. If the production capabilities of Orbital ATK's Lake City plant or Radford plant change such that we fail to maintain an adequate supply of ammunition and gun powder products, our operating costs could increase and the competitive positions of our ammunition and gun powder products could be adversely impacted.

We face risks relating to our international business that could adversely affect our business, financial condition or results of operations.

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with doing business internationally, including:

• issues related to managing international operations;

• potentially adverse tax developments;

• lack of sufficient protection for intellectual property in some countries;

• currency exchange and import and export controls;

• social, political and economic instability in the countries in which we operate;

• local laws and regulations, including those governing labor, product safety and environmental protection; and

• limitations on our ability to efficiently repatriate cash from our foreign operations.

Any one or more of these risks could adversely affect our business, financial condition or results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.

The international nature of our business exposes us to trade sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act, anti-boycott provisions and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, financial condition or results of operations.

Our revenues and results of operations may fluctuate unexpectedly from quarter-to-quarter, which may cause our stock price to decline.

Our revenues and results of operations have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

• market acceptance of our products and services;

• the timing of large domestic and international orders;

• future cancellation of existing orders;

• the outcome of any existing or future litigation;

• adverse publicity surrounding our products, the safety of our products or the use of our products;

• changes in our sales mix;

• new product introduction costs;

• complexity in our integrated supply chain;

• increased raw material expenses;

• changes in amount and/or timing of our operating expenses; and

• changes in laws and regulations that may affect the marketability of our products.

As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

Seasonality and weather conditions may cause our results of operations to vary from quarter to quarter.

Because many of the products we sell are used for seasonal outdoor sporting activities, our results of operations may be significantly impacted by unseasonable weather conditions in our markets. For example, our winter sport accessories sales are dependent on cold winter weather and snowfall in our markets, and can be negatively impacted by unseasonably warm or dry weather in our markets. Conversely, sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather patterns do not conform to seasonal norms.

Sales of our hunting accessories are highest during the months of August through December due to shipments around the fall hunting season and holidays. In addition, sales of our ammunition have historically been lower in our first fiscal quarter. We cannot assure you that the seasonality of our sales will not increase in the future. Seasonal variations in our results of operations may reduce our cash on hand, increase our inventory levels and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

Our success depends upon our ability to introduce new products into the market that meet our high standards and match customer preferences.

Our efforts to introduce new products into the market may not be successful, and any new products that we introduce may not result in customer or market acceptance. We both develop and source new products that we believe will match customer preferences. The development of new products is a lengthy and costly process and may not result in the development of a successful product. In addition, the sourcing of our products is dependent, in part, on our relationships with our third party suppliers. If we are unable to maintain these relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. Failure to develop or source and introduce new products that consumers want to buy could decrease our sales, operating margins and market share and could adversely affect our business, financial condition or results of operations.

Even if we are able to develop or source new products, our efforts to introduce new products may be costly and ineffective. When introducing a new product, we incur expenses and expend resources to market, promote and sell the new product. New products that we introduce into the marketplace may be unsuccessful or may achieve success that does not meet our expectations for a variety of reasons, including failure to predict market demand, delays in introduction, unfavorable cost comparisons with alternative products and unfavorable performance. Significant expenses related to new products that prove to be unsuccessful for any reason will adversely affect our results of operations.

Some of our products contain licensed, third party technology that provides important product functionality and features. The loss or inability to obtain any such license could have a material adverse effect on our business.

Our products may contain technology licensed from third parties that provides important product functionality and features. We cannot assure you that we will have continued access to this technology. For example, if the licensing company ceases to exist, either from bankruptcy, dissolution or purchase by a competitor, we may lose access to important third party technology and may not be able to obtain replacement technology on favorable terms or at all. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact our future access to the technology. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and features of our products, and adversely affect our business, financial condition or results of operations.

We manufacture and sell products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.

Our products expose us to potential product liability, warranty liability or personal injury claims and litigation relating to the use or misuse of our products. If successful, such claims could have a material adverse effect on our business. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

Defects in our products could reduce demand for our products and result in a decrease in sales, delays in market acceptance and damage to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our products and component parts from third party suppliers and may not be able to detect defects in such products or component parts until after they are sold. Defects in our products may result in a loss of sales, delay in market acceptance and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.

Like many other manufacturers and distributors of consumer products, we are required to comply with a wide variety of laws, rules and regulations, including those surrounding labor and employment law, environmental law, the export and import of our products, taxation and consumer products generally. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.

Our operations are subject to a variety of laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of certain materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We could incur substantial costs, including remediation costs, resource restoration costs, fines, penalties and third party property damage or personal injury claims as a result of liabilities under or violations of such laws and regulations or the permits required thereunder. While environmental laws and regulations have not had a material adverse effect on our business, financial condition or results of operations, the ultimate cost of environmental liabilities is difficult to accurately predict and we could incur material additional costs as a result of requirements or obligations imposed or liabilities identified in the future.

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we could have large quantities of finished products that we are unable to sell.

We are also subject to the rules and regulations of the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against us or, ultimately, revoke our license to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local and foreign laws, regulations and protocols. Applicable laws:

• require the licensing of all persons manufacturing, exporting, importing or selling firearms and ammunition as a business;

• require background checks for purchasers of firearms;

• impose waiting periods between the purchase of a firearm and the delivery of a firearm;

• prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;

• regulate the use and storage of gun powder or other energetic materials;

• regulate the interstate sale of certain firearms;

• prohibit the interstate mail-order sale of firearms;

• regulate our employment of personnel with criminal convictions; and

• restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions.

Also, the export of our products is controlled by ITAR and EAR. The ITAR implements the provisions of the Arms Export Control Act and is enforced by the U.S. Department of State. The EAR implements the provisions of the Export Administration Act and is enforced by the U.S. Department of Commerce. Among their many provisions, the ITAR and the EAR require a license application for the export of many of our products. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. Further, because our manufacturing process includes certain toxic, flammable and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the U.S. Department of Homeland Security, which require that we take additional reporting and security measures related to our manufacturing process.

Several states currently have laws in effect that are similar to, and in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell.

Changes in government policies and firearms legislation could adversely affect our financial results.

The sale, purchase, ownership and use of firearms are subject to numerous and varied federal, state and local governmental regulations. Federal laws governing firearms include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale and possession of firearms and ammunition. We hold all necessary licenses to legally sell firearms and ammunition in the United States.

Currently, the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms or ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive or even practically impossible to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, inventory replenishment and other processes. Our systems could be subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our data security measures, which could harm our business.

We are exposed to risks associated with the recent acquisitions of Bushnell and Savage Arms, which could adversely affect our future financial results.

In the 2014 fiscal year, we acquired Bushnell, a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and performance eyewear, and also acquired Caliber Company, the parent company of Savage Arms, a leading manufacturer of sporting long guns. The acquisitions of Bushnell and Savage Arms involve a number of risks, including the risk that the anticipated benefits and cost synergies from the acquisitions may not be fully realized or may take longer than expected to realize, costs and difficulties related to the integration of the two acquired companies with our operations and unanticipated liabilities or contingencies. For example, we are currently involved in litigation in connection with the Bushnell acquisition, pursuant to which we have sued the seller of Bushnell in connection with the working capital purchase price adjustment. In addition, during fiscal 2015 we recorded an impairment associated with the acquisition of Savage Arms of $52 million of goodwill and tradename assets, which relates to the current market correction impacting demand for firearms. These and other risks relating to the Bushnell and Savage Arms acquisitions could have an adverse effect on our business, financial condition or results of operations.

We may pursue or complete acquisitions, or other transactions, that represent additional risk and could impact future financial results.

Our business strategy includes the potential for future acquisitions or other transactions. Acquisitions involve a number of risks including integration of the acquired company with our operations and unanticipated liabilities or contingencies related to the acquired company. We cannot assure you that the expected benefits of any future acquisitions or other transactions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact our business, financial condition or results of operations. Additionally, after any acquisition, unforeseen issues could arise which adversely affect our anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual results of operations may vary significantly from initial estimates. For example, in fiscal year 2015 we recorded an impairment to the goodwill associated with our acquisition of the Savage business, which impairment related to the current market correction impacting demand for firearms. Furthermore, we may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management, which could have an adverse impact on our business, financial condition or results of operations.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have an adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and enhancing our brands as well as our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in the markets in which we compete continues to develop.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs. These brand promotion activities may not yield increased revenue and the effectiveness of these activities will depend on a number of factors, including our ability to:

• determine the appropriate creative message, media mix and markets for advertising, marketing and promotional initiatives and expenditures;

• identify the most effective and efficient level of spending in each market, medium and specific media vehicle; and

• effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

If we implement new marketing and advertising strategies, we may utilize marketing and advertising channels with significantly higher costs than our current channels, which could adversely affect our results of operations. Implementing new marketing and advertising strategies could also increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase in revenue might not offset our related marketing and advertising expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more cost-effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected and our business, financial condition or results of operations could be adversely impacted.

We may incur substantial litigation costs to protect our intellectual property, and if we are unable to protect our intellectual property, we may lose our competitive advantage. We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

Our future success depends in part upon our ability to protect our intellectual property. Our protective measures, including patents, trademarks, copyrights, trade secret protection and internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our patents may be held invalid upon challenge, or others may claim rights in, or ownership of, our patents. Moreover, we may become subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming, and could result in a material adverse effect on our business and financial position.

Also, any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management's attention from our business. If our products were found to infringe a third party's proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. Rights holders may demand payment for past infringements or force us to accept costly license terms or discontinue use of protected technology or works of authorship.

We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property or design around our patents, and may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell products or from which competing products may be sold.

Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may prove to be inadequate, and competitors may be able to develop similar intellectual property independently. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our products.
Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could result in substantial costs to us and disrupt our business.

In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse affect on our business, financial condition or results of operations.

Shortages of, and price increases for, components, parts, raw materials and other supplies may delay or reduce our sales and increase our costs, thereby harming our results of operations.

Although we manufacture many of the components for our products, we purchase from third parties some important components and parts, including but not limited to bolt carriers, rifle receivers, magazines, barrels, rifle stocks and bulk gun powder. The costs of these components and parts are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. We also use numerous commodity materials in producing and testing our products, including copper, zinc, steel, wood, lead, and plastics. We cannot assure you that commodity prices will not increase, and any such increase in commodity prices may harm our results of operations.

Our inability to obtain sufficient quantities of components, parts, raw materials and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our results of operations. Many of the components, parts, raw materials and other supplies used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with some of these suppliers. As a result, we could be subject to increased costs, supply interruptions or orders and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could have an adverse effect on our business, financial condition or results of operations.

Increases in energy costs would increase our operating costs and could have an adverse effect on our earnings.

Higher prices for electricity, natural gas and fuel increase our production and shipping costs. A significant shortage, increased prices or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to negatively affect our earnings. Energy costs have varied significantly during recent fiscal years and remain a volatile element of our costs.

Catastrophic events may disrupt our business.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our results of operations.

In addition, damage or disruption to manufacturing and distribution capabilities of us or our suppliers because of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could impair our ability to manufacture or sell our products. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on our business, financial condition or results of operations, as well as require additional resources to restore our supply chain.

Some of our products involve the manufacture or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents that have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. We have safety and loss prevention programs that require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. We cannot assure you, however, that we will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

General economic conditions affect our results of operations.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our results of operations.

In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets has had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Failure to attract and retain key personnel could have an adverse effect on our results of operations.

Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales and information technology professionals and others. We face intense competition for these individuals worldwide, and there is a significant concentration of our competitors in and around our headquarters in Utah. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Mark DeYoung, our Chairman and Chief Executive Officer, and Stephen Nolan, our Senior Vice President and Chief Financial Officer. The loss of Mr. DeYoung, Mr. Nolan or one or more members of our senior management may significantly impair our business. In addition, many of our senior executives have strong industry reputations, which aid us in identifying commercial, financing and strategic acquisition opportunities, and having such opportunities brought to us. The loss of the services of one or more of these key personnel could materially and adversely affect our operations because of diminished relationships with customers, lenders and industry participants.

Our results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

We need to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of financing. Our ability to obtain future financing will depend, among other things, on our financial condition or results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. We cannot assure you that, as a new public company, we will have access to the capital markets on terms we find acceptable or at all.

The terms of our Credit Agreement restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

Our Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limits our ability to engage in actions that may be in our long-term best interests, including restrictions on our and our subsidiaries' ability to:

• incur or guarantee additional indebtedness or sell disqualified or preferred stock;

• pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

• make investments or acquisitions;

• sell, transfer or otherwise dispose of certain assets;

• create liens;

• enter into sale/leaseback transactions;

• enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

• consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries' assets;

• enter into transactions with affiliates;

• prepay, repurchase or redeem certain kinds of indebtedness;

• issue or sell stock of our subsidiaries; and

• significantly change the nature of our business.

In addition, the Credit Agreement has financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Our ability to meet these financial covenants may be affected by events beyond our control.

As a result of all of these restrictions, we may be:

• limited in how we conduct our business and pursue our strategy;

• unable to raise additional debt or equity financing that we may require to operate during general economic or business downturns; or

• unable to compete effectively or to take advantage of new business opportunities.

If we were unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral that secures the indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Substantially all of our long-term indebtedness consists of term loans with variable rates of interest that expose us to interest rate risk. Furthermore, any amounts drawn under the revolving credit facility available under our Credit Agreement will accrue interest at variable rates. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed could remain the same, and our net income and cash flows will correspondingly decrease. At our current level of indebtedness of $350 million under the Credit Agreement, a change of 1/8 of one percent in interest rates on our variable rate indebtedness would result in a $0.4 million change in annual estimated interest expense. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

During the fiscal year ended March 31, 2015, approximately 18% of our revenue was generated from sales outside the United States. This revenue (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated and combined financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar and other major currencies, as it did appreciably in 2014, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect our earnings and cash flows.

Our earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. Generally accepted accounting principles in the United States require us to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key fiscal year-end assumptions used to estimate pension and postretirement benefit expense or income for the following fiscal year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates and the health care cost trend rate. We are required to remeasure our plan assets and benefit obligations annually, which may result in a significant change to equity through other comprehensive income (loss). Our pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how our financial statements can be affected by pension plan accounting policies can be found under "Management's Discussion and Analysis of Financial Condition or Results of Operations—Contractual Obligations and Commercial Commitments."

New regulations related to conflict minerals may force us to incur additional expenses.

The SEC has adopted additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals," that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the final rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals that we use in the manufacture of our products. Our supply chain is complex, and we may not be able to conclusively verify whether conflict minerals are used in our products or whether our products are "conflict free." We could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

A portion of our workforce belongs to a union. Failure to successfully negotiate or renew the collective bargaining agreement, or any strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.

Approximately 4.1% of our employees are covered by a collective bargaining agreement, which expires on June 30, 2017. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew our collective bargaining agreement on satisfactory terms, which could adversely impact our results of operations. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

Risks Relating to the Spin-Off and Ownership of our Common Stock

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent, publicly traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. By separating from Orbital ATK, however, we may be more susceptible to market fluctuations and other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition or results of operations could be adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs after the Spin-Off.

We historically operated as part of Orbital ATK's broader corporate organization, and Orbital ATK provided various corporate services for us, including information technology, tax administration, treasury activities, accounting, benefits administration, legal and ethics and compliance program administration. Following the Spin-Off, Orbital ATK has no obligation to provide us with assistance other than the transition services to be provided under the Transition Services Agreement. The term of the Transition Services Agreement is for 12 months (except in the case of tax services, which is generally for 18 months). Once the Transition Services Agreement terminates, we will need to provide the covered services internally or obtain them from unaffiliated third parties. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Orbital ATK. In addition, the services to be provided under the Transition Services Agreement do not include every service that we have received from Orbital ATK in the past. Accordingly, immediately following the Spin-Off, we have had to provide internally or obtain from unaffiliated third parties such other services. Because our business has historically operated as part of the wider Orbital ATK organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our business, financial condition or results of operations may be adversely affected.

In addition, we may incur increased costs after the Spin-Off as a result of the loss of synergies we enjoyed from operating as part of Orbital ATK. Following the Spin-Off, we are responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. We also may face reduced purchasing power with respect to certain enterprise-wide purchases, such as certain third-party services, certain off-the-shelf software licenses and other information technology hardware and software. Further, as a standalone, publicly-traded company, our ability to borrow money in the capital markets will be measured based upon our standalone financial position and performance and conditions of the outdoor sports and recreation markets, without any consideration of Orbital ATK's Aerospace and Defense Group. Therefore, we may experience higher borrowing costs following the Spin-Off.

Our consolidated and combined financial statements reflect our consolidated operations as a separate stand-alone entity beginning on February 9, 2015. Our results for periods presented in this Annual Report on 10-K prior to the Spin-Off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Orbital ATK, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with Orbital ATK.

We entered certain agreements with Orbital ATK in connection our separation from Orbital ATK, including the Transaction Agreement, Transition Services Agreement, Tax Matters Agreement and the Supply Agreements. These agreements may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. We may have received better terms from third parties because third parties may have competed with each other to win our business.

We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Spin-Off or the Merger, and such restrictions could be significant.

Under the Tax Matters Agreement entered into by Orbital ATK and Vista Outdoor, we are prohibited from taking actions that could reasonably be expected to cause the Spin-Off to be taxable or to jeopardize the conclusions of the opinions of counsel received by Orbital ATK.

In particular, for two years after the Spin-Off, we may not:

• liquidate, whether by merger, consolidation or otherwise;

• redeem or otherwise repurchase our capital stock, subject to certain exceptions provided by the Tax Matters Agreement including the recently approved share repurchase program;

• cease to be engaged in the active conduct of, or sell or transfer more than 30% of the gross assets or gross consolidated assets of, the sporting business; or

• enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of 30% or more of our capital stock, in each case together with options or other rights in respect of that capital stock, subject to certain exceptions relating to employee compensation arrangements, open market stock repurchases and stockholder rights plans.

If the Spin-Off does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the "Code"), including as a result of subsequent acquisitions of our stock, then we may be obligated to indemnify Orbital ATK for such taxes imposed on the combined company. We are permitted to take any of the actions described above only if we obtain an opinion of counsel that is reasonably acceptable to Orbital ATK (or an IRS private letter ruling) to the effect that the action will not affect the tax-free status of the Spin-Off, the Merger or certain related transactions. Such a ruling or opinion may not be obtainable, however. In addition, the receipt of any such opinion or IRS ruling in respect of an action we propose to take will not relieve us of any obligation it has to indemnify Orbital ATK if such action causes the Spin-Off, Merger or certain related transactions to be taxable to Orbital ATK.

Because of these restrictions, for two years after the Spin-Off, we may be limited in the amount of capital stock we can issue to make acquisitions or to raise additional capital. Also, our indemnity obligation to Orbital ATK may discourage, delay or prevent a third party from acquiring control of Vista Outdoor during this two-year period in a transaction that stockholders of Vista Outdoor might consider favorable.

Substantial sales of our common stock may occur following the Spin-Off, which could increase volatility in our stock price or cause our stock price to decline.

Orbital ATK stockholders who received shares of our common stock in the Spin-Off generally may sell those shares in the public market at any time. Although we have no actual knowledge of any plan or intention of any significant stockholder to sell our common stock following the Spin-Off, it is likely that some Orbital ATK stockholders, possibly including some of its larger stockholders, will sell their shares of our common stock received in the Spin-Off if, for reasons such as our business profile or market capitalization as an independent company, we do not fit their investment objectives, or, in the case of index funds, we are not a participant in the index in which they are investing. The sales of significant amounts of our common stock or the perception in the market that such sales may occur may decrease the market price of our common stock or increase its volatility.

Provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, the Tax Matters Agreement and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

• permit us to issue preferred stock;

• forbid our stockholders to act by written consent and require that stockholder action must take place at a duly called annual or special meeting of our stockholders;

• establish how stockholders may present proposals or nominate directors for election at meetings of our stockholders;

• divide our board of directors into three classes, with each class serving a staggered three-year term, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;

• mandate that stockholders may only remove directors for cause;

• grant exclusive privilege (subject to certain limited exceptions) to our directors, and not our stockholders, to fill vacancies on our board of directors;

• provide that only our board of directors, Chairman of our board of directors, our Chief Executive Officer or the President (in the absence of the Chief Executive Officer) are entitled to call a special meeting of our stockholders; and

• limit our ability to enter into business combination transactions with certain stockholders.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities.    As of March 31, 2015, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 3 million square feet. These facilities are either owned or leased.
As of March 31, 2015, Vista Outdoor's operating segments had significant operations at the following locations:

Shooting Sports	Lewiston, ID; Westfield, MA; Anoka, MN
Outdoor Products	Oroville, CA; Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR
Corporate	Clearfield, UT; Anoka, MN
The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2015:

	Owned	Leased	Total
Shooting Sports	1,567	222	1,789
Outdoor Products	151	1,045	1,196
Corporate	—	70	70
Total	1,718	1,337	3,055
Percentage of total	56%	44%	100%
Our properties are well maintained and in good operating condition and are sufficient to meet the Company's near-term operating requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. Notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, we do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.
We also have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not currently expect that these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
The description of certain environmental matters contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies" is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Vista Outdoor's common stock is listed and traded on the New York Stock Exchange under the symbol "VSTO". The Company's common stock started “regular-way” trading on the NYSE on February 10, 2015. Prior to February 10, 2015, there was no public market for our common stock. Our common stock was traded on a “when-issued” basis starting on January 29, 2015.
The trading price data, as reported on the NYSE for the indicated periods is as follows:

	High	Low
January 29, 2015 - March 31, 2015	$46.50	$31.00
The number of holders of record of Vista Outdoor's common stock as of May 18, 2015 was 4,552.
We have not paid, and do not currently expect to pay, dividends on our common stock. Instead, we intend to retain our future earnings to finance the growth and development of our business and for working capital and general corporate purposes. The declaration and payment of dividends by us is subject to the discretion of the Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. The discussion of limitations on the payment of dividends as a result of the Credit Agreement discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity," is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2014 Stock Incentive Plan as of March 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan(1)			5,206,886
Stock Options	608,520	$22.47	—
Restricted Stock Units	117,085	—	—
Deferred Compensation (2)	53,191	—	—
Performance Awards(3)	162,768	—	—
Total	941,564	$22.47	—
__________________________________________________________

(1)
The aggregate number of shares of Vista Outdoor common stock that may be issued under all stock-based awards granted under the Vista Outdoor 2014 Stock Incentive Plan is equal to the sum of (a) 5,750,000 and (b) 668,136 shares issuable pursuant to Vista Outdoor stock options and other equity awards granted in connection with the Spin-Off in respect of stock options and other equity based awards of ATK that were outstanding immediately prior to the Spin-Off, in each case as specified in the Transaction Agreement.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the 2014 Stock Incentive Plan.

(3)
Shares reserved for issuance in connection with outstanding performance awards. The amount shown assumes the maximum payout of the performance shares based on achievement of the highest level of performance. The actual number of shares to be issued depends on the performance levels achieved for the respective performance periods.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
February 10 - February 22	126,225	$43.55	—
February 23 - March 31	257,741	42.29	162,000
Fiscal Quarter Ended March 31, 2015	383,966	$42.70	162,000	4,518,794
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $42.85 on March 31, 2015.

(1)
Included in the total number of shares repurchased were 221,966 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to up to $200 million worth of shares of our common stock, executable over the next two years. We repurchased 162,000 shares for $6.9 million in fiscal 2015 under this program. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2015 fiscal year end, the cumulative total return for Vista Outdoor common stock with the comparable cumulative total return of two indexes:

•	Standard & Poor's Composite 500 Index, a broad equity market index; and

•	Standard & Poor's Mid-Cap 400 Index, an equity market index for entities with similar capitalization levels.

The Standard & Poor's Mid-Cap 400 Index was chosen because there is not currently a published industry index that we believe would offer a meaningful comparison.

Vista Outdoor common stock began “regular-way” trading in connection with the Spin-Off on February 10, 2015. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

The graph assumes that on January 29, 2015, $100 was invested in Vista Outdoor common stock (at the closing price on that trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
(Amounts in thousands except per share data)	2015	2014	2013	2012	2011
Results of Operations
Sales	$2,083,414	$1,873,919	$1,196,031	$1,042,914	$956,499
Cost of sales	1,554,493	1,406,616	953,593	850,506	727,271
Gross profit	528,921	467,303	242,438	192,408	229,228
Operating expenses:
Research and development	9,518	13,984	8,720	7,497	7,175
Selling, general and administrative	283,029	219,512	132,263	106,816	101,481
Goodwill and tradename impairment(1)	52,220	—	—	47,791	—
Income before interest, and income taxes	184,154	233,807	101,455	30,304	120,572
Interest expense, net	(30,108)	(15,469)	7	3	—
Income before income taxes	154,046	218,338	101,462	30,307	120,572
Income tax provision	74,518	85,081	36,770	19,647	42,979
Net income	$79,528	$133,257	$64,692	$10,660	$77,593
Vista Outdoor Inc.'s earnings per common share:
Basic (2)	$1.25	$2.09	$1.01	$0.17	$1.21
Diluted (2)	$1.25	$2.09	$1.01	$0.17	$1.21
Financial Position
Net current assets	$757,149	$498,070	$180,860	$173,187	$129,289
Net property, plant, and equipment	190,607	189,071	118,225	113,322	96,927
Total assets	2,573,124	2,457,621	745,882	774,044	538,992
Long-term debt (including current portion)	350,000	1,014,911	—	—	—
Vista Ourdoor Inc. stockholders' equity	1,648,764	870,731	520,305	564,342	374,673
Other Data
Depreciation and amortization of intangible assets	$66,551	$44,902	$25,128	$111,186	$99,830
Capital expenditures(3)	43,189	40,234	23,395	130,201	143,472
Operating Margin(4)	8.8%	12.5%	8.5%	2.9%	12.6%
_________________________________________________

(1)
In fiscal 2015, we recorded a non-cash asset impairment charge of $52.2 million related to the firearms reporting unit and in fiscal 2012 we recorded an impairment to the goodwill associated with the fiscal year 2009 acquisition of the Eagle military accessories business. See Note 8 to the consolidated and combined financial statements for further detail.

(2)
For periods prior to February 9, 2015 we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS, as we had no outstanding common shares or dilutive stock-based awards. 63,875,000 represents the number of shares issued upon Spin-off.

(3)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(4)	Represents income before interest and income taxes expressed as a percentage of sales.
See Note 4 to the consolidated and combined financial statements for a description of acquisitions made since the beginning of fiscal 2013.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
This Annual Report on Form 10-K contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including the following:

•	general economic and business conditions in the United States and our other markets, including conditions affecting employment levels, consumer confidence and spending;

•	our ability to operate successfully as a standalone business;

•	our ability to retain and hire key personnel and maintain and grow our relationships with customers, suppliers and other business partners;

•	our ability to adapt our products to changes in technology, the marketplace and customer preferences;

•	our ability to maintain and enhance brand recognition and reputation;

•	reductions or unexpected changes in demand for ammunition, firearms or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	seasonality and weather conditions in our markets;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

•
the outcome of contingencies, including with respect to litigation and other proceedings relating to intellectual property, product liability, warranty liability, personal injury and environmental remediation;

•	risks associated with cybersecurity and other industrial and physical security threats;

•	risks associated with pension asset returns and assumptions regarding future returns, discount rates and service costs;

•	capital market volatility and the availability of financing;

•	changes to accounting standards or policies; and

•	changes in tax rules or pronouncements.

You should also understand that it is not possible to predict or identify all such factors and you should not consider the list above to be a complete statement of all potential risks and uncertainties. New factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these factors is contained in Item 1A of this report and may also be contained in our filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
We are a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We serve these markets through the diverse portfolio of over 30 well-recognized brands that provide consumers with a range of affordable, performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders and performance eyewear. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Walmart, Cabela's, Gander Mountain, Bass Pro Shops, Dick's Sporting Goods, Sportsman's Warehouse and Recreational Equipment, Inc. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of March 31, 2015, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, Vista Outdoor's Chief Executive Officer. As of March 31, 2015, Vista Outdoor's two operating segments were:

•
Shooting Sports, which generated 65% of our sales in fiscal 2015. Shooting Sports products include pistol, rifle, rimfire and shotshell ammunition and primers, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products, which generated 35% of our sales in fiscal 2015. The Outdoor Products product lines are optics, accessories and eyewear. Optics products include binoculars, laser range finders, riflescopes and trail cameras. Accessories products include archery accessories, blinds, decoys, game calls, gun care products, mounts, powder, reloading equipment, targets and target systems. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2015 financial results included the following:
Financial highlights for fiscal 2015

•	Annual sales of $2,083,414.

•	Diluted earnings per share of $1.25.

•	Total orders of $1,791,411. Orders consist of purchase orders received during the current period. Orders received which have not been shipped are cancelable.

•
Gross profit as a percentage of annual sales was 25.4% and 24.9% for the fiscal years ended March 31, 2015 and 2014, respectively. The increase was driven by the Bushnell acquisition in the prior year.

•	A $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded during the fiscal year.

•
The increase in the effective tax rate to 48.4% in fiscal 2015 from 39.0% in fiscal 2014 is primarily due to the nondeductible goodwill impairment and nondeductible transaction costs partially offset by a true-up of prior-year taxes .

•
On December 19, 2014, we entered into a Credit Agreement (the “Credit Agreement”) in connection with the Spin-Off and the ATK/Orbital Merger. The Credit Agreement is comprised of a senior secured term loan of $350,000 (the “Term Loan”) and a senior secured revolving credit facility of $400,000 (the “Revolving Credit Facility”), both of which mature on February 9, 2020. The Term Loan was not drawn upon until the close of the Spin-Off on February 9, 2015.

Substantially all domestic tangible and intangible assets of Vista Outdoor Inc. and its subsidiaries are pledged as collateral under the Credit Agreement.

•	We used a portion of the Term Loan to pay the $214,000 dividend to Orbital ATK as required under the Transaction Agreement.

Notable events

•
During fiscal 2015, we repurchased 162,000 shares of our common stock for $6,870.Certain balances within the consolidated and combined balance sheet and statement of cashflows have been adjusted from the unaudited consolidated and combined balance sheet and statement of cashflows which were included within Form 8-K filed on May 14, 2015. These adjustments reflect adjustments to comply with US GAAP regulations.

Outlook
Following the Spin-Off, our results of operations and cash flows may be subject to greater variability as a result of becoming a standalone, publicly-traded company. For example, we expect to incur one-time expenditures consisting primarily of employee-related costs, costs to start up certain standalone functions and information technology systems, and other one-time transaction-related costs. Recurring standalone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly-traded company. As a standalone public company, we expect the recurring standalone corporate costs to be higher than the expenses historically allocated by Orbital ATK. For example, if the Spin-Off had occurred on April 1, 2014, we estimate that for the fiscal year ended March 31, 2015, we would have incurred approximately $15,000 of additional costs associated with such activities. We believe that our cash flow from operations will be sufficient to fund these corporate expenses.

In addition, following the Spin-Off, we will procure certain products on arm's length commercial terms rather than the internal transfer pricing experienced as part of Orbital ATK. For example, we will rely on Orbital ATK for certain ammunition and gun powder products pursuant to an arm's length supply agreement, and if the production capabilities of Orbital ATK (including its Lake City ammunition plant or Radford gunpowder plant) change such that Orbital ATK fails to maintain an adequate supply of ammunition and gun powder products, we may need to procure such products from a third party, either of which would likely result in higher operating costs than we faced as part of Orbital ATK. These and other factors may lead to greater volatility in our results of operations and cash flows following the Spin-Off. For additional information, please see the section entitled "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K.

Shooting Sports market - There has been a decline in the number of new long-gun background checks as evidenced by the NICS.  This decline indicates there is decreased demand for long-guns and related accessory categories and may impact our future revenue.  Previous market declines have lasted 12-24 months, but it is difficult to predict the significance or length of the current market situation. As a result of this decline and a decline in our near-term projected cash flows in the Firearms reporting unit, a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) was recorded in the quarter ended December 28, 2014.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated and combined financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following are our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated and combined financial statements.
Revenue Recognition
Revenue Recognition Methodology—Sales, net of estimates for discounts, returns, rebates, allowances, and excise taxes are recognized when persuasive evidence of an arrangement exists, all risks of ownership have been transferred, and payment is reasonably assured.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for customer deductions based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated.

Inventories

Our inventories are valued at the lower of cost or market. We evaluate the quantities of inventory held against past and future demand and market conditions to determine excess or slow moving inventory. For those product classes of inventory identified, we estimate their market value based on current and projected selling prices. If the projected market value is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The projected market value can decrease due to consumer preferences, legislation, or loss of key contracts among other events.
Employee Benefit Plans
Defined Benefit Pension Plans.    Prior to February 9, 2015, our eligible U.S. employees and retirees participated in a defined benefit pension plan provided by Orbital ATK. These plans were accounted for as multiemployer benefit plans in our financial statements, and the portion of our liability with this U.S. plan was not reflected in our balance sheets. On the distribution date, we assumed the benefit obligation attributable to our employees for this plan, and this is reflected in our consolidated and combined balance sheet as of year end. Prior to February 9, 2015, our consolidated and combined statements of comprehensive income include expense allocations for these benefits. These expenses were funded through intercompany transactions with Orbital ATK which are reflected within Parent's equity in our consolidated and combined financial statements.
Subsequent to February 9, 2015, Vista Outdoor established a noncontributory defined benefit pension plan (the "Plan") which covers substantially all employees hired prior to January 1, 2007 and retained similar provisions as those that existed within the Orbital ATK plans. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan, but substantially all of such employees receive an employer contribution through a defined contribution plan (as described in more detail below). On January 31, 2013, the Orbital ATK plans were amended to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. This amendment was carried over into the Plan. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the Orbital ATK plans provided either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. Vista Outdoor funds the Plan in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for Vista Outdoor are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
We also sponsor a nonqualified defined benefit supplemental executive retirement plan which we provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through our tax-qualified pension plans. Benefits under the nonqualified defined benefit supplemental executive retirement plan will generally be based on the same benefit formulas and provisions as those applicable under the Plan.
We recorded pension expense for the Plan and the nonqualified defined benefit supplemental executive retirement plan of $4,732 in fiscal 2015, a decrease of $1,204 from $5,936 of pension expense recorded in fiscal 2014. The expense related to these plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase.

The following table sets forth our assumptions used in determining pension expense for fiscal 2015 and projections for fiscal 2016:

	Years Ending March 31
	2016	2015
Expected long-term rate of return on plan assets	7.25%	7.25%
Discount rate
Qualified pension plan	3.91%	4.50%
SERP plan	2.96%	4.50%
Rate of compensation increase:	3.78%	3.47%
In developing the expected long-term rate of return assumption, we consider input from our actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and the historical investment returns. The expected long-term rate of return of 7.25% used in fiscal 2015 for the Plan and the nonqualified defined benefit supplemental executive retirement plan was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate/real asset investments, 15 - 30% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The expected long-term rate of return assumed for fiscal 2016 is 7.25%. The actual return in any fiscal year will likely differ from our assumption, but we estimate our return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In determining our discount rates, we use the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from our plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rates used were 3.91% and 2.96% for the Plan and the nonqualified defined benefit supplemental executive retirement plan, respectively at March 31, 2015 and 4.50% as of March 31, 2014 for both plans. The discount rate as of March 31 impacts the following fiscal year's pension expense.
Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plan. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for fiscal 2016 were different, the impact on fiscal 2016 expense would be as follows: each 0.25% change in the discount rate would change fiscal 2016 pension expense by approximately $400; each 0.25% change in the rate of compensation increase would change fiscal 2016 pension expense by approximately $10; and each 0.25% change in the expected rate of return on plan assets would change fiscal 2016 pension expense by approximately $400.
We base our determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.
Orbital ATK, on our behalf, made contributions to the qualified pension trust of $5,782 during fiscal 2015 and distributed $133 under its supplemental executive retirement plans during fiscal 2015. We expect to make distributions directly to retirees of approximately $11,097 in fiscal 2016. Our funded pension status was approximately 73% as of March 31, 2015.
Defined Contribution Plan.    We also sponsor a 401(k) defined contribution plan. Participation in this plan is available to substantially all U.S. employees.

Income Taxes
Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated and combined financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is our policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis we take into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
Acquisitions
The results of acquired businesses are included in our consolidated and combined financial statements from the date of acquisition. We allocate the purchase price of an acquired business to the underlying tangible and intangible acquired assets and liabilities assumed based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.
On June 21, 2013, we acquired Savage Arms, a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. Savage Arms is included within the Shooting Sports segment. The purchase price was $315,000 net of cash acquired. We believe the acquisition complemented our growing portfolio of leading consumer brands and allowed us to build upon offerings with Savage Arms' prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage Arms' sales distribution channels, new product development, and sophistication in manufacturing significantly increased our presence with a highly-relevant product offering to distributors, retailers and consumers. Savage Arms employs approximately 400 employees. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

On November 1, 2013, we acquired Bushnell. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and eyewear. Bushnell is included within the Outdoor Products segment. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. We believe the acquisition broadened our existing capabilities in the commercial shooting sports market and expanded our portfolio of branded shooting sports products. In addition, this transaction enabled us to enter new sporting markets in golf and snow sports. We have leveraged Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalized on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees. The purchase price allocation was completed during the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. The total amount of goodwill related to the acquisition expected to be deductible for tax purposes is $19,095.

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Savage and Bushnell are included in our consolidated and combined financial statements at the date of acquisition. The purchase price for the acquisitions have been allocated to the acquired assets and liabilities based on estimated fair value. Pro forma financial statement information has been included within Note 4 to the consolidated and combined financial statements.

Accounting for Goodwill and Indefinite Lived Intangible Assets

We test goodwill and indefinite lived intangible assets for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units on a standalone basis for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes. Based on this analysis, we have identified four reporting units, of which only three reporting units have goodwill balances, as of the fiscal 2015 testing date.
The goodwill impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, we must determine the implied fair value of the reporting unit's goodwill, which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from two separate market approaches: the guideline company and transaction methods. These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data.
In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our plan, as approved by the Board of Directors, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit.
Our identifiable intangibles with indefinite lives consist of certain trademarks and trade names ("tradenames"). The impairment test consists of a comparison of the fair value of the specific tradename with its carrying value. The fair value of these assets are measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of a tradename is higher than its fair value, an impairment exists and the asset would be recorded at the fair value.
Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors which are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose a significant contract or business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or tradenames could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and tradenames for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or tradenames as appropriate.
Results of our fiscal 2015 Impairment Test
For the fiscal 2015 goodwill impairment assessment performed as of December 29, 2014, we utilized estimated cash flows from our plan and assumed a terminal growth rate thereafter of 3%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 10% to 12.5%. An assumed value was also determined using multiples from recent transactions in the industry and by comparing operating results from guideline companies.
The results of our fiscal 2015 goodwill impairment test indicated that there was a goodwill impairment in the firearms reporting unit, as noted below. The estimated fair value of the Ammunition reporting unit exceeded its carrying value by more than 10%, which we deem to be a sufficient excess. Although there is no indication of impairment for the other reporting units, based on the annual test, we determined that the Accessories reporting unit had estimated fair values that exceeded their carrying values by less than 10%, which we do not deem to be a significant excess and is discussed in further detail below.
During the quarter ended December 29, 2014, we performed an interim test for goodwill impairment and we recorded a $41,020 impairment of goodwill related to the Firearms reporting unit, reported within the Shooting Sports segment. As such, the fair value of the reporting unit no longer exceeds the carrying value by more than 10% and therefore has less than a significant excess over carrying value. The fair value of the Firearms reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 12.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the company using comparable company multiples and a control premium of 25%.

The Accessories reporting unit had an estimated fair value that exceeded its carrying value by approximately 5%. This reporting unit had approximately $573,000 of goodwill recorded at March 31, 2015. A majority of the goodwill recorded within this reporting unit, approximately $495,000, relates to goodwill acquired in the fiscal 2014 acquisition of Bushnell. We would not expect to see significant excess within this reporting unit given that we determined the fair value of the vast majority of this goodwill within the last two years. The fair value of the Accessories reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 10.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the company using comparable company multiples and a control premium of 25%. Should the market correction last longer or be deeper than expected or if new product developments do not succeed, or the discount rate were to increase by more than 100 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, and there could be an indication of impairment which would require us to perform a test for impairment.
For the fiscal 2015 tradenames impairment assessment performed as of December 29, 2014, we utilized estimated revenues from our plan and assumed a royalty rate of 3% and a terminal growth rate thereafter of 3%. The cash flows were then discounted using a separate discount rate for each tradename which ranged from 10% to 16%. All indefinite intangible assets besides the two noted below had a fair value that was significantly in excess of carrying value which we define as greater than 10%.
During the quarter ended December 29, 2014, we performed an interim test for tradename impairment and we recorded a $11,200 impairment related to a tradename within the Firearms reporting unit. We determined the fair value of the tradename used a royalty rate of 6% for the Savage Arms tradename based on public guideline royalty-based transactions and a discount rate of 16%.
Within the Accessories reporting unit, one tradename had an estimated fair value that exceeded its carrying value by approximately 1%. This tradename had a carrying value of approximately $95,100 at March 31, 2015. The fair value of the tradename was determined using the relief of royalty method. The value estimated requires us to make significant estimates regarding future revenues, estimated royalty rates and the appropriate discount rate. We used a discount rate of 10.5%, royalty rate of 3%, and a 3% terminal growth rate. Should the market correction last longer or be deeper than expected or if new product developments do not succeed, or the discount rate were to increase or the royalty were to decrease by more than 25 basis points, it is possible that the estimated fair value of the tradename could fall below its carrying value, which could result in an impairment.
Results of Operations
The following information should be read in conjunction with our consolidated and combined financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit and cash flows.
Segment total net Sales, Cost of Sales and gross profit exclude intercompany sales and profit.
Fiscal 2015
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2015	2014	$ Change	% Change
Shooting Sports	$1,353,092	$1,422,442	$(69,350)	(4.9)%
Outdoor Products	730,322	451,477	278,845	61.8%
Total sales	$2,083,414	$1,873,919	$209,495	11.2%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Shooting Sports.    The decrease in sales was primarily caused by reduced volume of .223/5.56 ammunition (which is primarily sourced from Orbital ATK), primers and firearms as a result of softening market demand, partially offset by an increase in pistol and rimfire ammunition due to additional capacity and by an increase of $15,100 as result of the Savage Arms acquisition during fiscal 2014.

Outdoor Products.    The increase in sales was primarily driven by an increase of $335,700 as result of the acquisition of Bushnell during fiscal 2014, partially offset by softening in the tactical accessories and reloading business.
Cost of Goods Sold and Gross Profit
The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2015	2014	$ Change	% Change
Shooting Sports	$1,021,947	$1,039,471	$(17,524)	(1.7)%
Outdoor Products	530,279	369,444	160,835	43.5%
Corporate	2,267	(2,299)	4,566	(198.6)%
Total cost of sales	$1,554,493	$1,406,616	$147,877	10.5%

	Years Ended March 31,
Gross Profit	2015	2014	$ Change	% Change
Shooting Sports	$331,145	$382,971	$(51,826)	(13.5)%
Outdoor Products	200,043	83,787	116,256	138.8%
Corporate	(2,267)	545	(2,812)	(516.0)%
Total	$528,921	$467,303	$61,618	13.2%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Shooting Sports.    The decrease in gross profit was primarily caused by reduced sales volumes, product mix and targeted promotional activity in response to current market conditions, partially offset by a $5,700 increase due to the Savage Arms acquisition in fiscal 2014.
Outdoor Products.   The increase in gross profit was primarily driven by a $98,000 increase attributable to the acquisition of Bushnell during fiscal 2014 and the absence of facility rationalization costs from the prior year period.
Corporate.   The decrease in corporate gross profit was caused by increased foreign currency remeasurement.
Operating Expenses

	Years Ended March 31
	2015	As a % of Sales	2014	As a % of Sales	Change
Research and development	$9,518	0.5%	$13,984	0.7%	$(4,466)
Selling, general and adminstrative	283,029	13.6%	219,512	11.7%	63,517
Goodwill and tradename impairment	52,220	2.5%	—	—%	52,220
Total	$344,767	16.6%	$233,496	12.4%	$111,271
Operating expenses increased by $111,271 year-over-year, largely driven by a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) recorded in the fiscal year ended March 31, 2015. Research and development costs decreased due to decreased expenditures in the accessories markets. Selling, general and adminstrative expenses increased primarily due to increased commissions and other selling costs within the Bushnell and Savage businesses and transaction costs related to the Spin-Off, partially offset by the absence of transaction costs associated with the Bushnell acquisition in the prior year.
Net Interest Expense
Net interest expense for fiscal 2015 was $30,108, an increase of $14,639 compared to $15,469 in fiscal 2014. The increase was due to the allocation of debt and interest expense to Vista Outdoor from Orbital ATK due to the acquisition of Bushnell and Savage Arms.

Income Tax Provision

	Years Ended March 31
	2015	Effective Rate	2014	Effective Rate	Change
Income tax provision	$74,518	48.4%	$85,081	39.0%	$(10,563)
The increase in the current period tax rate is primarily due to nondeductible goodwill impairment and increased nondeductible transaction costs, partially offset by true-up of prior year taxes.
Our provision for income taxes includes federal. state and foreign income taxes. The effective tax rate for fiscal 2015 of 48.4% differs from the federal statutory rate of 35.0% due to the nondeductible goodwill impairment, state income taxes and nondeductible transaction costs, partially offset by DMD and true-up of prior year taxes which decreased the rate.
The effective tax rate for fiscal 2014 of 39.0% differs from the federal statutory rate of 35.0% due to state income taxes, unfavorable foreign earnings mix and nondeductible acquisition costs, partially offset by DMD which decreased the rate.
We entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which the we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. The Tax Matters Agreement provides for certain covenants that may restrict the ability to pursue strategic or other transactions that otherwise could maximize the value of the business and may discourage or delay a change of control. For example, unless we (or Orbital ATK, as applicable) were to receive a supplemental private letter ruling from the IRS or an unqualified opinion from a nationally recognized tax advisor, or Orbital ATK were to grant us a waiver, we would be restricted until two years after the Spin-Off is consummated from entering into transactions which would result in an ownership shift in the Company of more than 30% (measured by vote or value) or divestitures of certain businesses or entities which could impact the tax-free nature of the Spin-Off. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.
Prior to the Spin-off, Orbital ATK or one of its subsidiaries files income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-off we will be filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2008. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2015 and 2014, the total amount of unrecognized tax benefits was $30,768 and $25,693, respectively, of which $25,875 and $21,650, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,908 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,561. See Note 12 to the consolidated and combined financial statements for further details.
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $4,650 at March 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2015 primarily due to the expiration of certain capital losses and credits and the use of certain credits.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. We are currently finalizing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.

Fiscal 2014
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2014	2013	$ Change	% Change
Shooting Sports	$1,422,442	$867,227	$555,215	64.0%
Outdoor Products	451,477	328,804	122,673	37.3%
Total sales	$1,873,919	$1,196,031	$677,888	56.7%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Shooting Sports.    The increase in Shooting Sports net sales in fiscal year 2014 compared to fiscal year 2013 was driven primarily by increased ammunition sales, including increases of $300,800 in centerfire ammunition sales, $35,400 in rimfire ammunition sales, $23,900 in shotshell ammunition sales and $20,900 in primer product sales. Increased centerfire ammunition sales were due to increased volumes resulting from greater supply which is primarily sourced from Orbital ATK. All ammunition sales were driven by strong market demand for ammunition and a previously announced price increase. The increase in Shooting Sports net sales was also driven by an increase of $178,687 attributable to the Savage Arms acquisition.
Outdoor Products.    The increase in Outdoor Products net sales in fiscal year 2014 compared to fiscal year 2013 was driven by an increase of $222,589 attributable to the acquisition of Bushnell during fiscal year 2014, partially offset by a reduction in military accessories due to the completion of certain programs associated with a decline in military deployments.
Cost of Goods Sold and Gross Profit
The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2014	2013	$ Change	% Change
Shooting Sports	$1,039,471	$686,969	$352,502	51.3%
Outdoor Products	369,444	263,942	105,502	40.0%
Corporate	(2,299)	2,682	(4,981)	(185.7)%
Total cost of sales	$1,406,616	$953,593	$453,023	47.5%

	Years Ended March 31,
Gross Profit	2014	2013	$ Change	% Change
Shooting Sports	382,971	180,258	202,713	112.5%
Outdoor Products	83,787	64,915	18,872	29.1%
Corporate	545	(2,735)	3,280	(119.9)%
Total	$467,303	$242,438	$224,865	92.8%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Shooting Sports.    The increase in Shooting Sports gross profit in fiscal year 2014 compared to fiscal year 2013 was driven primarily by increased ammunition sales due to increased volumes resulting from greater supply from the Lake City plant, a previously announced price increase across all product lines and favorable sales mix in centerfire ammunition. The increase in Shooting Sports gross profit was also driven by a $50,852 increase attributable to the acquisition of Savage Arms.
Outdoor Products.    The increase in Outdoor Products gross profit in fiscal year 2014 compared to fiscal year 2013 was driven by a $59,357 increase attributable to the acquisition of Bushnell during fiscal year 2014, partially offset by a reduction in military accessories due to completion of certain programs associated with a decline in military deployments.
Corporate.  Corporate gross profit primarily reflects expenses incurred for pension and postretirement benefit and self insurance results. The increase in Corporate gross profit in fiscal year 2014 compared to fiscal year 2013 was due to a reduction in pension expense of approximately $2,889.

Operating Expenses

	Years Ended March 31
	2014	As a % of Sales	2013	As a % of Sales	Change
Research and development	$13,984	0.7%	$8,720	0.7%	$5,264
Selling, general and administrative	219,512	11.7%	132,263	11.1%	87,249
Total	$233,496	12.4%	$140,983	11.8%	$92,513

Operating expenses increased by $92,513 year-over-year. Research and development costs increased year-over-year due to the acquisition of Bushnell and Savage Arms. Selling, general and administrative expenses increased primarily due to increased commissions and other selling costs within the Bushnell and Savage Arms businesses and transaction costs of $16,780 related to the Bushnell and Savage Arms acquisitions.
Net Interest Expense
Net interest expense for fiscal year 2014 was $15,469, an increase of $15,476 compared to $7 of interest income in fiscal year 2013. The increase was due to the allocation of debt and interest expense to Vista Outdoor from Orbital ATK due to debt incurred in connection with the acquisitions of Bushnell and Savage Arms in fiscal year 2014.
Income Tax Provision

	Years Ended March 31
	2014	Effective Rate	2013	Effective Rate	Change
Income tax provision	$85,081	39.0%	$36,770	36.2%	$48,311

The increase in the current period tax rate is primarily due to unfavorable mix of foreign earnings and nondeductible acquisition costs.

Our provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal year 2014 of 39.0% differs from the federal statutory rate of 35.0% due to state income taxes, unfavorable foreign earnings mix and nondeductible acquisition costs, partially offset by the DMD which decreased the rate.

The effective tax rate for fiscal year 2013 of 36.2% differs from the federal statutory rate of 35.0% due to state income taxes, partially offset by DMD and favorable foreign earnings mix, which decreased the rate.

As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits was $25,693 and $5,925, respectively, of which $21,650 and $4,251, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,241 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,188. See Note 12 to our audited consolidated and combined financial statements for further details.

We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $10,208 at March 31, 2014 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration. The valuation allowance increased during fiscal year 2014 due to the acquisitions that occurred in fiscal year 2014, generation of certain net operating losses and capital losses partially offset by carryover expirations.

Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility and access to the public debt and equity markets. we use our cash to fund its investments in our existing core businesses and for debt repayment, share repurchases, and acquisitions or other activities.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated and Combined Statement of Cash Flows for the years ended March 31, 2015, 2014, and 2013 are summarized as follows:

	2015	2014	2013
Cash flows provided by operating activities	$154,338	$172,310	$75,363
Cash flows used for investing activities	(42,869)	(1,341,747)	(23,395)
Cash flows provided by (used for) financing activities	116,126	1,209,316	(52,417)
Effect of foreign currency exchange rate fluctuations on cash	(3,648)	58	—
Net cash flows	$223,947	$39,937	$(449)
Operating Activities.
Net cash provided by operating activities decreased $17,972 compared to the prior year period. This decrease was driven by the timing of the collection of receivables and increases in balances settled with Orbital ATK.

Net cash provided by operating activities increased $96,947 in fiscal year 2014 compared to fiscal year 2013. This increase was driven by an increase in net income and a decrease in the cash required to fund working capital primarily driven by changes in inventory due to increased shipments and reduced inventory levels through improved inventory management in Outdoor Products. The increase was partially offset by a decrease in accounts payable due to the timing of payments.

Cash used for working capital is defined as net receivables plus net inventories, less accounts payable. Seasonal variations in our results of operations may reduce our cash on hand, increase our inventory levels and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements. Sales of our hunting accessories are highest during the months of August though December due to shipments around the fall hunting season and holidays. In addition, sales of our ammunition have historically been lower in our first fiscal quarter.
Investing Activities.
Net cash used for investing activities decreased $1,298,878 primarily caused by the impact of the acquisitions of Bushnell and Savage Arms in the prior year.
Net cash used for investing activities increased by $1,318,352 in fiscal year 2014 compared to fiscal year 2013, primarily due to the acquisition of Bushnell and Savage Arms and an increase of cash used for capital expenditures of $16,839.
Financing Activities.
Net cash provided by financing activities was $116,126 in fiscal 2015 compared to $1,209,316 in fiscal 2014. This change of $1,093,190 reflects the issuance of $350,000 in debt and the dividend to Orbital ATK of $214,000 as well as changes in Orbital ATK’s investment in Vista Outdoor and the allocation of debt to Vista Outdoor from Orbital ATK. Subsequent to the Spin-Off, we no longer participate in cash management and funding arrangements with Orbital ATK. Prior to the Spin-Off, we utilized those arrangements to fund significant expenditures, such as manufacturing capacity expansion and acquisitions.

Net cash provided by financing activities was $1,209,316 in fiscal year 2014 compared to a use of cash of $52,417 in fiscal year 2013. This change of $1,261,733 was due to the allocated debt Orbital ATK issued to finance the acquisition of Bushnell, and the cash provided by Orbital ATK which represents the net cash deficit resulting from operating and investing activities as discussed above.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Credit Agreement, as discussed further below.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and payment of dividends over the next 12 months. Capital expenditures for fiscal 2016 are expected to be approximately $40,000.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Agreement
As of March 31, 2015, we had actual total indebtedness of $350,000, which consisted of the following:

March 31, 2015
Senior Credit Facility dated December 19, 2014:
Term A Loan due 2020	$350,000
Revolving Credit Facility due 2020	—
Principal amount of long-term debt	350,000
Less: current portion	17,500
Carrying amount of long-term debt, excluding current portion	$332,500
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 18% as of March 31, 2015.
See Note 10 "Long-Term Debt" to the consolidated and combined financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
Credit Agreement
On December 19, 2014, we entered into a Credit Agreement (the “Credit Agreement”) which is comprised of a senior secured term loan of $350,000 (the “Term Loan”) and a senior secured revolving credit facility of $400,000 (the “Revolving Credit Facility”), both of which mature five years from the date the Term Loan was drawn under the Credit Agreement, which was February 9, 2015. The Term Loan is subject to quarterly principal payments of $4,375 beginning in June 2015, with the remaining balance due on February 9, 2020. As of March 31, 2015, we had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit of $14,551, which reduced the borrowings available under the Revolving Credit Facility to $385,449.
Substantially all domestic, tangible and intangible assets of Vista Outdoor and its subsidiaries are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our consolidated leverage ratio. Based on our current ratio, the current base rate margin is 0.75% and the current Eurodollar margin is 1.75%. We must also pay an annual commitment fee on the unused portion of the Revolving Credit Facility.

Covenants
Our Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement also requires that we meet and maintain the following financial ratios:

	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.50	3.00
Actual	0.92	30.28
* Not to exceed the required financial ratio
† Not to be below the required financial ratio
The Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the Credit Agreement are subject to compliance with these covenants. As of March 31, 2015, we were in compliance with the covenants in the Credit Agreement and expect to be in compliance for the foreseeable future.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During fiscal 2015, Vista Outdoor repurchased 162,000 shares for $6,870.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants. As of March 31, 2015, the Credit Agreement allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintains certain senior debt limits. When those requirements are not met, the limit is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2015:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$350,000	$17,500	$35,000	$297,500	$—
Interest on debt(1)	35,249	7,733	14,432	13,084	—
Operating leases	37,884	11,779	17,306	8,799	—
Pension and other PRB plan contributions	139,717	11,283	23,784	28,095	76,555
Total contractual obligations	$562,850	$48,295	$90,522	$347,478	$76,555

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$14,551	$13,637	$914	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2015. All of our debt at March 31, 2015 was variable rate debt.
The total liability for uncertain tax positions at March 31, 2015 was approximately $30,768 (see Note 12 to the consolidated and combined financial statements in Item 8 of this report), all of which is classified as non-current liability. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
Pension plan contributions are an estimate of our minimum funding requirements through fiscal 2025 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal 2025 pursuant to the Employee Retirement Income Security Act, although we may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations.
Contingencies
Litigation.    From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate to be material to ourbusiness or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. We are obligated to conduct investigation and/or remediation activities at certain sites that we own or operate or formerly owned or operated.
We also have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows.
New Accounting Pronouncements
See Note 1 to the consolidated and combined financial statements in Item 8 of this report for discussion of new accounting pronouncements.
Inflation
In management's opinion, inflation has not had a significant impact upon the results of Vista Outdoor's operations.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 3 to the consolidated and combined financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.
We measure market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. We used current market rates on the debt portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits were not included in the analysis.

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, the British Pound, the Chinese Renminbi (Yuan), the Canadian Dollar, and the Australian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.
In addition, sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vista Outdoor Inc.:
We have audited the accompanying consolidated and combined balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related consolidated and combined statements of comprehensive income, stockholders and parent company equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Vista Outdoor Inc. and subsidiaries at March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As described in Notes 1 and 16, prior to February 9, 2015 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Alliant Techsystems Inc. The accompanying combined financial statements also include expense allocations for certain corporate functions historically provided by Alliant Techsystems Inc. and do not necessarily reflect the financial position, results of operations, and cash flows that would have existed if the Company had been a separate, stand-alone entity during the periods prior to February 9, 2015.
/s/ DELOITTE & TOUCHE, LLP
Minneapolis, MN
May 29, 2015

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31
(Amounts in thousands except per share data)	2015	2014	2013
Sales	$2,083,414	$1,873,919	$1,196,031
Cost of sales	1,554,493	1,406,616	953,593
Gross profit	528,921	467,303	242,438
Operating expenses:
Research and development	9,518	13,984	8,720
Selling, general and administrative	283,029	219,512	132,263
Goodwill and tradename impairment	52,220	—	—
Income before interest and income taxes	184,154	233,807	101,455
Interest expense	(30,108)	(15,469)	—
Interest income	—	—	7
Income before income taxes	154,046	218,338	101,462
Income tax provision	74,518	85,081	36,770
Net income	$79,528	$133,257	$64,692
Earnings per common share:
Basic	$1.25	$2.09	$1.01
Diluted	$1.25	$2.09	$1.01
Weighted-average number of common shares outstanding:
Basic	63,596	63,875	63,875
Diluted	63,857	63,875	63,875

Net income (from above)	$79,528	$133,257	$64,692
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $83, $0, and $0	(139)	—	—
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(1,334), $0, and $0	2,246	—	—
Change in fair value of derivatives, net of tax benefit of $0, $(251), and $426, respectively	—	401	(680)
Change in cumulative translation adjustment, net of tax benefit of $0, $942, and $0	(50,643)	(1,505)	—
Total other comprehensive income (loss)	(48,536)	(1,104)	(680)

Comprehensive income	$30,992	$132,153	$64,012
See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$263,951	$40,004
Net receivables	361,694	301,729
Net inventories	375,621	421,949
Deferred income tax assets	50,343	46,447
Other current assets	13,452	20,901
Total current assets	1,065,061	831,030
Net property, plant, and equipment	190,607	189,071
Goodwill	782,163	847,134
Net intangible assets	517,482	568,116
Deferred charges and other non-current assets	17,811	22,270
Total assets	$2,573,124	$2,457,621
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	17,500	—
Accounts payable	134,432	181,513
Accrued compensation	27,146	32,449
Accrued income taxes	9,569	1,678
Federal excise tax	23,194	27,990
Other accrued liabilities	96,071	89,330
Total current liabilities	307,912	332,960
Long-term debt	332,500	—
Long-term debt payable to parent	—	1,014,911
Noncurrent deferred income tax liabilities	193,382	215,768
Accrued pension and postemployment liabilities	59,345	—
Other long-term liabilities	31,221	23,251
Total liabilities	924,360	1,586,890
Commitments and contingencies (Notes 11, 13 and 14)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—63,873,222 shares at March 31, 2015 and 0 shares at March 31, 2014	639	—
Additional paid-in-capital	1,742,125	—
Retained earnings	19,384	—
Parent's equity	—	872,236
Accumulated other comprehensive loss	(110,303)	(1,505)
Common stock in treasury, at cost—85,940 shares held at March 31, 2015 and 0 shares held at March 31, 2014	(3,081)	—
Total stockholders' equity	1,648,764	870,731
Total liabilities and equity	$2,573,124	$2,457,621
See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2015	2014	2013
Operating Activities
Net income	$79,528	$133,257	$64,692
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	35,405	24,891	17,298
Amortization of intangible assets	31,146	20,011	7,830
Amortization of deferred financing costs	2,447	897	—
Goodwill and tradename impairment	52,220	—	—
Deferred income taxes	(947)	8,746	(483)
Loss (gain) on disposal of property	(136)	7,668	(71)
Share-based compensation	3,012	—	—
Excess tax benefits from share-based plans	(120)	—	—
Changes in assets and liabilities:
Net receivables	(72,321)	(357)	(3,496)
Net inventories	40,991	8,970	(44,045)
Accounts payable	(37,837)	(32,277)	11,073
Accrued compensation	(9,047)	1,016	10,203
Accrued income taxes	17,246	(1,182)	—
Federal excise tax	6,935	9,042	6,038
Pension and other postretirement benefits	248	—	—
Other assets and liabilities	5,568	(8,372)	6,324
Cash provided by operating activities	154,338	172,310	75,363
Investing Activities
Capital expenditures	(43,189)	(40,234)	(23,395)
Acquisitions of businesses, net of cash acquired	—	(1,301,687)	—
Proceeds from the disposition of property, plant, and equipment	320	174	—
Cash used for investing activities	(42,869)	(1,341,747)	(23,395)
Financing Activities
Borrowings on line of credit	—	200,000	—
Repayments of line of credit	—	(200,000)	—
Proceeds from issuance of long-term debt	350,000	—	—
Net transfers (to) from parent	16,181	206,678	(52,417)
Dividend paid to parent	(214,000)	—	—
Payments made on long-term debt to parent	(20,087)	(6,362)	—
Proceeds from issuance of long-term debt to parent	50,000	1,021,273	—
Payments made to extinguish debt	(50,000)	—	—
Payments made for debt issue costs	(10,991)	(12,273)	—
Purchase of treasury shares	(5,097)	—	—
Excess tax benefits from share-based plans	120	—	—
Cash provided by (used for) financing activities	116,126	1,209,316	(52,417)
Effect of foreign currency exchange rate fluctuations on cash	(3,648)	58	—
Decrease in cash and cash equivalents	223,947	39,937	(449)
Cash and cash equivalents at beginning of year	40,004	67	516
Cash and cash equivalents at end of year	$263,951	$40,004	$67
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$5,252	$8,327	$789
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$1,773	$—	$—
   See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS AND PARENT COMPANY EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent's Equity	Total Equity
Balance, March 31, 2012	—	$—	$—	$—	$279	$—	$520,026	$520,305
Comprehensive income	—	—	—	—	(680)	—	64,692	64,012
Net transfer (to) from parent	—	—	—	—	—	—	(52,417)	(52,417)
Balance, March 31, 2013	—	—	—	—	(401)	—	532,301	531,900
Comprehensive income	—	—	—	—	(1,104)	—	133,257	132,153
Net transfer (to) from parent	—	—	—	—	—	—	206,678	206,678
Balance, March 31, 2014	—	—	—	—	(1,505)	—	872,236	870,731
Comprehensive income	—	—	—	19,384	(48,536)	—	60,144	30,992
Issuance of common stock in connection with Spin-Off	63,875,472	639	—	—	—	—	—	639
Restricted stock grants	180,095	—	(7,299)	—	—	7,299	—	—
Share-based compensation	—	—	3,012	—	—	—	—	3,012
Restricted stock units vested and issued	123,208	—	(5,280)	—	—	2,979	—	(2,301)
Treasury stock purchased	(162,000)	—	—	—	—	(6,870)	—	(6,870)
Employee benefit plans and other	(138,276)	—	—	—	—	(6,489)	—	(6,489)
Dividend paid to parent	—	—	—	—	—	—	(214,000)	(214,000)
Contribution from parent	—	—	1,751,692	—	(60,262)	—	(734,561)	956,869
Net transfer (to) from parent	—	—	—	—	—	—	16,181	16,181
Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$—	$1,648,764
See Notes to the Consolidated and Combined Financial Statements.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations. Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Utah and has manufacturing operations and facilities in 10 U.S. States, Canada, Mexico and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014. Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc. (“ATK”). On April 28, 2014, Orbital ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor Inc. common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of ATK.

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

Except where indicated, references below to transactions completed by Vista Outdoor prior to February 9, 2015, refer to transactions completed by or on behalf of the ATK Sporting Group reporting segment that are reflected on the consolidated and combined financial statements of Vista Outdoor.

Basis of Presentation. The consolidated and combined financial statements reflect our consolidated operations of as a separate stand-alone entity beginning on February 9, 2015. Periods presented prior to the Spin-Off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Orbital ATK and are presented on a combined basis. Subsequent to the Spin-off the financial statements are presented on a consolidated basis. The consolidated and combined financial statements reflect our financial position, results of operations and cash flows as our business was operated as part of Orbital ATK prior to the distribution, in conformity with U.S. generally accepted accounting principles.

Prior to February 9, 2015, the consolidated and combined statements of comprehensive income include expense allocations for certain corporate functions historically provided to us by Orbital ATK, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, and other shared services. These allocations are reflected in the combined statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 16. Management of Vista Outdoor and Orbital ATK consider these allocations to be a reasonable reflection of the utilization of services by, or benefits provided to, us. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company. Following our separation from Orbital ATK, we perform these functions using our resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Orbital ATK under transition services agreements and other commercial agreements.

Prior to February 9, 2015, Orbital ATK maintained a number of defined benefit plans at a corporate level which our employees participated in, and as such, we were charged a portion of the expenses associated with these plans. Subsequent to February 9, 2015, we established separate defined benefit plans and the liabilities were transferred to us. The associated assets will be transferred to us when determinable. See Note 11 for further detail.

Transactions between us and Orbital ATK prior to February 9, 2015 are reflected as effectively settled at the time of the transaction and are included in financing activities in the consolidated combined statements of cash flows. The net effect of these transactions is reflected in the "Parent's Equity" in the combined balance sheets.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

The consolidated and combined financial statements also include certain Orbital ATK assets and liabilities that are specifically identifiable or otherwise allocable to us. Our consolidated and combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the periods presented.

Principles of Consolidation and Combination. The consolidated and combined financial statements include our net assets and results of operations as described above. All intercompany transactions and accounts within the businesses have been eliminated.

All transactions between Orbital ATK and Vista Outdoor have been included in these combined financial statements. Prior to February 9, 2015 transactions with Orbital ATK or its affiliates are reflected in the combined statements of cash flows as changes in Orbital ATK's net investment within financing activities and in the combined balance sheet within Parent's equity. Subsequent to February 9, 2015 transactions with Orbital ATK or its affiliates are reflected within the Consolidated statements in the appropriate line item.
Fiscal Year.    References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year. Our interim quarterly periods are based on 13-week periods and end on Sundays.
Use of Estimates.    The preparation of consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Revenue Recognition. Sales, net of estimates for discounts, returns, rebates, allowances, and excise taxes are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, and all risks of ownership have been transferred, and payment is reasonably assured.
Cost of Sales. Cost of sales includes material, labor, and overhead costs associated with product manufacturing, including depreciation, purchasing and receiving, inspection, warehousing, product liability, warranty, and inbound and outbound shipping and handling costs.
Research and Development Costs. Research and development costs consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. Research and development costs incurred to develop new products and to enhance existing products are charged to expense as incurred.
Selling, General, and Administrative Expense. Selling, General and Administrative expense includes, among other items, administrative salaries, benefits, commissions, advertising, insurance, and professional fees.
Advertising Costs. Advertising costs including print ads, commercials, catalogs, and brochures are expensed at time of first advertisement. Our co-op program is structured so that certain dealers are eligible for reimbursement of certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $52,941, $44,341, and $25,462 for the years ended March 31, 2015, 2014, and 2013, respectively.
Cash Equivalents. Cash equivalents are all highly liquid cash investments purchased with original maturities of three months or less.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for customer deductions based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated.
Inventories. Inventories are stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market. Inventory costs associated with work in process inventory and finished goods include material, labor, and manufacturing overhead, while costs associated with raw materials and purchased finished goods include material and inbound freight costs. We provide inventory allowances for any excess and obsolete inventories and periodically write inventory amounts down to market when costs exceed market value.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Warranty Costs. We generally sell our firearm products with a one-year warranty and a variety of our accessories products with warranties ranging primarily from one to three years. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. As of March 31, 2015 and 2014, the balance of our warranty reserve was $7,429 and $8,158, respectively.
Accounting for Goodwill and Identifiable Intangible Assets.
Goodwill—We test goodwill for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that an asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes.
The impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its fair value, an indication of goodwill impairment exists and the second step must be performed in order to determine the amount of the goodwill impairment. In the second step, we must determine the implied fair value of the reporting unit's goodwill, by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
Identifiable Intangible Assets—Our primary identifiable intangible assets include trademarks and trade names, patented technology, and customer relationships. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on the first day of our fourth fiscal quarter, or more frequently if events warrant.
Our identifiable intangibles with indefinite lives consist of certain trademarks and trade names. The impairment test consists of a comparison of the fair value of the specific intangible asset with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and the asset would be recorded at the fair value.
Stock-Based Compensation.    Our stock-based compensation plans, which are described more fully in Note 15, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.
Performance awards are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. We use an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is recognized into income over the vesting period. Restricted stock issued vests over periods ranging from one to four years and is valued based on the market value of our stock on the grant date. The estimated grant date fair value of stock options is recognized into income on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 15 for further details.
Prior to February 9, 2015, all of our stock-based compensation expense was attributable to our participation in Orbital ATK long-term incentive plans. Expense recognized prior to February 9, 2015 was based on awards attributable to those plans.
Income Taxes.   Prior to the Spin-off, our domestic operations were included in Orbital ATK's U.S. federal and state income tax returns and all income taxes have been paid by Orbital ATK. Our foreign operations have been included in our own tax filings and we have paid the taxes. Income tax expense and other income tax related information contained in these combined financial statements are presented on a separate tax return basis as if we filed our own tax returns. Prior to the Spin-

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

off current domestic income tax liabilities are assumed to be immediately settled with Orbital ATK and are relieved through the Parent's equity in the statement of cash flows.
After the Spin-off, we account for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.
We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Significant estimates are required for this analysis. If we were to determine that the amount of deferred income tax assets we would be able to realize in the future had changed, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.
The provision for federal, foreign, and state and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change. It is our policy to record interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes.
Derivative Instruments and Hedging Activities.    From time to time, we use derivatives, consisting primarily of commodity forward contracts to hedge forecasted purchases of certain commodities and foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency. We do not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, we document the relationship between the hedging instrument and the hedged item, as well as our risk-management objectives and strategy for undertaking the hedge transaction. We assess, both at the hedge's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivatives are recognized on the balance sheet at fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedges are recorded to accumulated OCI and recognized in earnings when the hedged item affects earnings. The ineffective portion of derivatives designated as cash flow hedges and changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings. Our current derivatives are designated as cash flow hedges. See Note 3 for further details.
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined and the portion of the worker's compensation liability that is related to our employees was $8,439 and $7,873 as of March 31, 2015 and 2014, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss ("AOCL") in equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in fiscal years 2015, 2014 and 2013 were not material.
Parent's Equity. Parent's Equity in the combined statements of financial position represents Orbital ATK's historical investment in us, the net effect of cost allocations from and transactions with Orbital ATK, net cash activity, and our accumulated earnings. See Note 16.
Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 15) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. On February 9, 2015, 63,875,000 shares of our common stock were distributed to Orbital ATK shareholders of record to complete

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

the Spin-Off from ATK. For comparative purposes we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS for all periods prior to the Spin-Off, as we had no outstanding common shares or dilutive stock-based awards.
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by (in thousands):

	Years Ended March 31
	2015	2014	2013
Basic EPS shares outstanding	63,596	63,875	63,875
Dilutive effect of stock-based awards	261	—	—
Diluted EPS shares outstanding	63,857	63,875	63,875
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	122	—	—
Comprehensive Loss.
The components of AOCL, net of income taxes, are as follows:

	March 31
	2015	2014
Pension and other postretirement benefit liabilities	$(58,155)	$—
Cumulative translation adjustment	(52,148)	(1,505)
Total accumulated other comprehensive loss	$(110,303)	$(1,505)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

The following table summarizes the changes in the balance of AOCL, net of income tax:

	Year ended March 31, 2015				Year ended March 31, 2014
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$—	$—	$(1,505)	$(1,505)	$(401)	$—	$—	$(401)
Net decrease in fair value of derivatives	974	—	—	974	(374)	—	—	(374)
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	(974)	—	—	(974)	(224)	—	—	(224)
Net losses reclassified from AOCL, due to ineffectiveness (1)	—	—	—	—	999	—	—	999
Net actuarial losses reclassified from AOCL (2)	—	2,246	—	2,246	—	—	—	—
Prior service costs reclassified from AOCL (2)	—	(139)	—	(139)	—	—	—	—
Adjustment due to Spin-Off (3)	—	(60,262)	—	(60,262)	—	—	—	—
Net change in cumulative translation adjustment	—	—	(50,643)	(50,643)	—	—	(1,505)	(1,505)
End of period unrealized gain (loss) in AOCL	$—	$(58,155)	$(52,148)	$(110,303)	$—	$—	$(1,505)	$(1,505)

(1) Amounts related to our derivative instruments that were reclassified from AOCL were recorded as a component of cost of sales for each period presented.
(2) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented (Note 11).
(3) Adjustment represents the AOCL assumed upon the completion of the Spin-off related to the pension plan and post-retirement and post-employment liabilities.
During the year ended March 31, 2014, there was a loss of $1,637 recognized in earnings as a result of ineffectiveness on forward contracts for copper and zinc. There was no ineffectiveness recognized in earnings for these contracts during any other fiscal years presented. We expect that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
Fair Value of Nonfinancial Instruments.    The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2 for additional disclosure regarding fair value of financial instruments.
New Accounting Pronouncements. On May 28, 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2016 and early application is not permitted. We are in the process of evaluating the impact this standard will have on us.
There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated and combined financial statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

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
The following section describes the valuation methodologies we use to measure our financial instruments at fair value.
Derivative financial instruments and hedging activities—In order to manage our exposure to commodity pricing and foreign currency risk, we periodically utilize commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, we have no outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. No foreign currency derivatives were outstanding as of March 31, 2015.
Long-Term Debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments.
There were no financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and 2014.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2015		As of March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate debt	$350,000	$350,000	$—	$—
Fixed rate long-term debt payable to parent	—	—	300,000	309,339
Variable rate long-term debt payable to parent	—	—	714,911	715,223
3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	interest rates, and

•	foreign exchange risks

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Derivative Financial Instruments (Continued)

In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Commodity forward contracts are periodically used to hedge forecast purchases of certain commodities, and foreign currency exchange contracts are used to hedge forecast transactions denominated in a foreign currency.
We did not enter into any forward contracts for commodities during fiscal 2015 or 2014.
We entered into into various foreign currency forward contracts during fiscal 2015, but did not during fiscal 2014 or 2013. Forward contracts are used to hedge forecast inventory purchases and subsequent payments, or customer receivables, denominated in foreign currencies and were designated and qualified as effective cash flow hedges. Ineffectiveness with respect to forecast inventory purchases was calculated based on changes in the forward rate until the anticipated purchase occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
The fair value of the foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated Other Comprehensive Income (Loss) in the financial statements. The gains or losses on the foreign currency forward contracts are recorded in earnings when the related inventory is sold.
As of March 31, 2015, we had no outstanding commodity forward contracts or foreign currency forward contracts.
For the periods presented below, the derivative gains and losses in the consolidated income statements related to commodity forward contracts and foreign currency forward contracts were as follows:

	Pretax amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss)		Gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Fiscal year ended March 31, 2015
Commodity forward contracts	Cost of Sales	$—	Cost of Sales	$—
Foreign currency forward contracts	Cost of Sales	974	Cost of Sales	—
Fiscal year ended March 31, 2014
Commodity forward contracts	Cost of Sales	$365	Cost of Sales	$(1,637)
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
All derivatives used by us during the periods presented were designated as hedging instruments.
During the year ended March 31, 2014, we recognized a loss of $1,637 in earnings as a result of ineffectiveness on forward contracts for copper and zinc. There was no ineffectiveness recognized in earnings for these contracts during any other fiscal years presented. We expect that any unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
4. Acquisitions
In accordance with the accounting standards regarding business combinations, the results of acquired businesses are included in our consolidated and combined financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.
Savage Arms Acquisition

On June 21, 2013, we acquired Savage Arms, a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, Savage Arms designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. Savage Arms is included within the Shooting Sports segment. The purchase price was $315,000 net of cash acquired. We believe the acquisition complemented our growing portfolio of leading consumer brands and allowed us to build upon offerings with Savage Arms' prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

Arms' sales distribution channels, new product development, and sophistication in manufacturing significantly increased our presence with a highly-relevant product offering to distributors, retailers and consumers. Savage Arms employs approximately 400 employees. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

Bushnell Acquisition

On November 1, 2013, we acquired Bushnell. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and eyewear. Bushnell is included within the Outdoor Products segment. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. We believe the acquisition broadened our existing capabilities in the commercial shooting sports market and expanded our portfolio of branded shooting sports products. In addition, this transaction enabled us to enter new sporting markets in golf and snow sports. We have leveraged Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalized on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employs approximately 1,100 employees. The purchase price allocation was completed during the third quarter of fiscal 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. The total amount of goodwill related to the acquisition deductible for tax purposes is $19,095.

Allocation of Consideration Transferred to Net Assets Acquired:

The purchase prices were allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisitions. During fiscal 2015, we recorded fair value adjustments to the preliminary purchase price allocation reported at March 31, 2014. Purchase price adjustments were applied retrospectively back to the date of the acquisitions. These adjustments did not have a material impact on net income (loss) in fiscal 2014 and, therefore, we have not adjusted our net income (loss) for the year ended March 31, 2014.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisitions as originally reported in our Form 10 for the year ended March 31, 2014 and as revised for adjustments made during fiscal 2015:
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

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

Bushnell Purchase Price Allocation

	As Originally Reported	As Revised
Purchase price net of cash acquired:
Cash paid	$985,000	$985,000
Cash paid for additional working capital	4,185	4,185
Total purchase price	989,185	989,185
Fair value of assets acquired:
Net receivables	$108,434	$109,429
Net inventories	160,793	157,184
Tradename, technology, and customer relationship intangibles	364,843	364,700
Property, plant, and equipment	25,080	25,055
Other assets	10,938	7,765
Total assets	670,088	664,133
Fair value of liabilities assumed:
Accounts payable	80,092	80,099
Deferred income taxes	75,692	88,121
Other liabilities	30,025	30,932
Total liabilities	185,809	199,152
Net assets acquired	484,279	464,981
Goodwill	$504,906	$524,204

Intangible assets from above include:

	Value	Useful life (years)
Savage Arms
Indefinite lived tradenames	$70,200	Indefinite
Tradenames	12,900	5-20
Customer Relationships	43,500	5-10
Bushnell
Indefinite lived tradenames	$95,100	Indefinite
Tradenames	105,700	15
Technology	15,900	6-20
Customer Relationships	148,000	15

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Acquisitions (Continued)

Supplemental Pro Forma Data:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Savage Arms and Bushnell are included in our combined financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the year ended March 31, 2014 present consolidated information as if the acquisition had been completed on April 1, 2012. The pro forma results were calculated by combining our results with the standalone results of Savage Arms and Bushnell for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

YEAR ENDED
(Amounts in thousands except per share data)	March 31, 2014
Sales	$2,280,071
Net income	153,643
Basic earnings per common share	2.41
Diluted earnings per common share	2.41

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2012, as adjusted for the applicable tax impact:

YEAR ENDED
(Amounts in thousands)	March 31, 2014
Inventory Step-up, net[1]	$(9,765)
Fees for advisory, legal, accounting services[2]	(12,475)
1. Adjustment reflects the increased cost of goods sold expense which results from the fair value step-up in inventory of $15,500 which was expensed over the first inventory cycle.
2. We removed the fees that were incurred in connection with the acquisition of Savage and Bushnell from fiscal 2014, and considered those fees as incurred during the first quarter of fiscal 2013. Costs were recorded in General and administrative expense.
We made no acquisitions during fiscal 2015 or 2013.
5. Receivables
Receivables, are summarized as follows:

	March 31
	2015	2014
Trade Receivables	$370,335	$304,232
Other Receivables	2,089	3,118
Less allowance for doubtful accounts	(10,730)	(5,621)
Net receivables	$361,694	$301,729

No customer represented more than 10% of the total trade receivables balance as of March 31, 2015. As of March 31, 2014, the largest individual customer account balance accounted for 15% of the total trade receivables balance. No other customers represented more than 10% of the total trade receivables balance.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
5. Receivables (Continued)

The following is a reconciliation of the changes in our allowance for doubtful accounts during fiscal 2014 and 2015:

Balance at April 1, 2013	$5,342
Expense	5,912
Write-offs	(4,954)
Reversals and other adjustments	(679)
Balance at March 31, 2014	5,621
Expense	6,875
Write-offs	(1,010)
Reversals and other adjustments	(756)
Balance at March 31, 2015	$10,730
6. Inventories
Inventories consist of the following:

	March 31
	2015	2014
Raw materials	$107,848	$102,277
Work/Contracts in process	53,740	59,604
Finished goods	214,033	260,068
Net inventories	$375,621	$421,949

7. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 3 to 10 years and buildings and improvements are depreciated over 3 to 40 years. Depreciation expense was $35,405 in fiscal 2015, $24,891 in fiscal 2014, and $17,298 in fiscal 2013.

We review property, plant, and equipment for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant, and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

Property, plant, and equipment consists of the following:

	March 31
	2015	2014
Land	$8,614	$8,919
Buildings and improvements	47,752	43,218
Machinery and equipment	250,210	224,112
Property not yet in service	39,110	39,549
Gross property, plant, and equipment	345,686	315,798
Less accumulated depreciation	(155,079)	(126,727)
Net property, plant, and equipment	$190,607	$189,071
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance at March 31, 2013	$83,167	$77,114	$160,281
Acquisitions	163,763	524,204	687,967
Effect of foreign currency exchange rates	(443)	(671)	(1,114)
Balance at March 31, 2014	246,487	600,647	847,134
Impairment	(41,020)	—	(41,020)
Effect of foreign currency exchange rates	(947)	(23,004)	(23,951)
Balance at March 31, 2015	$204,520	$577,643	$782,163

The acquisitions in fiscal 2014 in Outdoor Products and Shooting Sports related to the Bushnell and Savage Arms acquisitions, respectively, as previously discussed.

As a result of the current market correction impacting demand for firearms and a decline in our near-term projected cash flows in the Firearms reporting unit, during the quarter ended December 28, 2014 we determined a triggering event had occurred which indicated it was more likely than not that the fair value of the reporting unit was less than the book value. The fair value of the reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the company based on comparable companies.

The goodwill recorded within the Shooting Sports segment above is presented net of $41,020 of impairment losses. In addition, as a result of the market correction noted above we evaluated the fair value of the tradenames as well. We determined the fair value of the tradenames based on the relief of royalty method and used a royalty rate of 6% for the Savage Arms tradename based on public guideline royalty-based transactions and a discount rate of 16%. This analysis resulted in a $11,200 noncash impairment charge that was recorded within the Firearms reporting unit related to the non-amortizing Savage Arms tradename intangible. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2 due to the significance of unobservable inputs developed using company-specific information.
The goodwill recorded within Outdoor Products above is presented net of $47,791 of accumulated impairment losses recorded prior to April 1, 2013.
Net intangibles includes amortizing and non-amortizing assets consisting of trademarks, tradenames and brand names that are not being amortized as their estimated useful lives are considered indefinite.
Net intangibles consisted of the following:

	March 31, 2015			March 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Tradenames	$184,660	$(34,260)	$150,400	$184,660	$(21,723)	$162,937
Patented technologies	22,600	(8,488)	14,112	22,600	(5,956)	16,644
Customer relationships and other	190,936	(31,064)	159,872	200,248	(16,011)	184,237
Total	398,196	(73,812)	324,384	407,508	(43,690)	363,818
Non-amortizing trade names	193,098	—	193,098	204,298	—	204,298
Net intangibles	$591,294	$(73,812)	$517,482	$611,806	$(43,690)	$568,116

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Goodwill, Intangible Assets, and Deferred Charges and Other Non-Current Assets

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.4 years. Amortization expense related to these assets was $31,146 in fiscal 2015, $20,011 in fiscal 2014, and $7,830 in fiscal 2013. We expect amortization expense related to these assets to be as follows:

Fiscal 2016	$29,618
Fiscal 2017	29,352
Fiscal 2018	29,352
Fiscal 2019	26,608
Fiscal 2020	25,725
Thereafter	183,729
Total	$324,384
Deferred charges and other non-current assets consist of the following:

	March 31
	2015	2014
Debt issuance costs	$10,691	$12,273
Less accumulated amortization	(356)	(897)
Net debt issuance costs	10,335	11,376
Other non-current assets	7,476	10,894
Total deferred charges and other non-current assets	$17,811	$22,270

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2015	2014
In-transit inventory and other	$39,236	$33,045
Rebates	14,889	17,593
Employee benefits and insurance	14,375	14,379
Accrued advertising	8,073	3,051
Warranty	7,429	8,158
Customer obligations	5,982	5,394
Freight accrual	3,012	1,735
Product liability	1,534	1,470
Accrued taxes	1,148	4,505
Interest	393	—
Total other accrued liabilities—current	$96,071	$89,330

Non-current portion of accrued income tax liability	$23,406	$14,056
Management nonqualified deferred compensation plan	715	4,753
Performance share liability	641	1,040
Environmental remediation	529	521
Other	5,930	2,881
Total other long-term liabilities	$31,221	$23,251
We provide product warranties on certain products within the Shooting Sports and Outdoor Products segments. We provide consumer warranties against manufacturing and materials defects on firearm products with a one-year warranty and a variety of our accessories products with warranties ranging primarily from one to three years. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance at April 1, 2013	$1,394
Payments made	(1,837)
Warranties issued	2,401
Warranties assumed in acquisition	4,573
Changes related to preexisting warranties	1,627
Balance at March 31, 2014	8,158
Payments made	(3,699)
Warranties issued	3,059
Changes related to preexisting warranties	(89)
Balance at March 31, 2015	$7,429

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Long-Term Debt

Long-term debt, including the current portion, consisted of the following:

March 31, 2015
Senior Credit Facility dated February 9, 2015:
Term A Loan due 2020	$350,000
Revolving Credit Facility due 2020	—
Principal amount of long-term debt	350,000
Less: current portion	17,500
Carrying amount of long-term debt, excluding current portion	$332,500
Credit Agreement
On December 19, 2014, we entered into a Credit Agreement (the “Credit Agreement”) which is comprised of a senior secured term loan of $350,000 (the “Term Loan”) and a senior secured revolving credit facility of $400,000 (the “Revolving Credit Facility”), both of which mature five years from the date the Term Loan was drawn under the Credit Agreement, which was February 9, 2015.
The Term Loan is subject to quarterly principal payments of $4,375 beginning in June 2015, with the remaining balance due on February 9, 2020. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our consolidated leverage ratio, as defined in the Agreement, and based on the current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. The interest rate for the Term Loan as of March 31, 2015 was 1.93%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. As of March 31, 2015, we had no borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $14,551, which reduced amounts available on the Revolving Credit Facility to $385,449. Debt issuance costs totaling approximately $11,000 are being amortized over the term of the Term Loan.
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Fiscal 2016	$17,500
Fiscal 2017	17,500
Fiscal 2018	17,500
Fiscal 2019	17,500
Fiscal 2020	280,000
Thereafter	—
Total	$350,000
Covenants and Default Provisions
Our Credit Agreement imposes restrictions, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited “restricted payments” (as defined in the Credit Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior debt limits, with a limit, when those senior debt limits are not met, of $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015. The Credit Agreement also requires that we meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Long-Term Debt (Continued)

Credit Agreement are subject to compliance with these covenants. As of March 31, 2015, we were in compliance with the financial covenants.
Cash Paid for Interest on Debt
Cash paid for interest totaled $742 in fiscal 2015.
11. Employee Benefit Plans
Prior to February 9, 2015, our eligible U.S. employees and retirees participated in a defined benefit pension plan provided by Orbital ATK. These plans were accounted for as multiemployer benefit plans in our consolidated and combined financial statements, and the portion of our liability with this U.S. plan was not reflected in our consolidated and combined balance sheets. On the distribution date, we assumed the benefit obligation attributable to our employees for this plan, and this is reflected in our consolidated and combined balance sheet as of March 31, 2015. Prior to February 9, 2015, Our consolidated and combined statements of comprehensive income include expense allocations for these benefits. These expenses were funded through intercompany transactions with Orbital ATK which are reflected within Parent's equity in our consolidated and combined financial statements.
Subsequent to February 9, 2015, we established a noncontributory defined benefit pension plan (the "Plan") which covers substantially all employees hired prior to January 1, 2007 and retained similar provisions as those that existed within the Orbital ATK plans. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan, but substantially all of such employees receive an employer contribution through a defined contribution plan (as described in more detail below). On January 31, 2013, the Orbital ATK plans were amended to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. This amendment was carried over into our Plan. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the Orbital ATK plans provided either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. We fund the Plan in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
We provide defined benefit pension plans and defined contribution plans for the majority of our employees. We have tax qualified defined benefit plans, a supplemental (nonqualified) defined benefit pension plan, a defined contribution plan, and a supplemental (non-qualified) defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, we provide medical and life insurance benefits to certain retirees and their eligible dependents through our postretirement plans.
Defined Benefit Plans
We are required to reflect the funded status of the pension and other postretirement ("PRB") plans on the consolidated balance sheet subsequent to February 9, 2015. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. we have recognized the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.
Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet and the difference between actual amounts and estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.
Our measurement date for remeasuring our plan assets and benefit obligations is March 31.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

Pension Plans.    We have qualified noncontributory defined benefit pension plans that cover substantially all employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. On January 31, 2013, the Orbital ATK Plans were amended for non-union employees to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. This amendment was carried over into our Plan. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the plans provide either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. We fund the plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.
We also sponsor a nonqualified supplemental executive retirement plan which provides certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax qualified pension plans. The benefit obligation of these plans is included in the pension information below.
Other Postretirement Benefit Plans.    Generally, employees who terminated employment with us on or before January 1, 2004 and were at least age 50 or 55 with at least five or ten years of service, depending on the provisions of the pension plan they are eligible for, are entitled to a pre- and/or post-65 healthcare company subsidy and retiree life insurance coverage. Employees who terminated employment after January 1, 2004, but before January 1, 2006, are eligible only for a pre-65 company subsidy. The portion of the healthcare premium cost borne by us for such benefits is based on the pension plan the employees are eligible for, years of service, and age at termination. The effect of the PRB plan is not material to the consolidated and combined financial statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

The following table shows changes in the benefit obligation, plan assets, and funded status of our qualified and non-qualified pension plans and other PRB plans. Benefit obligation balances presented below reflect the projected benefit obligation ("PBO") for our pension plans and accumulated PRB obligations ("APBO") or our other PRB plans.

Pension Benefits and PRB
Year Ended March 31
2015
Obligations and Funded Status
Change in benefit obligation
Benefit obligation at beginning of year	$—
Service cost	215
Interest cost	1,207
Plan Amendments	—
Actuarial loss (gain)	(1,588)
Transfers from Spin-Off	225,753
Benefits paid	(492)
Benefit obligation at end of year	$225,095
Change in plan assets
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	2,425
Retiree contributions	—
Employer contributions	—
Transfers from Spin-Off	163,034
Benefits paid	(492)
Fair value of plan assets at end of year	164,967
Funded status	$(60,128)

Pension Benefits and PRB
Year Ended March 31
2015
Amounts Recognized in the Balance Sheet
Other accrued liabilities	$(783)
Accrued pension and postemployment liabilities	(59,345)
Net amount recognized	$(60,128)
Accumulated other comprehensive loss related to:
Unrecognized net actuarial losses	$104,298
Unrecognized prior service benefits	(11,620)
Accumulated other comprehensive loss	$92,678

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2016 is as follows:

Pension and PRB
Recognized net actuarial losses	$8,842
Amortization of prior service benefits	(1,748)
Total	$7,094
The accumulated benefit obligation for all defined benefit pension plans was $223,155 as of March 31, 2015.

March 31
2015
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$223,155
Accumulated benefit obligation	223,155
Fair value of plan assets	164,967
The components of net periodic benefit cost are as follows:

	Pension Benefits and PRB
	Years Ended March 31
	2015	2014	2013
Service cost	$1,163	$1,617	$4,194
Interest cost	6,546	6,122	9,696
Expected return on plan assets	(7,734)	(7,536)	(11,106)
Amortization of unrecognized net loss	5,970	6,814	8,253
Amortization of unrecognized prior service cost	(1,213)	(1,081)	(317)
Net periodic benefit cost	$4,732	$5,936	$10,720

As disclosed above, prior to the Spin-Off, our employees participated in various retirement and postretirement benefits sponsored by Orbital ATK. Because Orbital ATK provided these benefits to our eligible employees and retirees, the costs to our participating employees in these plans were reflected in the consolidated and combined financial statements, while the related assets and liabilities were retained by Orbital ATK. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by us to Orbital ATK in the period in which the cost was recorded in the consolidated and combined statements of income as a component of cost of sales and selling, general and administrative expenses. Allocated benefit cost from Orbital ATK were funded through intercompany transactions, which were reflected within the net parent investment on the consolidated and combined balance sheets.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

Assumptions

Pension Benefits
2015
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31
Discount rate	3.87%
Rate of compensation increase	3.78%

Pension Benefits
2015
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Year Ended March 31
Discount rate	4.50%
Expected long-term rate of return on plan assets	7.25%

Rate of compensation increase:
Union	3.22%
Salaried	3.47%
In developing the expected long-term rate of return assumption, we consider input from our actuaries and other advisors, annualized returns of various major indices over a long-term time horizon, and our own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.25% used in fiscal 2015 for the plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate/real asset investments, 15 - 30% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from our assumption, but we estimate our return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
Plan Assets
Pension.    As disclosed above, prior to the Spin-Off, our employees participated in various retirement and postretirement benefits sponsored by Orbital ATK. Upon Spin-Off we established the Plan and were transferred the liabilities for our employees balances within the Orbital ATK plans. The right to Plan assets associated with the Plan have also been transfered however the assets have not been transferred out of the Orbital ATK plan asset pools as of March 31, 2015. We expect to complete the asset transfer by the end of the first quarter of fiscal 2016. As such all assets are currently included within the Orbital ATK asset pool and are managed based on the Orbital ATK methodology. The information below reflects our estimated allocated portion of the assets and will not reflect the precise assets that will be transferred to us.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

Our pension plan weighted-average asset allocations at March 31, 2015, and the target allocations for fiscal 2016, by asset category are as follows:

	Target Range	Actual as of March 31
	2016	2015
Asset Category
Domestic equity	10 - 25%	20.7%
International equity	10 - 20%	13.7%
Fixed income	35 - 50%	42.5%
Real assets	0 - 10%	4.8%
Hedge funds/private equity	15 - 30%	14.8%
Other investments/cash	0 - 6%	3.5%
Total	100%	100%
Orbital ATK has a committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. Upon completion of the transfer of Plan assets our committee will begin to complete these procedures. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments (real estate, timber, energy), hedge funds, private equity, and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
In order to manage the volatility between the value of pension assets and liabilities, Orbital ATK has maintained an allocation to long-duration fixed income investments. Orbital ATK regularly reviewed the actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.
The implementation of the investment strategy discussed above is executed through a variety of investment structures such as: direct share or bond ownership, common/collective trusts, or registered investment companies. Valuation methodologies differ for each of these structures. The valuation methodologies used for these investments structures are as follows:
U.S. Government Securities, Corporate Debt, Common and Preferred Stock, Other Investments, and Registered Investment Companies:    Investments are valued at the closing price reported on the active market on which the individual securities are traded.
Common/Collective Trusts:    Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

Partnership/Joint Venture Interests:    Given the inherent illiquidity of many partnership/joint venture investments, these investments are generally valued based on unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use pricing the asset. While the valuation methodologies may differ among each entity, methods for valuing these assets may include, but are not limited to, 1) discounted cash flow analysis, 2) net asset values, and 3) comparable trading data for similar investments.
Funds in Insurance Company Accounts:    These investments are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe ourvaluation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Fair Value—The following table presents the pension plan investments using the fair value hierarchy discussed in Note 2 as of March 31, 2015. We expect to complete the asset transfer by the end of the first quarter of fiscal 2016. As such all assets are currently included within the Orbital ATK asset pool and are managed based on the Orbital ATK methodology. The information below reflects our estimated allocated portion of the assets and will not reflect the precise assets that will be transferred to us.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$215	$—	$215
U.S. Government securities	10,430	758	—	11,188
Corporate debt	—	26,909	12	26,921
Common stock	7,280	347	—	7,627
Partnership/joint venture interest	—	—	48,977	48,977
Other investments	—	205	—	205
Common/collective trusts	—	48,823	—	48,823
Registered investment companies	8,613	9,558	—	18,171
Value of funds in insurance company accounts	—	2,769	71	2,840
Total	$26,323	$89,584	$49,060	$164,967

The following table presents a reconciliation of Level 3 assets held during the year ended March 31, 2015:

	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance at April 1, 2014	$13	$75	$45,221
Realized (losses) gains	—	—	2,534
Net unrealized (losses) gains	—	—	(365)
Net purchases, issuances, and settlements	(1)	(4)	1,587
Net transfers into (out of) Level 3	—	—	—
Balance at March 31, 2015	$12	$71	$48,977
There was no direct ownership of our common stock included in plan assets as of any of the periods presented.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

Contributions
During fiscal 2015, Orbital ATK, on our behalf, contributed $5,782 directly to the pension trust and $133 directly to retirees under its supplemental (nonqualified) executive retirement plan. We also contributed $93 to our other PRB plans. We are required to make contributions of $2,000 to meet our legally required minimum contributions for fiscal 2016. We also expect to distribute approximately $597 directly to retirees under our supplemental executive retirement plans, and contribute approximately $186 to our other postretirement benefit plans in fiscal 2016.
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid in the years ending March 31. The pension benefits will be paid primarily out of the pension trust.

Pension Benefits
2016	$11,283
2017	11,551
2018	12,233
2019	13,232
2020	14,863
2021 through 2025	76,555
Defined Contribution Plan
We also sponsor a defined contribution plan. Participation in this plan is available to substantially all U.S. employees. The defined contribution plan is a 401(k) plan, with an employee stock ownership ("ESOP") feature, to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time, except for our common stock fund. Effective January 1, 2013 employees no longer had the option to invest in the Orbital ATK common stock fund. Balances in the fund prior to January 1, 2013 remain in the fund unless distributed or transferred. Effective January 1, 2004, our matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation, and certain other factors. Participants receive:

•	a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant's contributed pay, or

•	a matching contribution of 50% of the first 6% of the participant's contributed pay or,

•
a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation, age and service (subject to three-year vesting), or

•
an automatic enrollment of a 6% pre-tax contribution rate (of which the participant can either change or opt out) along with a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay (subject to one-year vesting) and a non-elective contribution based on recognized compensation, age and service (subject to three-year vesting), or

•	a non-elective contribution based on the recognized compensation, age, and service (subject to three-year vesting), or

•	no matching contribution.
Orbital ATK, on our behalf, contributed $12,936 in fiscal 2015, $10,057 in fiscal 2014, and $7,017 in fiscal 2013.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Employee Benefit Plans (Continued)

As of March 31, 2015, we had approximately 5,200 U.S. employees eligible under the plan. We have union-represented employees at our Westfield, MA location, comprising approximately 4.1% of its total workforce. The collective bargaining agreement expires in fiscal 2018.
12. Income Taxes
Income before income taxes is as follows:

	Years Ended March 31
	2015	2014	2013
Current:
US	$133,027	$217,673	$100,043
Non-US	21,019	665	1,419
Income before income taxes	$154,046	$218,338	$101,462

Our income tax provision consists of
:

	Years Ended March 31
	2015	2014	2013
Current:
Federal	$61,202	$64,163	$33,553
State	4,866	9,197	3,683
Non-US	9,052	2,845	18
Deferred:
Federal	150	8,356	(972)
State	410	(60)	488
Non-US	(1,162)	580	—
Income tax provision	$74,518	$85,081	$36,770
The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years Ended March 31
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	4.7%	4.2%	4.1%
Domestic manufacturing deduction	(2.9)%	(3.1)%	(2.8)%
Nondeductible transaction costs	3.8%	1.0%	—%
Nondeductible goodwill impairment	9.3%	—%	—%
Other	(1.5)%	1.9%	(0.1)%
Income tax provision	48.4%	39.0%	36.2%

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Income Taxes (Continued)

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated and combined financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2015 and 2014 the components of deferred tax assets and liabilities were as follows:

	Years Ended March 31
	2015	2014
Deferred Tax Assets:
Inventory	$22,617	$14,763
Retirement benefits	22,594	—
Accounts receivable	9,523	11,035
Accruals for employee benefits	8,409	7,737
Other reserves	7,841	8,150
Loss and credit carryforwards	5,072	16,333
Total deferred tax assets	76,056	58,018
Valuation allowance	(4,650)	(9,642)
Total net deferred assets	71,406	48,376
Deferred tax liabilities:
Intangible assets	(186,737)	(197,105)
Property, plant and equipment	(24,785)	(22,426)
Other	(2,923)	1,834
Total deferred tax liabilities	(214,445)	(217,697)
Net deferred income tax (liabilities)/assets	$(143,039)	$(169,321)

We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $4,650 at March 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2015 primarily due to the expiration of certain capital losses and credits and the use of certain credits.

Included in the net deferred tax liability are federal, foreign and state net operating loss and credit carryovers, $4,669 of which expires in years ending from March 31, 2015 through March 31, 2035 and $403 that may be carried over indefinitely. The carryforwards presented above are net of any applicable uncertain tax positions.
We have provided for U.S. deferred income taxes in the amount of $6,885 on undistributed earnings not considered indefinitely reinvested. Additionally, we have undistributed earnings of $26,410 generated from certain foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these earnings. These undistributed earnings may become taxable in the United States upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
At March 31, 2015, and 2014, unrecognized tax benefits that have not been recorded in the financial statements amounted to $30,768 and $25,693, respectively, of which $25,875 and $21,650, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1,908 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,561.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Income Taxes (Continued)

We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Unrecognized Tax Benefits—beginning of period	$23,237	$4,565	$3,539
Gross increases—tax positions in prior periods	2,275	15,536	—
Gross decreases—tax positions in prior periods	(283)	—	(54)
Gross increases—current-period tax positions	2,262	3,220	1,421
Settlements	(52)	—	(221)
Lapse of statute of limitations	(105)	(84)	(120)
Unrecognized Tax Benefits—end of period	$27,334	$23,237	$4,565
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2015 and 2014, $1,662 and $1,057 of income tax-related interest and $1,772 and $1,399 of penalties were included in accrued income taxes, respectively.
The Internal Revenue Service ("IRS") released final regulations relating to the capitalization of tangible personal property on September 13, 2013. We are currently finalizing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.
We entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.
Prior to the Spin-off, Orbital ATK or one of its subsidiaries files income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-off we will be filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2008. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions
13. Commitments
We lease land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $15,908 in fiscal 2015, $12,595 in fiscal 2014, and $5,855 in fiscal 2013.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Commitments (Continued)

The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

Fiscal 2016	$11,779
Fiscal 2017	10,540
Fiscal 2018	6,766
Fiscal 2019	4,958
Fiscal 2020	3,841
Thereafter	—
Total	$37,884
We have known purchase commitments of $9,090 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.
14. Contingencies
Litigation.    From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. We are obligated to conduct investigation and/or remediation activities at certain sites that we own or operate or formerly owned or operated.
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $558 as of March 31, 2015.
We could incur substantial additional costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on our operating results, financial condition, or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
15. Stockholders' Equity
We have authorized 50,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
We maintain an equity incentive plan (the “2014 Stock Incentive Plan” or the “Plan”) which became effective on February 10, 2015, following the Spin-Off from Orbital ATK. Orbital ATK maintained similar plans: the 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan, which governed the awards granted to employees and directors prior to the Spin-Off. The 2014 Stock Incentive Plan was established to govern the awards granted to our employees and directors under the prior Orbital ATK plans and provides for awards of stock options, restricted stock and restricted stock units, performance awards, and total stockholder return performance awards ("TSR awards") that will be granted to certain of our employees and directors subsequent to the Spin-Off.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stockholders' Equity (Continued)

Disclosures prior to February 10, 2015 represent our portion of the plans maintained by Orbital ATK in which our employees and directors participated. There are four types of awards outstanding under Orbital ATK's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock, and stock options. Orbital ATK issues treasury shares upon the payment of performance awards,TSR awards, and restricted stock units, grant of restricted stock, or exercise of stock options and are accounted for as equity-based compensation awards. On February 10, 2015, Orbital ATK converted or adjusted outstanding stock options and restricted stock to include both Orbital ATK shares and Vista Outdoor shares to replace awards denominated in Orbital ATK common shares. Performance shares and TSR awards were converted to restricted stock units or restricted stock and will vest over the remaining vesting period of the awards. The manner of conversion for each award reflected a mechanism intended to preserve the intrinsic value of each award, and generally on terms which were in all material respects identical to the terms of the awards it replaced.
As of March 31, 2015, we have authorized up to 5,750,000 common shares under the 2014 Stock Incentive Plan, and any shares issuable pursuant to awards granted immediately prior to the Distribution in respect of equity-based awards of Orbital ATK granted under the Orbital ATK Stock Plans that were outstanding immediately prior to the Distribution and converted into awards subsequent to the Spin-Off. As of March 31, 2015, 5,206,886 common shares are available to be granted.
As of March 31, 2015, there were up to 162,768 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

•	up to 105,799 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2016 through fiscal 2018 period.
There were 56,969 TSR awards granted during fiscal 2015. The weighted average fair value per TSR award granted was $57.49 during fiscal 2015. We used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of our stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average assumptions used in estimating the value of the TSR awards were as follows:

Fiscal 2015
Risk-free rate	0.93%
Expected volatility	33.25%
Expected dividend yield	—%
Expected award life	3
Restricted stock granted to non-employee directors and certain key employees totaled 174,818 shares in fiscal 2015. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair market value of common stock as of the grant date.
Restricted stock units granted to certain key employees and non-employee directors totaled 132,541 shares in fiscal 2015. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair market value of common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with ten-year terms.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stockholders' Equity (Continued)

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires us to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the average volitility of similar type public companies stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $14.94, $35.34, and $14.36 during fiscal 2015, 2014, and 2013, respectively. The following weighted average assumptions were used for grants:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Risk-free rate	1.59%	1.86%-2.07%	1.02%-1.22%
Expected volatility	30.22%	25.95%-26.71%	25.87%
Expected dividend yield	0%	1.27%-1.58%	1.49%-1.90%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $3,012, $2,398, and $2,116 was recognized during fiscal 2015, 2014, and 2013, respectively. The total income tax benefit recognized in the consolidated and combined statements of comprehensive income for share-based compensation was $420, $920, and $820 during fiscal 2015, 2014, and 2013, respectively.
A summary of our stock option activity is presented below. Note that the activities presented for fiscal 2015 prior to the Spin-Off and fiscal 2014 represent the stock options held by our employees under the Orbital ATK long-term incentive award program in Orbital ATK shares. Subsequent to the Spin-off shares represent those stock options outstanding in our stock.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2013	126,972	$60.99
Granted	31,541	129.60
Exercised	(300)	54.84
Forfeited/expired	(450)	54.84
Outstanding at March 31, 2014	157,763	74.74	8.3	$67.41
Conversion related to Spin-Off(a)	383,047
Granted	67,710	42.75
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2015	608,520	$22.47	7.8	$20.35
Options exercisable at:
March 31, 2014	64,289	$59.26	8.3	$82.59
March 31, 2015	438,980	$18.53	7.3	$24.29

(a) The the number of stock options and the weighted average grant date fair value of the stock options converted is equal to the number of stock options and weighted average grant date fair value of such stock options prior to the Spin-off, adjusted for the 2 for 1 stock conversion and for the Spin-off conversion adjustment. Included in the conversion related to Spin-off are awards related to employees both within our Company and remaining at Orbital ATK as a result of the Spin-off.
There were no options exercised during fiscal 2015. The total intrinsic value of options exercised was $6 during fiscal 2014. Total cash received from options exercised was $16 fiscal 2014.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stockholders' Equity (Continued)

A summary of our performance share award, TSR award, restricted stock activity is presented below. Note that the activities presented for fiscal 2015 prior to the Spin-Off and fiscal 2014 represent the Restricted stock held by our employees under the Orbital ATK long-term incentive award program in Orbital ATK shares. Subsequent to the Spin-off shares represent those stock options outstanding in our stock

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2013	317,580	$64.78
Granted	85,152	123.56
Canceled/forfeited	(73,909)	69.06
Vested	(83,155)	66.90
Nonvested at March 31, 2014	245,668	83.15

Conversion related to Spin-Off(a)	88,657
Granted	342,863	47.29
Canceled/forfeited	—	—
Vested	(68,151)	20.88
Nonvested at March 31, 2015	609,037	$29.13

(a) The the number of performance share award, TSR award, restricted stock and the weighted average grant date fair value converted is equal to the number of shares and weighted average grant date fair value of such prior to the Spin-off, adjusted for the 2 for 1 stock conversion and for the Spin-off conversion adjustment. Included in the conversion related to Spin-off are awards related to employees both within our Company and remaining at Orbital ATK as a result of the Spin-off, as well as the conversion of all outstanding TSR and performance shares into restricted stock units.

As noted above, upon the Spin-Off from Orbital ATK certain performance shares and TSR awards were converted to restricted stock units and will vest over the remaining vesting period of the awards. Additionally certain key employees received restricted stock grants during fiscal 2015 which will vest over the next four years. These restricted stock units will be settled with the issuance of shares upon vesting. A summary of our restricted stock award activity is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2014	—	—
Granted	—	—
Canceled/forfeited	—	—
Vested	—	—
Nonvested at February 9, 2015	—	—
Conversion related to Spin-Off(a)	250,534	$20.74
Granted	132,541	42.75
Canceled/forfeited	—	—
Vested	(123,208)	15.21
Nonvested at March 31, 2015	259,867	$34.59

(a) The number of restricted stock units converted represents the conversion of TSR and performance shares issued for long term incentive plans issued prior to the Spin-Off converted into Restricted stock units to be vested over one to three years for certain key employees.
As of March 31, 2015, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $28,795 and is expected to be realized over a weighted average period of 3.0 years.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Stockholders' Equity (Continued)

Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During fiscal 2015, we repurchased 162,000 shares for $6,870.
16. Related Party Transactions

The consolidated and combined financial statements have been prepared on a stand-alone basis. However, prior to February 9, 2015, they were derived from the consolidated financial statements and accounting records of Orbital ATK.

Allocation of General Corporate Expenses

Prior to February 9, 2015, the consolidated and combined financial statements reflect an allocation of certain costs managed at the Orbital ATK level. These costs had historically been allocated to Vista Outdoor. These costs generally fall into one of the following categories:

•
Orbital ATK management and support services – This category includes costs for functions such as acquisition transaction costs, human resources (talent acquisition/compensation), treasury, risk management, internal audit, finance, tax, legal, executive office, business development, government relations, and other administrative support. These costs were allocated to us based on a percentage of sales for all of Orbital ATK or as specifically identified. The consolidated and combined financial statements include Orbital ATK management and support services allocations included within the general and administrative expense totaling $33,593 for the period ending February 9, 2015 and $29,268 and $12,119 for the fiscal years ended March 31, 2014 and 2013, respectively.

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs were generally allocated to us using either sales, headcount, or fixed assets. The consolidated and combined statement of operations reflects infrastructure costs allocations included within the general and administrative expense totaling $4,959 for the period ending February 9, 2015 and $4,947 and $3,937 for the fiscal years ended March 31, 2014 and 2013, respectively.

•
Orbital ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs were generally allocated to the us based on specific identification of the benefits provided to our employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, were allocated based upon member headcount. Pension expense is actuarially determined for individual segments and was identified directly to those segments. The pension expense determined for composite pension segments was further allocated to individual segments using total payroll. The consolidated and combined financial statements include Orbital ATK-provided benefits allocations totaling $48,549 for the period ending February 9, 2015 and $45,605 and $44,087 for the fiscal years ended March 31, 2014 and 2013, respectively.

Management believes that the methods of allocating these costs are reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Historically, we purchased and sold certain products and services to/from Orbital ATK businesses. Prior to the Spin-Off, purchases of products and services from these affiliated entities, which were recorded at sales price, were $170,783 through February 9, 2015, and $273,246, and $143,122 for the fiscal years ended March 31, 2014 and 2013, respectively. Sales of products and services to these entities were $8,874 through February 9, 2015, and $12,422, and $27,207 for the fiscal years ended March 31, 2014 and 2013, respectively. An intercompany payable of $23,756 was outstanding as of March 31, 2014, included within "Accounts payable" and no intercompany receivable was outstanding as of March 31, 2014.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Related Parties (Continued)

Long-term debt payable to Parent

Prior to February 9, 2015, the consolidated and combined financial statements reflect an allocation of a portion of Orbital ATK's outstanding long-term debt under the Orbital ATK 2013 Senior Credit Facility to us as proceeds from this debt was used to finance the acquisition of Bushnell. This debt was not representative of our future debt levels. This debt was reflected in the consolidated and combined balance sheet as “Long-term debt payable to Parent” for periods prior to February 9, 2015. Upon Spin-off this balance was included as part of the contribution by Parent.

Master Transition Services Agreement

We entered into a Master Transition Services Agreement with Orbital ATK, under which each of Orbital ATK or their respective affiliates provides us with certain services, including information technology, financial, procurement, human resource, benefits support and other specified services from Orbital ATK. We expect these services will be initially provided at cost and these services are planned to extend for a period of 3 to 12 months in most circumstances.

Tax Matters Agreement

We entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. Federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. The Tax Matters Agreement provides for certain covenants that may restrict the ability to pursue strategic or other transactions that otherwise could maximize the value of the business and may discourage or delay a change of control. For example, unless we (or Orbital ATK, as applicable) were to receive a supplemental private letter ruling from the IRS or an unqualified opinion from a nationally recognized tax advisor, or Orbital ATK were to grant us a waiver, we would be restricted until two years after the Spin-off is consummated from entering into transactions which would result in an ownership shift in the Company of more than 30% (measured by vote or value) or divestitures of certain businesses or entities which could impact the tax-free nature of the Spin-off. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Related Parties (Continued)

Parent’s Equity

Prior to February 9, 2015, transactions between us and Orbital ATK had been included in the consolidated and combined financial statements and were considered to be effectively settled at the time the transaction is recorded. The net effect of the settlement of these transactions is reflected within "Parent’s Equity" in the consolidated and combined balance sheets.

The components of net assets, liabilities, and equity transferred from Orbital ATK in connection with the Spin-off were as follows:
Canceled/forfeited, Weighted average grant date fair value (in dollars per share)

Net property, plant, and equipment	$1,327
Current deferred tax assets	11,040
Deferred charges and other non-current assets	(8,850)
Other assets	(5,649)
Total assets transferred	(2,132)

Accrued compensation	4,097
Long-term debt to parent	(994,824)
Accrued pension and postemployment liability	62,500
Long term deferred tax liabilities	(16,533)
Other accrued liabilities	(8,031)
Other liabilities	888
Total liabilities transferred	(951,903)

Unearned Compensation, AOCI, investment in sub	(23,279)

Net Contribution	$(973,050)

17. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore can not be allocated. Each segment is described below:

•
Shooting Sports, which generated 65% of our external sales in fiscal 2015. Shooting Sports products include pistol, rifle, rimfire and shotshell ammunition and primers, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products, which generated 35% of our external sales in fiscal 2015. The Outdoor Products product lines are optics, accessories and eyewear. Optics products include binoculars, laser range finders, riflescopes and trail cameras. Accessories products include archery accessories, blinds, decoys, game calls, gun care products, mounts, powder, reloading equipment, targets and target systems. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear.

No single customer accounted for more than 10% of our sales in fiscal 2015. For the years ended March 31, 2014 and 2013, one customer accounted for approximately 12% and 14% of total fiscal 2014 and 2013 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal 2014 or 2013.
Our sales to foreign customers were $250,000 in fiscal 2015, $243,166 in fiscal 2014, and $107,826 in fiscal 2013. During fiscal 2015, approximately 57% of these sales were in Shooting Sports and 43% were in Outdoor Products. Sales to no individual country outside the United States accounted for more than 4% of our sales in fiscal 2015 and 2014.
The following summarizes our results by segment:

	Year ended March 31, 2015
	Shooting Sports	Outdoor Products	Corporate	Total
External Sales	$1,353,092	$730,322	$—	$2,083,414
Capital expenditures	29,664	7,214	1,327	38,205
Depreciation	22,965	12,435	5	35,405
Amortization of intangible assets	6,900	24,246	—	31,146
Gross Profit	331,145	200,043	(2,267)	528,921

	Year ended March 31, 2014
	Shooting Sports	Outdoor Products	Corporate	Total
External Sales	$1,422,442	$451,477	$—	$1,873,919
Capital expenditures	31,634	8,600	—	40,234
Depreciation	16,497	8,394	—	24,891
Amortization of intangible assets	5,319	14,692	—	20,011
Gross Profit	382,971	83,787	545	467,303

	Year ended March 31, 2013
	Shooting Sports	Outdoor Products	Corporate	Total
External Sales	$867,227	$328,804	$—	$1,196,031
Capital expenditures	18,252	5,143	—	23,395
Depreciation	12,765	4,533	—	17,298
Amortization of intangible assets	—	7,830	—	7,830
Gross Profit	180,258	64,915	(2,735)	242,438
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $2,010, $1,754 and $53 for the years ended March 31, 2015, 2014, and 2013, respectively.
18. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2015 Quarter Ended
	June 29,	September 28,	December 28,	March 31,
Sales	$565,995	$525,149	$506,881	$485,389
Gross profit	143,451	128,595	134,037	122,838
Net income	41,045	33,745	(11,169)	15,907
Earnings per common share:
Basic (1)	0.64	0.53	(0.17)	0.25
Diluted(1)	0.64	0.53	(0.17)	0.25

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
18. Quarterly Financial Data (Unaudited) (Continued)

	Fiscal 2014 Quarter Ended
	June 30,	September 29,	December 29,	March 31,
Sales	$361,701	$422,825	$524,228	$565,165
Gross profit	78,203	98,461	133,676	156,963
Net income	21,148	30,719	33,365	48,025
Earnings per common share:
Basic(1)	0.33	0.48	0.52	0.75
Diluted(1)	0.33	0.48	0.52	0.75
(1) For the first three quarters in fiscal 2015 and for each quarter in fiscal 2014, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on February 9, 2015.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in internal controls over financial reporting during the fourth quarter of the fiscal year ended March 31, 2015, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).
Internal Control over Financial Reporting
The management of Vista Outdoor prepared and is responsible for the consolidated and combined financial statements and all related financial information contained in this Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders pursuant to General Instruction G(3) to Form 10-K. Vista Outdoor will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2015.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"). Information regarding our executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2015 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Code of Business Ethics in the 2015 Proxy Statement. Vista Outdoor's Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2015 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of our named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2015 Proxy Statement. Information about compensation of our directors is incorporated by reference from the section entitled Director Compensation in the 2015 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2015 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2015 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2015 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2015 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated and Combined Financial Statements included in Item 8 of Part II
2.     Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.
3.     Exhibits
See Exhibit Index at the end of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA OUTDOOR INC.
Date: May 29, 2015	By:	/s/ Stephen M. Nolan
		Name:	Stephen M. Nolan
		Title:	Senior Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 29, 2015.

Signature	Title

/s/ Mark W. DeYoung
Mark W. DeYoung	Chairman and Chief Executive Officer (principal executive officer)
/s/ Stephen M. Nolan
Stephen M. Nolan	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ Thomas G. Sexton
Thomas G. Sexton	Vice President, Controller, and Treasurer (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Director
/s/ April H. Foley
April H. Foley	Director
/s/ Tig H. Krekel
Tig H. Krekel	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director

VISTA OUTDOOR INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2015
EXHIBIT INDEX
The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. Exhibit numbers followed by a plus sign (+) indicate documents from which included exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Vista Outdoor agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon its request; provided, however, that Vista Outdoor may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished. Exhibit numbers followed by a pound sign (#) identify exhibits that are either a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

2.2*+
Transition Services Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

2.3*+
Ammunition Products Supply Agreement, dated as of February 9, 2015, among Alliant Techsystems Operations LLC and Federal Cartridge Company (Exhibit 2.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

2.4*+
Powder Products Supply Agreement, dated as of February 9, 2015, among Alliant Techsystems Operations LLC and Federal Cartridge Company (Exhibit 2.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

2.5*+
Tax Matters Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

3.1*
Amended and Restated Certificate of Incorporation of Vista Outdoor Inc. (Exhibit 3.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

3.2*	Amended and Restated Bylaws of Vista Outdoor Inc. (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)
4.1*	Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)
10.1*
Vista Outdoor Inc. Credit Agreement, dated as of December 19, 2014 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders Party Thereto (Exhibit 10.9 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 22, 2014).

10.2*#
Employment Agreement, dated as of December 18, 2014 between Vista Outdoor Inc. and Mark W. DeYoung. (Exhibit 10.3 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.3#	Offer Letter between Vista Outdoor Inc. and Stephen M. Nolan
10.4#	Offer Letter between Vista Outdoor Inc. and Scott D. Chaplin.
10.5*#
Offer Letter between Vista Outdoor Inc. and Stephen S. Clark. (Exhibit 10.10 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.6*#	Vista Outdoor Inc. Executive Officer Incentive Plan. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)
10.7*#	Vista Outdoor Inc. Income Security Plan. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)
10.8*#	Vista Outdoor Inc. Executive Severance Plan. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.9*#
Vista Outdoor Inc. Defined Benefit Supplemental Executive Retirement Plan. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.10*#
Vista Outdoor Inc. Defined Contribution Supplemental Executive Retirement Plan. (Exhibit 10.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.11*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal years ended March 31, 2012 and March 31, 2013. (Exhibit 10.6 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.12*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal year ended March 31, 2014. (Exhibit 10.7 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.13*#
Form of Amendment to ATK Non-Qualified Stock Option Award Agreement. (Exhibit 10.8 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.14*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2013-2015 Performance Period. (Exhibit 10.9 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.15*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period. (Exhibit 10.10 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.16*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period. (Exhibit 10.11 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.17*#
Form of Amendment to ATK Performance Growth Award Agreement (Officers or Employees of Vista Outdoor Inc. (other than CEO, CFO and General Counsel) or Former Employees Who Were Employed in ATK’s Sporting Group). (Exhibit 10.12 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.18*#
Form of Amendment to ATK Performance Growth Award Agreement (ATK Corporate Executive Officers to be Employed by Vista Outdoor Inc.). (Exhibit 10.13 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.19*#
Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan. (Exhibit 10.14 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.20*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the fiscal year ended March 31, 2014. (Exhibit 10.15 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)

10.21*#	Form of Amendment to ATK Restricted Stock Award Agreement. (Exhibit 10.16 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015)
10.22*#	Form of Vista Outdoor Inc. Restricted Stock Unit Award Agreement. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015)
10.23*#	Form of Vista Outdoor Inc. Performance Growth Award Agreement. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015)
10.24*#	Form of Vista Outdoor Inc. Restricted Stock Award Agreement. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015)
10.25*#
Form of Vista Outdoor Inc. Non-Qualified Stock Option Award Agreement. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015)

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.26#	Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Unit Award Agreement.
10.27#	Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Award Agreement.
10.28#	Form of Vista Outdoor Inc. Non-Employee Director Deferred Stock Unit Award Agreement.
10.29*#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015)
10.30*#
Vista Outdoor Inc. Nonqualified Deferred Compansation Plan. (Exhibit 4.4 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015)

21	Subsidiaries of the Registrant as of March 31, 2015.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.