Form 10-Q
period 2015-07-05
Vista Outdoor Inc.
filed 2015-08-13
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 10, 2015, there were 63,188,192 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended
(Amounts in thousands except per share data)	July 5, 2015	June 29, 2014
Sales, net	$514,497	$565,995
Cost of sales	375,205	422,544
Gross profit	139,292	143,451
Operating expenses:
Research and development	2,355	3,651
Selling, general, and administrative	77,954	65,140
Income before interest and income taxes	58,983	74,660
Interest expense	(2,569)	(9,041)
Interest income	—	9
Income before income taxes	56,414	65,628
Income tax provision	22,523	24,583
Net income	$33,891	$41,045
Earnings per common share:
Basic	$0.54	$0.64
Diluted	$0.53	$0.64
Weighted-average number of common shares outstanding:
Basic	63,286	63,875
Diluted	63,611	63,875

Net income (from above)	$33,891	$41,045
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $158 and $0, respectively	(267)	—
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(819) and $0, respectively	1,381	—
Change in derivatives, net of tax benefit (expense) of $(54) and $0, respectively	90	—
Change in cumulative translation adjustment, net of tax benefit of $0 and $749, respectively	2,670	1,196
Total other comprehensive income	3,874	1,196
Comprehensive income	$37,765	$42,241
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	July 5, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$184,275	$263,951
Net receivables	429,798	361,694
Net inventories	430,762	375,621
Deferred income taxes	49,446	50,343
Other current assets	15,094	13,452
Total current assets	1,109,375	1,065,061
Net property, plant, and equipment	186,603	190,607
Goodwill	783,431	782,163
Net intangible assets	510,983	517,482
Deferred charges and other non-current assets	17,029	17,811
Total assets	$2,607,421	$2,573,124
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	17,500	17,500
Accounts payable	128,550	134,432
Accrued compensation	24,210	27,146
Accrued income taxes	24,766	9,569
Federal excise tax	23,613	23,194
Other current liabilities	105,882	96,071
Total current liabilities	324,521	307,912
Long-term debt	328,125	332,500
Non-current deferred income tax liabilities	194,358	193,382
Accrued pension and postemployment liabilities	59,245	59,345
Other non-current liabilities	34,756	31,221
Total liabilities	941,005	924,360
Commitments and contingencies (Notes 11 and 13)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 63,408,794 shares at July 5, 2015 and 63,878,499 shares at March 31, 2015	634	639
Additional paid-in-capital	1,743,139	1,742,125
Retained earnings	53,275	19,384
Accumulated other comprehensive loss	(106,429)	(110,303)
Common stock in treasury, at cost— 550,368 shares held at July 5, 2015 and 85,940 shares held at March 31, 2015	(24,203)	(3,081)
Total stockholders' equity	1,666,416	1,648,764
Total liabilities and stockholders' equity	$2,607,421	$2,573,124
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter Ended
(Amounts in thousands)	July 5, 2015	June 29, 2014
Operating Activities
Net income	$33,891	$41,045
Adjustments to net income to arrive at cash used for operating activities:
Depreciation	9,255	7,305
Amortization of intangible assets	7,302	7,596
Amortization of deferred financing costs	538	538
Deferred income taxes	1,005	(12)
Loss (gain) on disposal of property	30	(10)
Stock-based compensation	2,949	—
Excess tax benefits from share-based plans	(206)	—
Changes in assets and liabilities:
Net receivables	(67,242)	(100,384)
Net inventories	(54,480)	7,410
Accounts payable	(728)	(42,306)
Accrued compensation	(4,531)	(10,299)
Accrued income taxes	13,849	680
Federal excise tax	386	1,266
Pension and other postretirement benefits	1,791	—
Other assets and liabilities	14,272	7,042
Cash used for operating activities	(41,919)	(80,129)
Investing Activities:
Capital expenditures	(10,557)	(11,028)
Proceeds from the disposition of property, plant, and equipment	20	15
Cash used for investing activities	(10,537)	(11,013)
Financing Activities:
Net transfers from parent	—	84,256
Payments made on long-term debt	(4,375)	—
Purchase of treasury shares	(23,743)	—
Excess tax benefits from share-based plans	206	—
Proceeds from employee stock compensation plans	438	—
Cash (used for) provided by financing activities	(27,474)	84,256
Effect of foreign exchange rate fluctuations on cash	254	249
Decrease in cash and cash equivalents	(79,676)	(6,637)
Cash and cash equivalents at beginning of period	263,951	40,004
Cash and cash equivalents at end of period	$184,275	$33,367

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$1,274	$5,646
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$941	$—

   See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS AND PARENT COMPANY EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent's Equity	Total Equity
Balance, March 31, 2014	—	$—	$—	$—	$(1,505)	$—	$872,236	$870,731
Comprehensive income	—	—	—	—	1,196	—	41,045	42,241
Net transfer from parent	—	—	—	—	—	—	84,256	84,256
Balance, June 29, 2014	—	$—	$—	$—	$(309)	$—	$997,537	$997,228

Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$—	$1,648,764
Comprehensive income	—	—	—	33,891	3,874	—	—	37,765
Exercise of stock options	20,078	—	(426)	—	—	864	—	438
Restricted stock grants	44,050	—	(1,880)	—	—	1,880	—	—
Share-based compensation	—	—	2,944	—	—	—	—	2,944
Restricted stock vested and shares withheld	(22,019)	—	955	—	—	(955)	—	—
Treasury stock purchased	(511,814)	—	—	—	—	(22,908)	—	(22,908)
Employee plans and other	—	—	—	—	—	(3)	—	(3)
Tax benefit related to share based plans and other	—	(5)	206	—	—	—	—	201
Contribution from former parent	—	—	(785)	—	—	—	—	(785)
Balance, July 5, 2015	63,408,794	$634	$1,743,139	$53,275	$(106,429)	$(24,203)	$—	$1,666,416
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
Quarter Ended July 5, 2015
(Amounts in thousands unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Utah and has manufacturing operations and facilities in 10 U.S. States, Canada, Mexico and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014. Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc., subsequent to the Spin-off ATK changed its name to Orbital ATK. On April 28, 2014, Orbital ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor Inc. common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of Orbital ATK.

On February 9, 2015, Orbital ATK completed the Sporting Transfers and the Spin-Off, distributing to its stockholders two shares of Vista Outdoor Inc. common stock for every share of ATK common stock held as of record on February 2, 2015. In connection with the Spin-Off, Vista Outdoor filed a Registration Statement on Form 10 (as amended, the “Form 10”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on January 23, 2015. The Form 10 included an Information Statement (the “Information Statement”) describing the details of the Spin-Off and providing information as to our business and management.
Except where indicated, references below to transactions completed by Vista Outdoor prior to February 9, 2015, refer to transactions completed by or on behalf of the ATK Sporting Group reporting segment that are reflected on the consolidated and combined financial statements of Vista Outdoor.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and notes included in our fiscal 2015 Annual Report on Form 10-K.
Basis of Presentation.    Our unaudited condensed consolidated and combined financial statements as set forth have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain disclosures and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“fiscal 2015”). Management is responsible for the condensed consolidated and combined financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of July 5, 2015 and March 31, 2015, and our results of operations for the quarters ended July 5, 2015 and June 29, 2014, and cash flows for the quarters ended July 5, 2015 and June 29, 2014.
The accompanying unaudited condensed consolidated and combined financial statements reflect our consolidated operations as a separate stand-alone entity beginning on February 9, 2015. Periods presented prior to the Spin-Off have been prepared on a standalone basis and are derived from ATK’s consolidated financial statements and accounting records and are presented on a combined basis. Subsequent to the Spin-Off, the financial statements are presented on a consolidated basis. Prior to the Spin-Off the unaudited condensed consolidated and combined financial statements represent our financial position, results of operations, and cash flows as our business was operated as part of ATK prior to the distribution, in conformity with U.S. generally accepted accounting principles.
Prior to the Spin-Off, the unaudited condensed consolidated and combined statements of operations include expense allocations for certain corporate functions historically provided to us by ATK, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, and other shared services. These allocations are reflected in the unaudited condensed consolidated and combined statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 14. We consider these allocations to be a reasonable reflection of the utilization of services by, or benefits provided to us. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company. Following the Spin-Off, we perform these functions

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements (Continued)

using our resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Orbital ATK under transition services agreements and other commercial agreements.

Prior to the Spin-Off, Orbital ATK maintained a number of defined benefit plans at a corporate level which our employees participated in, and as such, we were charged a portion of the expenses associated with these plans. Subsequent to February 9, 2015, we established separate defined benefit plans and recorded the related liabilities attributable to our employees.  We also recorded our rights to the associated assets, which were maintained in the Orbital ATK plan asset pools.  The fair value of these assets was transferred to us in cash on July 1, 2015, and was immediately reinvested in accordance with our targeted asset allocation.

Transactions between us and Orbital ATK prior to the Spin-Off are reflected as effectively settled at the time of the transaction and are included in financing activities in the consolidated and combined statements of cash flows.

Our consolidated and combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations and cash flows would have been had we operated as a stand-alone company during the periods presented.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2017 and early application is permitted for periods beginning after December 15, 2016. We are in the process of evaluating the impact this standard will have on us.
There are no other new accounting pronouncements that are expected to have a significant impact on our condensed consolidated and combined financial statements.
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
The following section describes the valuation methodologies we used to measure our financial instruments at fair value.
Derivative financial instruments and hedging activities—In order to manage our exposure to foreign currency risk, we periodically utilize foreign currency derivatives, which are considered Level 2 instruments. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the quarter ended July 5, 2015, we entered into various foreign currency forward contracts. See Note 3 for additional detail. There were no foreign currency derivatives outstanding as of March 31, 2015.
Long-term debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that are measured at fair value on a recurring basis:

	July 5, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$144	$—
Liabilities:
Derivatives	$—	$—	$—
As of March 31, 2015, we had no financial assets and liabilities that are measured at fair value on a recurring basis outstanding.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	July 5, 2015		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable-rate debt	345,625	345,625	350,000	350,000
3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rate, and

•	foreign exchange risks
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency.
We entered into various foreign currency forward contracts during the quarter ended July 5, 2015. These contracts are used to hedge forecasted cash receipts from customers denominated in foreign currencies and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted customer cash receipts is calculated based on changes in the forward rate until the anticipated cash receipt occurs. We did not enter into any foreign currency forward contracts during the quarter ended June 29, 2014.
The fair value of the foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in the financial statements. The gains or losses on the foreign currency forward contracts are recorded in earnings when we settle the contracts with the counterparty with customer receipts.
As of July 5, 2015, we had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Sale of foreign currency:
Euro	$8,860
Australian Dollar	$3,189

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
3. Derivative Financial Instruments (continued)

The table below presents the fair value and location of our derivative instruments designated as hedging instruments in the unaudited condensed consolidated balance sheets.

		Asset Derivatives
	Location	July 5, 2015	March 31, 2015
Foreign currency forward contracts	Other current assets	$144	$—
Total		$144	$—
For the periods presented below, the derivative gains and losses in the unaudited condensed consolidated and combined statements of operations related to foreign currency forward contracts were as follows:

	Pretax Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Location	Amount	Location	Amount
Quarter Ended July 5, 2015
Foreign currency forward contracts	Cost of Sales	$13	Cost of Sales	$—
Quarter Ended June 29, 2014
Foreign currency forward contracts	Cost of Sales	$—	Cost of Sales	$—

4. Earnings Per Share
The computation of earnings per share ("EPS") includes Basic EPS computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards during each period presented, which, if exercised or earned, would have a dilutive effect on EPS. On February 9, 2015, 63,875 shares of our common stock were distributed to Orbital ATK shareholders of record to complete the Spin-Off from ATK. For comparative purposes, we have used weighted average shares of 63,875 to calculate basic and diluted EPS for all periods prior to the Spin-Off, as we had no outstanding common shares or dilutive stock-based awards.
In computing EPS for the quarters ended July 5, 2015 and June 29, 2014, earnings, as reported for each respective period, is divided by (in thousands):

	Quarter Ended
	July 5, 2015	June 29, 2014
Basic EPS shares outstanding	63,286	63,875
Dilutive effect of stock-based awards	325	—
Diluted EPS shares outstanding	63,611	63,875
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	122	—

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

5. Net Receivables
Net receivables are summarized as follows:

	July 5, 2015	March 31, 2015
Trade receivables	$439,385	$370,335
Other receivables	2,170	2,089
Less allowance for doubtful accounts	(11,757)	(10,730)
Net receivables	$429,798	$361,694
No customer represented more than 10% of the total trade receivable balance as of July 5, 2015 and March 31, 2015.
6. Net Inventories
Net inventories consist of the following:

	July 5, 2015	March 31, 2015
Raw materials	$115,290	$107,848
Work in process	62,067	53,740
Finished goods	253,405	214,033
Net inventories	$430,762	$375,621
7. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	July 5, 2015	March 31, 2015
Derivatives	$90	$—
Pension and other postretirement benefits	(57,041)	(58,155)
Cumulative translation adjustment	(49,478)	(52,148)
Total AOCL	$(106,429)	$(110,303)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Quarter ended July 5, 2015
	Derivatives	Pension and Other Postretirement Benefits	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$—	$(58,155)	$(52,148)	$(110,303)
Net increase in fair value of derivatives	97	—	—	97
Net gain reclassified from AOCL, offsetting the price paid to suppliers (1)	(7)	—	—	(7)
Net actuarial losses reclassified from AOCL (2)	—	1,381	—	1,381
Prior service costs reclassified from AOCL (2)	—	(267)	—	(267)
Net change in cumulative translation adjustment	—	—	2,670	2,670
End of period unrealized gain (loss) in AOCL	$90	$(57,041)	$(49,478)	$(106,429)

(1)	Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.

(2)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
7. Accumulated Other Comprehensive Loss (Continued)

Quarter Ended June 29, 2014
Cumulative Currency Translation Adjustment
Beginning of period unrealized gain (loss) in AOCL	$(1,505)
Net change in cumulative translation adjustment	1,196
End of period unrealized gain (loss) in AOCL	$(309)

8. Goodwill, Net Intangibles, and Deferred Charges and Other Non-current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance, March 31, 2015	$204,520	$577,643	$782,163
Effect of foreign currency exchange rates	79	1,189	1,268
Balance, July 5, 2015	$204,599	$578,832	$783,431
The goodwill recorded within Shooting Sports and Outdoor Products segments are presented net of $41,020 and $47,791 of accumulated impairment losses, respectively.
Net intangibles includes non-amortizing assets consisting of tradenames that are not being amortized as their estimated useful lives are considered indefinite.

Net intangibles consisted of the following:

	July 5, 2015			March 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$184,660	$(37,394)	$147,266	$184,660	$(34,260)	$150,400
Patented technology	22,600	(8,786)	13,814	22,600	(8,488)	14,112
Customer relationships and other	191,835	(35,030)	156,805	190,936	(31,064)	159,872
Total	399,095	(81,210)	317,885	398,196	(73,812)	324,384
Non-amortizing trade names	193,098	—	193,098	193,098	—	193,098
Net intangibles	$592,193	$(81,210)	$510,983	$591,294	$(73,812)	$517,482

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.1 years. Amortization expense for the quarters ended July 5, 2015 and June 29, 2014 was $7,302 and $7,596, respectively. We expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2016	$22,213
Fiscal 2017	29,352
Fiscal 2018	29,352
Fiscal 2019	26,608
Fiscal 2020	25,725
Thereafter	184,635
Total	$317,885

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
8. Goodwill, Net Intangibles, and Deferred Charges and Other Non-current Assets (Continued)

Deferred charges and other non-current assets consist of the following:

	July 5, 2015	March 31, 2015
Debt issuance costs	$10,691	$10,691
Less accumulated amortization	(894)	(356)
Net debt issuance costs	9,797	10,335
Other	7,232	7,476
Total deferred charges and other non-current assets	$17,029	$17,811

9. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	July 5, 2015	March 31, 2015
Other current liabilities:
In-transit inventory and other	$36,759	$39,236
Rebate	26,389	14,889
Employee benefits and insurance	14,693	14,375
Accrued advertising	9,617	8,073
Warranty	8,262	7,429
Customer obligations	4,904	5,982
Freight accrual	2,893	3,012
Product liability	1,534	1,534
Accrued taxes	757	1,148
Interest	74	393
Total other current liabilities	$105,882	$96,071

Other non-current liabilities:
Non-current portion of accrued income tax liability	$22,167	$23,406
Management non-qualified deferred compensation plan	2,623	715
Performance share liability	721	641
Environmental remediation	529	529
Other	8,716	5,930
Total other non-current liabilities	$34,756	$31,221

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
9. Other Current and Non-current Liabilities (Continued)

We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods ranging primarily from one to three years. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the period presented:

Balance as of March 31, 2015	$7,429
Payments made	(971)
Warranties issued	1,804
Balance as of July 5, 2015	$8,262
10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	July 5, 2015	March 31, 2015
Credit Agreement dated December 19, 2014:
Term A Loan due 2020	$345,625	$350,000
Revolving Credit Facility due 2020	—	—
Principal amount of long-term debt	345,625	350,000
Less: current portion	17,500	17,500
Carrying amount of long-term debt, excluding current portion	$328,125	$332,500

Borrowings under our Credit Agreement dated December 19, 2014 (the "Credit Agreement") bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. The interest rate for the Term Loan as of July 5, 2015 was 1.94%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. As of July 5, 2015, we had no borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $27,596, which reduced amounts available on the Revolving Credit Facility to $372,404.

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, totaled $2,407 in the quarter ended July 5, 2015.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

11. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits and PRB
	Quarter Ended
	July 5, 2015	June 29, 2014
Components of net periodic benefit cost:
Service cost	$750	$316
Interest cost	2,125	1,779
Expected return on plan assets	(2,825)	(2,257)
Amortization of unrecognized net loss	2,200	1,623
Amortization of unrecognized prior service cost	(425)	(332)
Net periodic benefit cost	$1,825	$1,129

Employer Contributions. During the quarter ended July 5, 2015, we made no contributions directly to the pension trust, to retirees under the non-qualified supplemental executive retirement plan, and to our other postretirement benefit plans. For the quarter ended June 29, 2014, Orbital ATK contributed $220 directly to the pension trust, $64 directly to retirees under the non-qualified supplemental executive retirement plan, associated with our allocated portion of these plans and no contributions to our other postretirement benefit plans, associated with our allocated portion of these plans. We anticipate making contributions to the pension trust during the remainder of fiscal 2016. We are required to make contributions of $2,000 to meet our legally required minimum contributions for fiscal 2016. We also expect to distribute approximately $597 directly to retirees under our supplemental executive retirement plans, and contribute approximately $186 to our other postretirement benefit plans in fiscal 2016.
12. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 5, 2015 and June 29, 2014 represent effective tax rates of 39.9% and 37.5%, respectively. The increase in the rate from the prior year quarter is primarily due a one-time discrete revaluation of a deferred tax asset.

The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. We are currently finalizing the impact of these new regulations and we do not believe they will have a material impact on our financial statements.

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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we will be filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
12. Income Taxes (Continued)

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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,810 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,429.
13. Contingencies
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
We also have been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $558 as of July 5, 2015 and March 31, 2015, respectively.
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
14. Related Party Transactions
The unaudited condensed consolidated and combined financial statements have been prepared on a stand-alone basis. However, prior to February 9, 2015, they were derived from the consolidated financial statements and accounting records of Orbital ATK.

Allocation of General Corporate Expenses

Prior to February 9, 2015, the unaudited condensed consolidated and combined financial statements reflect an allocation of certain costs managed at the Orbital ATK level. These costs have historically been allocated to us. These costs generally fall into one of the following categories:

•
Orbital ATK management and support services – This category includes costs for functions such as acquisition transaction costs, human resources (talent acquisition/compensation), treasury, risk management, internal audit, finance, tax, legal, executive office, business development, government relations, and other administrative support. These costs were allocated to the Company based on a percentage of sales for all of Orbital ATK or as specifically identified. The unaudited condensed consolidated and combined financial statements include Orbital ATK management and support services allocations included within the general and administrative expense totaling $4,145 for the quarter ended June 29, 2014.

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs were generally allocated to the Company using either sales, headcount, or fixed assets. The unaudited condensed consolidated and combined statement of operations reflects

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14. Related Parties (Continued)

infrastructure costs allocations included within the general and administrative expense totaling $960 for the quarter ended June 29, 2014.

•
Orbital ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, were allocated based upon member headcount. Pension expense was actuarially determined for individual segments and is identified directly to those segments. The pension expense determined for composite pension segments was further allocated to individual segments using total payroll. The unaudited condensed consolidated and combined financial statements include Orbital ATK-provided benefits allocations totaling $15,033 for the quarter ended June 29, 2014.

Management believes that the methods of allocating these costs were reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Historically, we purchased and sold certain products and services to/from Orbital ATK businesses. Prior to the Spin-Off, purchases of products and services from these affiliated entities, which were recorded at sales price, were $52,422 for the quarter ended June 29, 2014. Sales of products and services to these entities were $2,582 for the quarter ended June 29, 2014.

15. Operating Segment Information
We operate our business structure within two operating segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our chief executive officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling, and general and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Shooting Sports generated 65% of our external sales in the quarter ended July 5, 2015. Shooting Sports product lines are ammunition and firearms. Ammunition products include centerfire, rimfire and shotshell ammunition and reloading components. Firearms products include centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 35% of our external sales in the quarter ended July 5, 2015. The Outdoor Products product lines are optics, accessories and eyewear. Optics products include binoculars, laser range finders, riflescopes and trail cameras. Accessories products include archery accessories, blinds, decoys, game calls, gun care products, mounts, powder, reloading equipment, targets and target systems. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear.

For the quarters ended July 5, 2015 and June 29, 2014 no single customer contributed more than 10% of our sales.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
15. Operating Segment Information (Continued)

The following summarizes our results by segment:

	Quarter Ended
	July 5, 2015	June 29, 2014
Sales to external customers:
Shooting Sports	$331,902	$387,607
Outdoor Products	182,595	178,388
Total sales to external customers	$514,497	$565,995

Gross Profit
Shooting Sports	$86,539	$93,823
Outdoor Products	52,965	49,534
Corporate	(212)	94
Total gross profit	$139,292	$143,451
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $779 and $754 for the quarters ended July 5, 2015 and June 29, 2014, respectively.
16. Subsequent Events

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. Jimmy Styks is a leading designer and marketer of stand up paddle ("SUP") boards and related accessories. Jimmy Styks’ SUP portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories.

Acquisition of CamelBak Products

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. Camelbak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems.

Debt Issuance

In order to fund the CamelBak acquisition, we borrowed $360,000 under the revolving credit facility of our existing Credit Agreement.

On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% senior notes (the “Notes”) that mature on October 1, 2023. The Notes are senior unsecured obligations. Interest on the Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2016. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018 at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. Additionally, until October 1, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of their principal amount plus accrued and unpaid interest to the date of redemption.

Following the issuance of the Notes, we repaid $300,000 of the borrowings under the revolving credit facility, after which we have $60,000 drawn under the facility and $314,113 available under the facility. We intend to use the remaining proceeds of

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
16. Subsequent Events (Continued)

the issuance of the Notes, together with cash generated by operations, to repay the remaining revolving credit facility borrowings during our fiscal second quarter. The revolving credit facility borrowings of $60,000 bear interest at a rate of 2.00%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements we make could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•	our ability to realize anticipated benefits and cost savings from acquisitions;

•	costs or difficulties related to the integration of acquired businesses;

•	general economic and business conditions in the United States and our other markets, including conditions affecting employment levels, consumer confidence and spending;

•	our ability to operate successfully as a standalone business;

•	our ability to retain and hire key personnel and maintain and grow our relationships with customers, suppliers and other business partners;

•	our ability to adapt our products to changes in technology, the marketplace and customer preferences;

•	our ability to maintain and enhance brand recognition and reputation;

•	reductions or unexpected changes in demand for ammunition, firearms or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	seasonality and weather conditions in our markets;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	changes in interest rates or credit availability;

•	foreign currency exchange rates and fluctuations in those rates;

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Additional information regarding these factors may be contained in our subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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
We operate our business structure within two operating segments. Each segment is described below:

•
Shooting Sports generated 65% of our external sales in the quarter ended July 5, 2015. Shooting Sports products include pistol, rifle, rimfire and shotshell ammunition and reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 35% of our external sales in the quarter ended July 5, 2015. The Outdoor Products product lines are optics, accessories and eyewear. Optics products include binoculars, laser range finders, riflescopes and trail cameras. Accessories products include archery accessories, blinds, decoys, game calls, gun care products, mounts, powder, reloading equipment, targets and target systems. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2016 financial results included the following:
Financial highlights for the quarter ended July 5, 2015

•
Quarterly sales of $514,497 and $565,995 for the quarters ended July 5, 2015 and June 29, 2014, respectively. The decrease reflects the expected sales decline from the shooting sports market correction and unfavorable foreign exchange impacts, partially offset by a sales increase in the Outdoor Products segment

•	Gross Profit was $139,292 and $143,451 for the quarters ended July 5, 2015 and June 29, 2014, respectively. The decrease reflects the decreased sales, largely offset by improved product mix.

•	The increase in the current quarter's tax rate to 39.9% from 37.5% in the quarter ended June 29, 2014 was primarily due to a one-time discrete revaluation of a deferred tax asset.

Other notable events affecting fiscal 2016

•
On July 20, 2015, we completed the Jimmy Styks Acquisition, using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. Jimmy Styks is a leading designer and marketer of stand up paddle ("SUP") boards and related accessories. Jimmy Styks’ SUP portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories.

•
On August 3, 2015, we completed the acquisition of CamelBak Products, LLC (the "CamelBak Acquisition") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems.

•
On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% senior notes (the “Notes”) that mature on October 1, 2023. The Notes are senior unsecured obligations. Interest on the Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2016. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018 at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. Additionally, until October 1, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of their principal amount plus accrued and unpaid interest to the date of redemption.

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

In addition, following the Spin-Off, we procure certain products on arm's length commercial terms rather than the internal transfer pricing experienced as part of Orbital ATK. For example, we rely on Orbital ATK for certain ammunition and gun powder products pursuant to an arm's length supply agreement, and if the production capabilities of Orbital ATK (including its Lake City ammunition plant or Radford gunpowder plant) change such that Orbital ATK fails to maintain an adequate supply of ammunition and gun powder products, we may need to procure such products from a third party, either of which would likely result in higher operating costs than we faced as part of Orbital ATK. These and other factors may lead to greater volatility in our results of operations and cash flows following the Spin-Off. For additional information, please see the section entitled "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K.

Shooting Sports Market - There has been a decline in the number of new long-gun background checks, as evidenced by The National Instant Criminal Background Check System, or NICS, over most of the last 24 months.  This decline indicates there has been a reduction in the demand for long-guns and related accessory categories and may impact our future revenue.  While there has been an increase in NICS checks the last 2 months, previous market declines have lasted 12-24 months, and it is difficult to predict the significance or length of the current market situation.

Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We believe our critical accounting policies are those related to:

•	revenue recognition,

•	allowance for doubtful accounts

•	inventories

•	employee benefit plans,

•	income taxes,

•	acquisitions, and

•	accounting for goodwill and indefinite lived intangibles.
The accounting policies used in preparing our interim fiscal 2016 combined financial statements are the same as those described in our Annual Report on Form 10-K.
Results of Operations
The following information should be read in conjunction with our condensed consolidated and combined financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.
Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.
Acquisitions

There were no acquisitions during the quarter ended July 5, 2015 and fiscal 2015.
Sales
For the quarters ended July 5, 2015 and June 29, 2014, no single customer contributed more than 10% of our sales.
The following is a summary of each operating segment's sales:

	Quarter Ended
	July 5, 2015	June 29, 2014	$ Change	% Change
Shooting Sports	$331,902	$387,607	$(55,705)	(14.4)%
Outdoor Products	182,595	178,388	4,207	2.4%
Total external sales	$514,497	$565,995	$(51,498)	(9.1)%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Shooting Sports.    The decrease in sales was primarily caused by reduced volume of centerfire ammunition, and reloading components, partially offset by an increase in rimfire ammunition and firearms. The impacts to ammunition sales were caused by the market correction in shooting sports.
Outdoor Products.    The increase in sales was driven by increased volumes across the majority of product categories, partially offset by the effect of foreign currency exchange rate fluctuations.
Cost of Sales and Gross Profit
The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter Ended
Cost of Sales	July 5, 2015	June 29, 2014	$ Change	% Change
Shooting Sports	$245,363	$293,784	$(48,421)	(16.5)%
Outdoor Products	129,630	128,854	776	0.6%
Corporate/eliminations	212	(94)	306	(325.5)%
Total cost of sales	$375,205	$422,544	$(47,339)	(11.2)%

	Quarter Ended
Gross Profit	July 5, 2015	June 29, 2014	$ Change	% Change
Shooting Sports	$86,539	$93,823	$(7,284)	(7.8)%
Outdoor Products	52,965	49,534	3,431	6.9%
Corporate/eliminations	(212)	94	(306)	(325.5)%
Total Gross Profit	$139,292	$143,451	$(4,159)	(2.9)%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Shooting Sports.    The decrease in gross profit was primarily caused by lower sales volumes, partially offset by shift in ammunition product mix and operational efficiencies.
Outdoor Products.    The increase in gross profit was primarily driven by improved operational efficiencies and increased sales volume.
Corporate. The decrease in corporate gross profit was not material.
Operating Expenses

	Quarter Ended
	July 5, 2015	As a % of Sales	June 29, 2014	As a % of Sales	$ Change
Research and development	$2,355	0.5%	$3,651	0.6%	$(1,296)
Selling, general and administrative	77,954	15.2%	65,140	11.5%	12,814
Total operating expenses	$80,309	15.7%	$68,791	12.1%	$11,518
Operating expenses increased by $11,518 from the prior-year period. Research and development costs decreased due to timing of expenditures in the accessories markets. Selling, general and administrative expenses increased primarily due to stand-alone public company costs incurred subsequent to the Spin-Off, stock-based compensation, and increased investment in selling and marketing expenses.
Net Interest Expense
Net interest expense for the quarter ended July 5, 2015 was $2,569, a decrease of $6,463 compared to $9,032 in the comparable period of fiscal 2015. The decrease was due to our debt balances being lower than those allocated to us by Orbital ATK in the prior year period.
Income Tax Provision

	Quarter Ended
	July 5, 2015	Effective Rate	June 29, 2014	Effective Rate	$ Change
Income taxes	$22,523	39.9%	$24,583	37.5%	$(2,060)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013. We are currently finalizing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.

The income tax provisions for the quarters ended July 5, 2015 and June 29, 2014 represent effective tax rates of 39.9% and 37.5%, respectively. The increase in the rate from the prior year quarter is primarily due to a one-time discrete revaluation of a deferred tax asset.

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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we will be filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2008. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,810 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,429.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses and for debt repayment, share repurchases, and acquisitions or other activities.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated and combined Statement of Cash Flows for the quarters ended July 5, 2015 and June 29, 2014 are summarized as follows:

	July 5, 2015	June 29, 2014
Cash flows used for operating activities	$(41,919)	$(80,129)
Cash flows used for investing activities	(10,537)	(11,013)
Cash flows (used for) provided by financing activities	(27,474)	84,256
Effect of foreign currency exchange rate fluctuations on cash	254	249
Net cash flows	$(79,676)	$(6,637)
Operating Activities.
Net cash used for operating activities decreased $38,210 as compared to the prior period. This decrease was driven by timing of payments due to the settlement of balances with Orbital ATK prior to Spin-Off and a decrease in working capital.
Investing Activities.
Net cash used for investing activities decreased $476, primarily driven by a decrease in capital expenditures.

Financing Activities.
Cash flows related to financing activities in the prior year reflect changes in ATK’s investment in us and the allocation of debt to us from Orbital ATK. Subsequent to the Spin-Off, we no longer participate in cash management and funding arrangements with Orbital ATK. Historically, we had utilized these arrangements to fund significant expenditures, such as manufacturing capacity expansion and acquisitions.
Net cash used for financing activities was $27,474 compared to net cash provided by financing activities of $84,256 in the prior period, a change of $111,730. This change was due to the cash management process we participated in with Orbital ATK in the prior year and the share repurchase in the current year.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and accessing the debt markets, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and payment of dividends over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Agreement
As of July 5, 2015, we had actual total indebtedness of $345,625, which consisted of the following:

July 5, 2015
Senior Credit Facility dated December 19, 2014:
Term A Loan due 2020	$345,625
Revolving Credit Facility due 2020	—
Principal amount of long-term debt	345,625
Less: current portion	17,500
Carrying amount of long-term debt, excluding current portion	$328,125
See Note 10 "Long-Term Debt" to the consolidated and combined financial statements in Part II, Item 8 of the Annual Report on Form 10-K for fiscal 2015 for a detailed discussion of these borrowings.
Covenants
The Credit Agreement contains financial covenants that require that we maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. The Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. We expect to be in compliance with all such financial covenants. However, the business, financial position and results of operations are subject to various risks and uncertainties, and we cannot assure you that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. Our financial covenant calculations for the quarter ended July 5, 2015 were as follows:

	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.50	3.00
Actual	0.98	37.87
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
Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the Credit Agreement are subject to compliance with these covenants. As of July 5, 2015, we were in compliance with the covenants in the Credit Agreement and expect to be in compliance for the foreseeable future.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended July 5, 2015, Vista Outdoor repurchased 512,000 shares for $22,900.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants. As of July 5, 2015, the Credit Agreement allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior debt limits. When those requirements are not met, the limit is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015.
Other Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2015.
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

New Accounting Pronouncements
See Note 1 to the unaudited condensed consolidated and combined financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the quarters ended July 5, 2015 and June 29, 2014, no single customer accounted for more than 10% of total revenues. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Shooting Sports Segment.
We have a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Notes 1 and 3 to the unaudited condensed consolidated and combined financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.
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
We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, the British Pound, the Chinese Renminbi (Yuan), the Canadian dollar, and the Australian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. To mitigate the risks from foreign currency exposure, we may enter into hedging transactions, mainly foreign currency forward contracts, through derivative financial instruments that have been authorized pursuant to corporate policies.
In addition, sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of July 5, 2015, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the quarter ended July 5, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
April 1 - May 3	219,388	$44.06	219,000
May 4 - May 31	169,918	$44.53	148,351
June 1 - July 5	144,527	45.89	144,463
Fiscal Quarter Ended July 5, 2015	533,833	$44.71	511,814	3,825,150
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $44.50 on July 2, 2015.

(1)
Included in the total number of shares repurchased were 22,019 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to up to $200 million worth of shares of our common stock, executable over the next two years. We repurchased 511,814 shares for $22.9 million in the quarter ended July 5, 2015 under this program. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

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
4.2*
Indenture, dated as of August 11, 2015, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

4.3*
Supplemental Indenture, dated as of August 11, 2015, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

4.4*	Form of 5.875% Senior Note due 2023 (Exhibit 4.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).
4.5*
Registration Rights Agreement, dated August 11, 2015, by and among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and Morgan Stanley & Co. LLC, as initial purchaser of the Notes (Exhibit 4.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

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
* Incorporated by reference.

+ Exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Vista Outdoor agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA OUTDOOR INC.
Date: August 13, 2015	By:	/s/ Stephen M. Nolan
		Name:	Stephen M. Nolan
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)