Form 10-Q
period 2015-10-04
Vista Outdoor Inc.
filed 2015-11-12
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 9, 2015, there were 62,306,423 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended		Six months ended
(Amounts in thousands except per share data)	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Sales, net	$551,377	$525,149	$1,065,874	$1,091,144
Cost of sales	402,353	396,554	777,558	819,098
Gross profit	149,024	128,595	288,316	272,046
Operating expenses:
Research and development	2,815	1,074	5,170	4,725
Selling, general, and administrative	85,466	68,154	163,420	133,294
Income before interest and income taxes	60,743	59,367	119,726	134,027
Interest expense	(6,563)	(7,883)	(9,132)	(16,924)
Income before income taxes	54,180	51,484	110,594	117,103
Income tax provision	21,505	17,730	44,029	42,313
Net income	$32,675	$33,754	$66,565	$74,790
Earnings per common share:
Basic	$0.52	$0.53	$1.06	$1.17
Diluted	$0.52	$0.53	$1.05	$1.17
Weighted-average number of common shares outstanding:
Basic	62,816	63,875	63,064	63,875
Diluted	63,155	63,875	63,406	63,875

Net income (from above)	$32,675	$33,754	$66,565	$74,790
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $158 and $0, respectively for the quarter ended and $316 and $0 respectively for the six months ended	(267)	—	(534)	—
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(819) and $0, respectively for the quarter ended and $(1,638) and $0 respectively for the six months ended	1,381	—	2,762	—
Change in derivatives, net of tax benefit (expense) of $2 and $(300), respectively for the quarter ended and $(54) and $(300) respectively for the six months ended	(4)	478	86	478
Change in cumulative translation adjustment, net of tax benefit of $0 and $4,095, respectively for the quarter ended and $0 and $4,844 respectively for the six months ended	(6,719)	(8,934)	(4,049)	(7,738)
Total other comprehensive loss	(5,609)	(8,456)	(1,735)	(7,260)
Comprehensive income	$27,066	$25,298	$64,830	$67,530
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	October 4, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$86,132	$263,951
Net receivables	403,729	361,694
Net inventories	503,224	375,621
Deferred income taxes	51,905	50,343
Other current assets	21,391	13,452
Total current assets	1,066,381	1,065,061
Net property, plant, and equipment	191,051	190,607
Goodwill	1,019,352	782,163
Net intangible assets	667,673	517,482
Deferred charges and other non-current assets	19,411	17,811
Total assets	$2,963,868	$2,573,124
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	17,500	17,500
Accounts payable	130,424	134,432
Accrued compensation	35,467	27,146
Accrued income taxes	3,452	9,569
Federal excise tax	26,041	23,194
Other current liabilities	121,155	96,071
Total current liabilities	334,039	307,912
Long-term debt	673,750	332,500
Non-current deferred income tax liabilities	191,539	193,382
Accrued pension and postemployment liabilities	59,444	59,345
Other non-current liabilities	39,693	31,221
Total liabilities	1,298,465	924,360
Commitments and contingencies (Notes 11 and 14)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 62,710,652 shares at October 4, 2015 and 63,878,499 shares at March 31, 2015	627	639
Additional paid-in-capital	1,746,433	1,742,125
Retained earnings	85,949	19,384
Accumulated other comprehensive loss	(112,038)	(110,303)
Common stock in treasury, at cost— 1,253,787 shares held at October 4, 2015 and 85,940 shares held at March 31, 2015	(55,568)	(3,081)
Total stockholders' equity	1,665,403	1,648,764
Total liabilities and stockholders' equity	$2,963,868	$2,573,124
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	October 4, 2015	September 28, 2014
Operating Activities
Net income	$66,565	$74,790
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	18,784	15,548
Amortization of intangible assets	15,651	15,378
Amortization of deferred financing costs	1,156	1,398
Deferred income taxes	695	338
Loss on disposal of property	498	311
Stock-based compensation	6,137	—
Excess tax benefits from share-based plans	(206)	—
Changes in assets and liabilities:
Net receivables	(10,907)	(105,147)
Net inventories	(95,550)	(6,016)
Accounts payable	(8,220)	(42,655)
Accrued compensation	1,134	(10,504)
Accrued income taxes	(7,015)	5,906
Federal excise tax	2,856	(1,485)
Pension and other postretirement benefits	3,650	—
Other assets and liabilities	22,267	15,500
Cash provided by (used for) operating activities	17,495	(36,638)
Investing Activities:
Capital expenditures	(17,216)	(20,353)
Acquisition of business, net of cash acquired	(462,182)	—
Proceeds from the disposition of property, plant, and equipment	130	16
Cash used for investing activities	(479,268)	(20,337)
Financing Activities:
Borrowings on line of credit	360,000	—
Payments on line of credit	(360,000)	—
Proceeds from issuance of long-term debt	350,000	—
Net transfers from parent	—	58,113
Payments made on long-term debt to parent	—	(6,364)
Payments made on long-term debt	(8,750)	—
Payments made for debt issuance costs	(4,379)	—
Purchase of treasury shares	(53,009)	—
Excess tax benefits from share-based plans	206	—
Proceeds from employee stock compensation plans	438	—
Cash provided by financing activities	284,506	51,749
Effect of foreign exchange rate fluctuations on cash	(552)	(629)
Decrease in cash and cash equivalents	(177,819)	(5,855)
Cash and cash equivalents at beginning of period	263,951	40,004
Cash and cash equivalents at end of period	$86,132	$34,149

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$1,607	$3,175
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$2,782	$—

   See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent's Equity	Total Equity
Balance, March 31, 2014	—	$—	$—	$—	$(1,505)	$—	$872,236	$870,731
Comprehensive income	—	—	—	—	(7,260)	—	74,790	67,530
Net transfers from parent	—	—	—	—	—	—	58,113	58,113
Balance, September 28, 2014	—	$—	$—	$—	$(8,765)	$—	$1,005,139	$996,374

Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$—	$1,648,764
Comprehensive income	—	—	—	66,565	(1,735)	—	—	64,830
Exercise of stock options	20,078	—	(426)	—	—	864	—	438
Restricted stock grants net of forfeitures	35,737	—	(1,829)	—	—	1,677	—	(152)
Share-based compensation	—	—	6,137	—	—	—	—	6,137
Restricted stock vested and shares withheld	(21,955)	—	955	—	—	(1,010)	—	(55)
Treasury stock purchased	(1,201,707)	—	—	—	—	(54,018)	—	(54,018)
Tax benefit related to share based plans and other	—	(12)	(529)	—	—	—	—	(541)
Balance, October 4, 2015	62,710,652	$627	$1,746,433	$85,949	$(112,038)	$(55,568)	$—	$1,665,403
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
Quarter and six months ended October 4, 2015
(Amounts in thousands unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Utah and has manufacturing operations and facilities in 10 U.S. States, Canada, Mexico and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014. Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc. ("ATK"); subsequent to the Spin-Off (as defined below), ATK changed its name to Orbital ATK. On April 28, 2014, Orbital ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor Inc. common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of Orbital ATK.

On February 9, 2015, Orbital ATK completed the Sporting Transfers and the Spin-Off, distributing to its stockholders of record as of February 2, 2015, two shares of Vista Outdoor Inc. common stock for every share of ATK common stock held. In connection with the Spin-Off, Vista Outdoor filed a Registration Statement on Form 10 (as amended, the “Form 10”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on January 23, 2015. The Form 10 included an Information Statement (the “Information Statement”) describing the details of the Spin-Off and providing information as to our business and management.

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

Basis of Presentation.    Our unaudited condensed consolidated and combined financial statements as set forth have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“fiscal 2015”). Management is responsible for the condensed consolidated and combined financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of October 4, 2015 and March 31, 2015, and our results of operations for the quarters and six month periods ended October 4, 2015 and September 28, 2014, and cash flows for the six month periods ended October 4, 2015 and September 28, 2014.

The accompanying unaudited condensed consolidated and combined financial statements reflect our consolidated operations as a separate stand-alone entity beginning on February 9, 2015. Periods presented prior to the Spin-Off have been prepared on a stand-alone basis and are derived from ATK’s consolidated financial statements and accounting records and are presented on a combined basis. Subsequent to the Spin-Off, the financial statements are presented on a consolidated basis. Prior to the Spin-Off, the unaudited condensed consolidated and combined financial statements represent our financial position, results of operations, and cash flows as our business was operated as part of ATK prior to the distribution, in conformity with U.S. generally accepted accounting principles.

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
(Amounts in thousands unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements (Continued)

identifiable, with the remainder allocated on various bases that are further discussed in Note 15. We consider these allocations to be a reasonable reflection of the utilization of services by, or benefits provided to us. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company. Following the Spin-Off, we perform these functions using our resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Orbital ATK under transition services agreements and other commercial agreements.

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

Transactions between Orbital ATK and us prior to the Spin-Off are reflected as effectively settled at the time of the transaction and are included in financing activities in the consolidated and combined statements of cash flows.

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
Derivative financial instruments and hedging activities—In order to manage our exposure to foreign currency risk, we periodically utilize foreign currency derivatives, which are considered Level 2 instruments. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the six months ended October 4, 2015, we entered into various foreign currency forward contracts. See Note 3 for additional detail. There were no foreign currency derivatives outstanding as of March 31, 2015.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

Long-term debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate long-term debt is based on market quotes for each issuance. We have considered these to be Level 2 instruments.
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after July 5, 2015. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that are measured at fair value on a recurring basis:

	October 4, 2015
	Fair value measurements using inputs considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$140	$—
Liabilities:
Derivatives	$—	$—	$—
Contingent consideration	$—	$—	$4,471
As of March 31, 2015, we had no financial assets and liabilities that are measured at fair value on a recurring basis outstanding.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	October 4, 2015		March 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$357,000	$—	$—
Variable-rate debt	341,250	341,250	350,000	350,000
3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rate, and

•	foreign exchange risks
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency.
We entered into various foreign currency forward contracts during the six months ended October 4, 2015 and September 28, 2014. These contracts are used to hedge forecasted cash receipts from customers denominated in foreign currencies and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted customer cash receipts is calculated based on changes in the forward rate until the anticipated cash receipt occurs.
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

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
3. Derivative Financial Instruments (continued)

As of October 4, 2015, we had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Sale of foreign currency:
Euro	6,586
Australian Dollar	2,227
The table below presents the fair value and location of our derivative instruments designated as hedging instruments in the unaudited condensed consolidated balance sheets.

		Asset derivatives fair value as of
	Location	October 4, 2015	March 31, 2015
Foreign currency forward contracts	Other current assets	$140	$—
Total		$140	$—
For the periods presented below, the derivative gains and losses in the unaudited condensed consolidated and combined statements of operations related to foreign currency forward contracts were as follows:

	Pretax gain (loss) reclassified from AOCI		Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended October 4, 2015
Foreign currency forward contracts	Cost of Sales	$39	Cost of Sales	$—
Quarter ended September 28, 2014
Foreign currency forward contracts	Cost of Sales	$—	Cost of Sales	$—

Six months ended October 4, 2015
Foreign currency forward contracts	Cost of Sales	$52	Cost of Sales	$—
Six months ended September 28, 2014
Foreign currency forward contracts	Cost of Sales	$—	Cost of Sales	$—

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
In computing EPS for the quarters and six month periods ended October 4, 2015 and September 28, 2014, earnings, as reported for each respective period, is divided by:

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Earnings Per Share (continued)

	Quarter ended		Six months ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Basic EPS shares outstanding	62,816	63,875	63,064	63,875
Dilutive effect of stock-based awards	339	—	342	—
Diluted EPS shares outstanding	63,155	63,875	63,406	63,875
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	68	—	68	—
5. Acquisitions
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
Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business.

Jimmy Styks is a leading designer and marketer of stand up paddle boards and related accessories. Jimmy Styks’ stand up paddle board portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The majority of the goodwill generated in this acquisition will be deductible for tax purposes. Jimmy Styks is an immaterial acquisition to our company.

Acquisition of CamelBak Products

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

Current year results for acquisitions

Subsequent to the acquisition dates of these acquisitions, Vista Outdoor recorded sales of approximately $24,370 for the quarter and six months ended October 4, 2015 and gross profit of approximately $9,216 for the quarter and six months ended October 4, 2015, each associated with the operations of these acquired businesses and reflected in the Outdoor Products segment results.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
5. Acquisitions (Continued)

Preliminary Allocation of Consideration Transferred to Net Assets Acquired for CamelBak:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the CamelBak acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the required measurement period, which will be no later than 12-months from the date of acquisition. The size and breadth of the CamelBak acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the trade name and customer relationship intangible assets and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

	August 3, 2015
Purchase price net of cash acquired:
Cash paid		$412,500
Cash paid for working capital		9,810
Total purchase price		422,310
Fair value of assets acquired:
Receivables	$30,093
Inventories	30,916
Tradename, customer relationship, and technology intangibles	133,800
Property, plant, and equipment	7,985
Other assets	6,902
Total assets	209,696
Fair value of liabilities assumed:
Accounts payable	8,219
Other liabilities	8,024
Total liabilities	16,243
Net assets acquired		193,453
Goodwill		$228,857

Intangible assets above include:

	Value	Useful life (years)

Indefinite lived tradename	$79,400	Indefinite
Customer relationships	49,400	10-20
Technology	5,000	7-17

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
5. Acquisitions (Continued)

Supplemental Pro Forma Data for CamelBak:

We used the acquisition method of accounting to account for this acquisition and, accordingly, the results of CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and six months ended October 4, 2015 and September 28, 2014 present consolidated and combined information as if the acquisition had been completed on April 1, 2014. The pro forma results were calculated by combining our results with the standalone results of CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter ended		Six months ended
(Amounts in thousands except per share data)	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Sales	$568,400	$558,645	$1,125,471	$1,165,519
Net income	37,838	34,999	74,149	74,896
Basic earnings per common share	0.60	0.55	1.18	1.17
Diluted earnings per common share	0.60	0.55	1.17	1.17

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2014, as adjusted for the applicable tax impact:

	Quarter ended		Six months ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Inventory step-up, net[1]	$(334)	$313	$(334)	$647
Fees for advisory, legal, accounting services[2]	(3,940,100)	—	(4,221,000)	4,220,960

1. Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory of $1,043 which was expensed over the first inventory cycle.
2. We removed the fees that were incurred in connection with the acquisition of CamelBak from fiscal 2016 and considered those fees as incurred during the first quarter of fiscal 2015. Costs were recorded in Selling, general and administrative expense.
We made no acquisitions during fiscal 2015.
6. Net Receivables
Net receivables are summarized as follows:

	October 4, 2015	March 31, 2015
Trade receivables	$413,331	$370,335
Other receivables	2,338	2,089
Less allowance for doubtful accounts and discounts	(11,940)	(10,730)
Net receivables	$403,729	$361,694
No customer represented more than 10% of the total trade receivable balance as of October 4, 2015 and March 31, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Net Inventories
Net inventories consist of the following:

	October 4, 2015	March 31, 2015
Raw materials	$125,998	$107,848
Work in process	64,806	53,740
Finished goods	312,420	214,033
Net inventories	$503,224	$375,621
8. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	October 4, 2015	March 31, 2015
Derivatives	$86	$—
Pension and other postretirement benefits	(55,927)	(58,155)
Cumulative translation adjustment	(56,197)	(52,148)
Total AOCL	$(112,038)	$(110,303)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Quarter ended October 4, 2015				Six months ended October 4, 2015
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$90	$(57,041)	$(49,478)	$(106,429)	$—	$(58,155)	$(52,148)	$(110,303)
Net increase in fair value of derivatives	20	—	—	20	117	—	—	117
Net gain reclassified from AOCL, offsetting the price paid to suppliers (1)	(24)	—	—	(24)	(31)	—	—	(31)
Net actuarial losses reclassified from AOCL (2)	—	1,381	—	1,381	—	2,762	—	2,762
Prior service costs reclassified from AOCL (2)	—	(267)	—	(267)	—	(534)	—	(534)
Net change in cumulative translation adjustment	—	—	(6,719)	(6,719)	—	—	(4,049)	(4,049)
End of period unrealized gain (loss) in AOCL	$86	$(55,927)	$(56,197)	$(112,038)	$86	$(55,927)	$(56,197)	$(112,038)

(1)	Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.

(2)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended September 28, 2014			Six months ended September 28, 2014
	Derivatives	Cumulative translation adjustment	Total	Derivatives	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$—	$(309)	$(309)	$—	$(1,505)	$(1,505)
Net increase in fair value of derivatives	478	—	478	478	—	478
Net change in cumulative translation adjustment	—	(8,934)	(8,934)	—	(7,738)	(7,738)
End of period unrealized gain (loss) in AOCL	$478	$(9,243)	$(8,765)	$478	$(9,243)	$(8,765)

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

9. Goodwill, Net Intangibles, and Deferred Charges and Other Non-current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance, March 31, 2015	$204,520	$577,643	$782,163
Acquisitions	—	239,219	239,219
Effect of foreign currency exchange rates	254	(2,284)	(2,030)
Balance, October 4, 2015	$204,774	$814,578	$1,019,352

The acquisitions in Outdoor Products related to the preliminary purchase price allocation for CamelBak and Jimmy Styks as previously discussed.
The goodwill recorded within Shooting Sports and Outdoor Products segments are presented net of $41,020 and $47,791 of accumulated impairment losses, respectively.
Net intangibles includes non-amortizing assets consisting of tradenames that are not being amortized as their estimated useful lives are considered indefinite.

Net intangibles consisted of the following:

	October 4, 2015			March 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$185,162	$(40,532)	$144,630	$184,660	$(34,260)	$150,400
Patented technology	27,900	(9,151)	18,749	22,600	(8,488)	14,112
Customer relationships and other	271,576	(39,780)	231,796	190,936	(31,064)	159,872
Total	484,638	(89,463)	395,175	398,196	(73,812)	324,384
Non-amortizing trade names	272,498	—	272,498	193,098	—	193,098
Net intangibles	$757,136	$(89,463)	$667,673	$591,294	$(73,812)	$517,482

The gross amount of amortizable and non-amortizable intangible assets increased from March 31, 2015 due to the acquisition of CamelBak and Jimmy Styks. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.4 years. Amortization expense for the quarters and six month periods ended October 4, 2015 and September 28, 2014 was $8,349 and $7,782, and $15,651 and $15,378, respectively. We expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2016	$18,108
Fiscal 2017	35,951
Fiscal 2018	35,951
Fiscal 2019	33,207
Fiscal 2020	32,324
Thereafter	239,634
Total	$395,175

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
9. Goodwill, Net Intangibles, and Deferred Charges and Other Non-current Assets (Continued)

Deferred charges and other non-current assets consist of the following:

	October 4, 2015	March 31, 2015
Debt issuance costs	$15,070	$10,691
Less accumulated amortization	(1,512)	(356)
Net debt issuance costs	13,558	10,335
Other	5,853	7,476
Total deferred charges and other non-current assets	$19,411	$17,811

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

10. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	October 4, 2015	March 31, 2015
Other current liabilities:
In-transit inventory and other	$41,097	$39,236
Rebate	35,655	14,889
Employee benefits and insurance	17,087	14,375
Accrued advertising	9,925	8,073
Warranty	9,589	7,429
Interest	3,234	393
Freight accrual	1,775	3,012
Product liability	1,514	1,534
Customer obligations	726	5,982
Accrued taxes	553	1,148
Total other current liabilities	$121,155	$96,071

Other non-current liabilities:
Non-current portion of accrued income tax liability	$23,118	$23,406
Contingent consideration	4,471	—
Management non-qualified deferred compensation plan	2,629	715
Environmental remediation	532	529
Performance share liability	—	641
Other	8,943	5,930
Total other non-current liabilities	$39,693	$31,221
We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods ranging primarily from one year to a lifetime. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the period presented:

Balance, March 31, 2015	$7,429
Payments made	(2,794)
Warranties issued	4,276
Warranties assumed in acquisition	678
Balance, October 4, 2015	$9,589

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	October 4, 2015	March 31, 2015
Credit Agreement dated December 19, 2014:
Term Loan due 2020	$341,250	$350,000
Revolving Credit Facility due 2020	—	—
Total principal amount of Credit Agreement	341,250	350,000
5.875% Senior Notes due 2023	350,000	—
Principal amount of long-term debt	691,250	350,000
Less: Current portion	17,500	17,500
Carrying amount of long-term debt, excluding current portion	$673,750	$332,500

Credit Agreement

Borrowings under our Credit Agreement dated December 19, 2014 (the "Credit Agreement") bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. The interest rate for the Term Loan as of October 4, 2015 was 1.94%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. As of October 4, 2015, we had no borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $30,454, which reduced amounts available on the Revolving Credit Facility to $369,546.

5.875% Notes

On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on these notes is payable semi-annually in arrears on April 1 and October 1 of each year, starting on April 1, 2016. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,300 are being amortized to interest expense over 8 years, the term of the notes.

Rank and Guarantees

The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. The parent company has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.875% Notes; or

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Long-term Debt (Continued)

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees for the six months ended October 4, 2015 totaled $4,683.
12. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits and PRB
	Quarter ended		Six months ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Components of net periodic benefit cost:
Service cost	$750	$316	$1,500	$1,408
Interest cost	2,125	1,779	4,250	5,275
Expected return on plan assets	(2,825)	(2,257)	(5,650)	(6,525)
Amortization of unrecognized net loss	2,200	1,623	4,400	5,909
Amortization of unrecognized prior service cost	(425)	(332)	(850)	(850)
Net periodic benefit cost	$1,825	$1,129	$3,650	$5,217

Employer Contributions. During the six months ended October 4, 2015, we made no contributions directly to the pension trust, to retirees under the non-qualified supplemental executive retirement plan, or to our other postretirement benefit plans. For the six months ended September 28, 2014, Orbital ATK contributed $220 directly to the pension trust, $64 directly to retirees under the non-qualified supplemental executive retirement plan, associated with our allocated portion of these plans and no contributions to our other postretirement benefit plans, associated with our allocated portion of these plans. We anticipate making contributions to the pension trust during the remainder of fiscal 2016. We are required to make contributions of $2,000 to meet our legally required minimum contributions for fiscal 2016. We also expect to distribute approximately $597 directly to retirees under our supplemental executive retirement plans, and contribute approximately $186 to our other postretirement benefit plans in fiscal 2016.
13. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended October 4, 2015 and September 28, 2014 represent effective tax rates of 39.7% and 34.4%, respectively. The increase in the rate from the prior year quarter is primarily caused by the absence of the favorable true-up of prior year taxes recorded in the previous year and the nondeductible acquisition related costs in the current year.

The income tax provisions for the six months ended October 4, 2015 and September 28, 2014 represent effective tax rates of 39.8% and 36.1%, respectively. The increase in the rate from the prior year period is primarily caused by the absence of the favorable true-up of prior year taxes recorded in the previous year, a one-time discrete revaluation of a deferred tax asset and the nondeductible acquisition related costs in the current year.

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
13. Income Taxes (Continued)

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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,955 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,545.
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
We also have been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $558 as of October 4, 2015 and March 31, 2015, respectively.
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
(Amounts in thousands unless otherwise indicated)
15. Related Parties (Continued)

finance, tax, legal, executive office, business development, government relations, and other administrative support. These costs were allocated to the Company based on a percentage of sales for all of Orbital ATK or as specifically identified. The unaudited condensed consolidated and combined financial statements include Orbital ATK management and support services allocations included within the general and administrative expense totaling $10,793 and $14,938 for the quarter and six months ended September 28, 2014, respectively.

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs were generally allocated to the Company using either sales, headcount, or fixed assets. The unaudited condensed consolidated and combined statement of operations reflects infrastructure costs allocations included within the general and administrative expense totaling $1,938 and $2,898 for the quarter and six months ended September 28, 2014, respectively.

•
Orbital ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, were allocated based upon member headcount. Pension expense was actuarially determined for individual segments and is identified directly to those segments. The pension expense determined for composite pension segments was further allocated to individual segments using total payroll. The unaudited condensed consolidated and combined financial statements include Orbital ATK-provided benefits allocations totaling $14,577 and $29,610 for the quarter and six months ended September 28, 2014, respectively.

Management believes that the methods of allocating these costs were reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Historically, we purchased and sold certain products and services to/from Orbital ATK businesses. Prior to the Spin-Off, purchases of products and services from these affiliated entities, which were recorded at sales price, were $67,245 and $119,667 for the quarter and six months ended September 28, 2014, respectively. Sales of products and services to these entities were $2,455 and $5,037 for the quarter and six months ended September 28, 2014, respectively.

16. Operating Segment Information
We operate our business structure within two operating segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our chief executive officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling, and general and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Shooting Sports generated 63% of our external sales in the six months ended October 4, 2015. Shooting Sports product lines are ammunition and firearms. Ammunition products include centerfire, rimfire and shotshell ammunition and reloading components. Firearms products include centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 37% of our external sales in the six months ended October 4, 2015. The Outdoor Products product lines are optics, shooting accessories, archery/hunting accessories, tactical products, eyewear, golf, water sports, and hydration products. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Tactical products include holsters, duty gear, bags and packs. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Water sports products include stand up paddle boards. Hydration products include hydration packs, reusable bottles and individual purification and filtration systems.

For the six months ended October 4, 2015 one customer accounted for 11% of our sales and for the six months ended September 28, 2014 no single customer contributed more than 10% of our sales.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
16. Operating Segment Information (Continued)

The following summarizes our results by segment:

	Quarter ended		Six months ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Sales to external customers:
Shooting Sports	$338,400	$342,904	$670,302	$730,511
Outdoor Products	212,977	182,245	395,572	360,633
Total sales to external customers	$551,377	$525,149	$1,065,874	$1,091,144

Gross Profit
Shooting Sports	$91,740	$79,327	$178,279	$173,150
Outdoor Products	57,314	49,166	110,279	98,700
Corporate	(30)	102	(242)	196
Total gross profit	$149,024	$128,595	$288,316	$272,046
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $770 and $754 for the quarters ended October 4, 2015 and September 28, 2014, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,756 and $2,393 for the six months ended October 4, 2015 and September 28, 2014, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as "may," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements we make could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•	our ability to realize anticipated benefits and cost savings from acquisitions;

•	costs or difficulties related to the integration of acquired businesses;

•	general economic and business conditions in the United States and our other markets, including conditions affecting employment levels, consumer confidence and spending;

•	our ability to operate successfully as a stand-alone business;

•	our ability to retain and hire key personnel and maintain and grow our relationships with customers, suppliers and other business partners;

•	our ability to adapt our products to changes in technology, the marketplace and customer preferences;

•	our ability to maintain and enhance brand recognition and reputation;

•	reductions or unexpected changes in demand for ammunition, firearms or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	seasonality and weather conditions in our markets;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	the supply, availability and costs of raw materials and components;

•	changes in commodity, energy and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	changes in interest rates or credit availability;

•	foreign currency exchange rates and fluctuations in those rates;

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
Executive Summary
We are a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We serve these markets through the diverse portfolio of over 40 well-recognized brands that provide consumers with a range of affordable, performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Walmart, Cabela's, Gander Mountain, Bass Pro Shops, Dick's Sporting Goods, Sportsman's Warehouse, Recreational Equipment, Inc., and Target. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
We operate our business structure within two operating segments. Each segment is described below:

•
Shooting Sports generated 63% of our external sales in the six months ended October 4, 2015. Shooting Sports products include pistol, rifle, rimfire and shotshell ammunition and reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 37% of our external sales in the six months ended October 4, 2015. The Outdoor Products product lines are optics, shooting accessories, archery/hunting accessories, tactical products, eyewear, golf, water sports, and hydration products. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Tactical products include holsters, duty gear, bags and packs. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Water sports products include stand up paddle boards. Hydration products include hydration packs and water bottles.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2016 financial results included the following:
Financial highlights for the quarter ended October 4, 2015

•	Quarterly sales of $551,377 and $525,149 for the quarters ended October 4, 2015 and September 28, 2014, respectively. The increase is due to the acquisition of CamelBak and Jimmy Styks.

•
Gross Profit was $149,024 and $128,595 for the quarters ended October 4, 2015 and September 28, 2014, respectively. The increase is due to higher firearms volume, raw material procurement favorability, a previously announced rimfire ammunition price increase, an increase in sales in the Outdoor Products segment, and the acquisition of CamelBak and Jimmy Styks. The increase in gross profit was partially offset by a decrease in gross profit in the Outdoor Products segment as a result of inventory related charges in the now closed Meridian, Idaho facility and a slightly lower margin product mix.

•
The increase in the current quarter's tax rate to 39.7% from 34.4% in the quarter ended September 28, 2014 was primarily caused by the absence of the favorable true-up of prior year taxes recorded in the previous year and the nondeductible acquisition related costs in the current year.

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

•	On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% senior notes (the “Notes”) that mature on October 1, 2023.

•	During the six months ended October 4, 2015, we repurchased approximately 1,202,000 shares for $54,018.

Outlook

Following the Spin-Off, our results of operations and cash flows may be subject to greater variability as a result of becoming a stand-alone, publicly-traded company. For example, we expect to incur one-time expenditures consisting primarily of employee-related costs, costs to start up certain stand-alone functions and information technology systems, and other one-time transaction-related costs. Recurring stand-alone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly-traded company. As a stand-alone public company, we expect the recurring stand-alone corporate costs to be higher than the expenses historically allocated by Orbital ATK. For example, if the Spin-Off had occurred on April 1, 2014, we estimate that for the fiscal year ended March 31, 2015, we would have incurred approximately $15,000 of additional costs associated with such activities. We believe that our cash flow from operations will be sufficient to fund these corporate expenses.

In addition, following the Spin-Off, we procure certain products on arm's length commercial terms rather than the internal transfer pricing we experienced as part of Orbital ATK. For example, we rely on Orbital ATK for certain ammunition and gunpowder products pursuant to an arm's length supply agreement, and if the production capabilities of Orbital ATK (including its Lake City ammunition plant or Radford gunpowder plant) change such that Orbital ATK fails to maintain an adequate supply of ammunition and gunpowder products, we may need to procure such products from a third party, either of which would likely result in higher operating costs than we faced as part of Orbital ATK. These and other factors may lead to greater volatility in our results of operations and cash flows following the Spin-Off. For additional information, please see the section entitled "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K.

Shooting Sports Market - There was a decline in the number of new long-gun background checks, as evidenced by The National Instant Criminal Background Check System, or NICS, over the last 24 months.  This decline indicated a reduction in the demand for guns, ammunition and related accessory categories, which we first experienced in calendar year 2014.  While there has been an increase in NICS checks in recent months, previous market declines have lasted 12-24 months, and it is difficult to predict the significance or length of the current market situation.

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
The accounting policies used in preparing our interim fiscal 2016 consolidated financial statements are the same as those described in our Annual Report on Form 10-K.

Results of Operations
The following information should be read in conjunction with our condensed consolidated and combined financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.
Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.
Acquisitions

We had no acquisitions during fiscal 2015. During the six months ended October 4, 2015, we had two acquisitions as follows:

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. Jimmy Styks is a leading designer and marketer of stand up paddle boards and related accessories. Jimmy Styks’ stand up paddle board portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories.

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
Sales
During the six months ended October 4, 2015 one customer accounted for 11% of our sales and for the six months ended September 28, 2014, no single customer contributed more than 10% of our sales.
The following is a summary of each operating segment's sales:

	Quarter ended				Six months ended
	October 4, 2015	September 28, 2014	$ Change	% Change	October 4, 2015	September 28, 2014	$ Change	% Change
Shooting Sports	$338,400	$342,904	$(4,504)	(1.3)%	$670,302	$730,511	$(60,209)	(8.2)%
Outdoor Products	212,977	182,245	30,732	16.9%	395,572	360,633	34,939	9.7%
Total external sales	$551,377	$525,149	$26,228	5.0%	$1,065,874	$1,091,144	$(25,270)	(2.3)%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Quarter ended
Shooting Sports.    The decrease in sales was primarily caused by reduced volume of centerfire and shotshell ammunition, partially offset by an increase in firearms and rimfire ammunition. These reductions in ammunition products were primarily caused by reduced demand as result of the market correction in shooting sports described in the Outlook section above.
Outdoor Products.    The increase in sales was driven by an increase of $24,370 from the acquisitions of CamelBak and Jimmy Styks, and increased volumes of optics, golf, and shooting accessories sales, partially offset by lower sales in tactical accessories and archery/hunting accessories and the effect of foreign currency exchange rate fluctuations.
Six months ended
Shooting Sports.    The decrease in sales was primarily caused by reduced volume of centerfire and shotshell ammunition and reloading components, partially offset by an increase in firearms and rimfire ammunition. These reductions in ammunition products were primarily caused by reduced demand as result of the market correction in shooting sports described in the Outlook section above.
Outdoor Products.    The increase in sales was driven by an increase of $24,370 from the acquisitions of CamelBak and Jimmy Styks, and increased volumes of optics, golf, and shooting accessories sales, partially offset by lower sales in tactical accessories and archery/hunting accessories and the effect of foreign currency exchange rate fluctuations.
Cost of Sales and Gross Profit
The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Six months ended
Cost of Sales	October 4, 2015	September 28, 2014	$ Change	% Change	October 4, 2015	September 28, 2014	$ Change	% Change
Shooting Sports	$246,659	$263,577	$(16,918)	(6.4)%	$492,022	$557,361	$(65,339)	(11.7)%
Outdoor Products	155,664	133,079	22,585	17.0%	285,294	261,933	23,361	8.9%
Corporate/eliminations	30	(102)	132	(129.4)%	242	(196)	438	(223.5)%
Total cost of sales	$402,353	$396,554	$5,799	1.5%	$777,558	$819,098	$(41,540)	(5.1)%

	Quarter ended				Six months ended
Gross Profit	October 4, 2015	September 28, 2014	$ Change	% Change	October 4, 2015	September 28, 2014	$ Change	% Change
Shooting Sports	$91,740	$79,327	$12,413	15.6%	$178,279	$173,150	$5,129	3.0%
Outdoor Products	57,314	49,166	8,148	16.6%	110,279	98,700	11,579	11.7%
Corporate/eliminations	(30)	102	(132)	(129.4)%	(242)	196	(438)	(223.5)%
Total Gross Profit	$149,024	$128,595	$20,429	15.9%	$288,316	$272,046	$16,270	6.0%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter ended
Shooting Sports.    The increase in gross profit was primarily driven by product mix, raw material procurement favorability, and a previously announced rimfire ammunition price increase, partially offset by the previously described lower sales volumes.
Outdoor Products.    The increase in gross profit was primarily driven by $9,216 from the acquisition of CamelBak and Jimmy Styks, partially offset by inventory related charges in the now closed distribution center located in Meridian, Idaho and a slightly lower margin product mix.
Corporate. The change in corporate gross profit was not material.
Six months ended
Shooting Sports.    The increase in gross profit was primarily driven by product mix, raw material procurement favorability, and a previously announced rimfire ammunition price increase, partially offset by the previously described lower sales volumes.
Outdoor Products.    The increase in gross profit was primarily driven by $9,216 from the acquisitions of CamelBak and Jimmy Styks, and increased sales volume, partially offset by inventory related charges in the now closed Meridian, Idaho facility.
Corporate. The change in corporate gross profit was not material.

Operating Expenses

	Quarter ended					Six months ended
	October 4, 2015	As a % of Sales	September 28, 2014	As a % of Sales	$ Change	October 4, 2015	As a % of Sales	September 28, 2014	As a % of Sales	$ Change
Research and development	$2,815	0.5%	$1,074	0.2%	$1,741	$5,170	0.5%	$4,725	0.4%	$445
Selling, general, and administrative	85,466	15.5%	68,154	13.0%	17,312	163,420	15.3%	133,294	12.2%	30,126
Total operating expenses	$88,281	16.0%	$69,228	13.2%	$19,053	$168,590	15.8%	$138,019	12.6%	$30,571
Quarter ended
Operating expenses increased by $19,053 from the prior-year period. Research and development costs increased due to our decision to invest more in product development. Selling, general, and administrative expenses increased primarily due to the acquisitions of CamelBak and Jimmy Styks, stand-alone public company costs incurred subsequent to the Spin-Off, stock-based compensation, and increased investment in selling and marketing expenses.
Six months ended
Operating expenses increased by $30,571 from the prior-year period. Research and development costs increased by $445 due to our decision to invest more in product development. Selling, general, and administrative expenses increased by $30,126 primarily due to stand-alone public company costs incurred subsequent to the Spin-Off, stock-based compensation, increased investment in selling and marketing expenses, and the acquisitions of CamelBak and Jimmy Styks.
Net Interest Expense
Quarter ended
Net interest expense for the quarter ended October 4, 2015 was $6,563, a decrease of $1,320 compared to $7,883 in the comparable period of fiscal 2015. The decrease was due to our debt balances being lower than those allocated to us by Orbital ATK in the prior year period.
Six months ended
Net interest expense for the six months ended October 4, 2015 was $9,132, a decrease of $7,792 compared to $16,924 in the comparable period of fiscal 2015. The decrease was due to our debt balances being lower than those allocated to us by Orbital ATK in the prior year period.
Income Tax Provision

	Quarter ended					Six months ended
	October 4, 2015	Effective Rate	September 28, 2014	Effective Rate	$ Change	October 4, 2015	Effective Rate	September 28, 2014	Effective Rate	$ Change
Income taxes	$21,505	39.7%	$17,730	34.4%	$3,775	$44,029	39.8%	$42,313	36.1%	$1,716
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
Quarter ended
The income tax provisions for the quarters ended October 4, 2015 and September 28, 2014 represent effective tax rates of 39.7% and 34.4%, respectively. The increase in the rate from the prior year quarter is primarily caused by the absence of the favorable true-up of prior year taxes recorded in the previous year and the nondeductible acquisition related costs in the current year.
Six months ended
The income tax provisions for the six months ended October 4, 2015 and September 28, 2014 represent effective tax rates of 39.8% and 36.1%, respectively. The increase in the rate from the prior year quarter is primarily caused by the absence of the favorable true-up of prior year taxes recorded in the previous year, a one-time discrete revaluation of a deferred tax asset and the nondeductible acquisition related costs in the current year.

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

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,955 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,545.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated and combined Statements of Cash Flows for the six months ended October 4, 2015 and September 28, 2014 are summarized as follows:

	October 4, 2015	September 28, 2014
Cash provided by (used for) operating activities	$17,495	$(36,638)
Cash used for investing activities	(479,268)	(20,337)
Cash provided by financing activities	284,506	51,749
Effect of foreign exchange rate fluctuations on cash	(552)	(629)
Net cash flows	$(177,819)	$(5,855)
Operating Activities.
Net cash provided by operating activities was $17,495 compared to a use of $36,638, a change of $54,133 as compared to the prior period. This increase was driven by improvements in working capital and the timing of payments due to the settlement of balances with Orbital ATK prior to Spin-Off.
Investing Activities.
Net cash used for investing activities increased by $458,931, primarily caused by the acquisition of CamelBak and Jimmy Styks, partially offset by a decrease in capital expenditures.

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
Net cash provided by financing activities increased by $232,757, primarily due to the issuance of $350,000 in notes, partially offset by $53,009 of shares repurchased in the current year.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal and interest payments due under the Credit Agreement, as well as interest payments on the 5.875% Notes, as discussed further below.
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
Long-Term Debt and Credit Agreement
As of October 4, 2015, we had actual total indebtedness of $691,250, which consisted of the following:

October 4, 2015
Credit Agreement dated December 19, 2014:
Term Loan due 2020	$341,250
Revolving Credit Facility due 2020	—
Total principal amount of Credit Agreement	341,250
5.875% Senior Notes due 2023	350,000
Principal amount of long-term debt	691,250
Less: Current portion	17,500
Carrying amount of long-term debt, excluding current portion	$673,750
See Note 10, "Long-Term Debt", to the consolidated and combined financial statements in Part II, Item 8 of the Annual Report on Form 10-K for fiscal 2015 for a detailed discussion of the Credit Agreement, and Note 11 to the consolidated and combined financial statements in Part I, Item 1 of this 10-Q for detailed discussion of the 5.875% Senior Notes.
Covenants
Credit Agreement
The Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, make loans and investments, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases and dividends, as long as we maintain a certain amount of liquidity and maintain certain debt limits. When those requirements are not met, the limit under the Credit Agreement is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015.

The Credit Agreement contains financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Our financial covenant ratios as of October 4, 2015 were as follows:

	Interest Coverage Ratio†	Leverage Ratio*
Requirement	3.00	3.50
Actual	11.34	1.89
† Not to be below the required financial ratio
* Not to exceed the required financial ratio
The Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
5.875% Notes
The indenture governing the 5.875% Notes contain covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments.
Our debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of October 4, 2015, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the six months ended October 4, 2015, we repurchased 1,202,000 shares for $54,018. Since the inception of the program through October 4, 2015 we have repurchased 1,364,000 shares for $60,888.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants, as described above.
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
New Accounting Pronouncements
See Note 1, "Basis of Presentation and Responsibility for Interim Financial Statements", to the unaudited condensed consolidated and combined financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the six months ended October 4, 2015 one customer accounted for 11% of sales and for the six months ended September 28, 2014 no single customer accounted for more than 10% of total revenues. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of October 4, 2015, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the quarter ended October 4, 2015, we completed the acquisition of CamelBak, which is being integrated into our Outdoor Products segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the CamelBak business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. During the quarter ended October 4, 2015 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As allowed under SEC guidelines, our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending March 31, 2016 will include a scope exception that excludes the acquired CamelBak business.

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
The description of certain environmental laws and regulations contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies" is incorporated herein by reference.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
July 6 - August 2	176,402	$44.19	176,201
August 3 - August 30	176,460	45.87	176,460
August 31 - October 4	338,223	45.16	337,232
Fiscal Quarter Ended October 4, 2015	691,085	$45.09	689,893	3,168,948
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $43.49 on October 2, 2015.

(1)
Included in the total number of shares repurchased were 1,192 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to up to $200 million worth of shares of our common stock, executable over the next two years. We repurchased 1,201,707 shares for $54,018 in the six months ended October 4, 2015 under this program. Since the inception of the program through October 4, 2015 we have repurchased 1,364,000 shares for $60,888. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

10.1	Vista Outdoor Inc. Executive Severance Plan, as Amended and Restated Effective August 10, 2015.
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference.

+ Schedules to exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Vista Outdoor agrees to furnish supplementally a copy of any omitted schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA OUTDOOR INC.
Date:	November 12, 2015	By:	/s/ Stephen M. Nolan
			Name:	Stephen M. Nolan
			Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)