Form 10-Q
period 2016-01-03
Vista Outdoor Inc.
filed 2016-02-11
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 8, 2016, there were 61,114,834 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended		Nine months ended
(Amounts in thousands except per share data)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Sales, net	$592,557	$506,881	$1,658,431	$1,598,025
Cost of sales	425,053	372,844	1,202,611	1,191,942
Gross profit	167,504	134,037	455,820	406,083
Operating expenses:
Research and development	3,681	2,318	8,851	7,043
Selling, general, and administrative	88,591	68,105	252,011	201,399
Goodwill and tradename impairment	—	52,220	—	52,220
Income before interest and income taxes	75,232	11,394	194,958	145,421
Interest expense	(7,776)	(8,357)	(16,908)	(25,281)
Income before income taxes	67,456	3,037	178,050	120,140
Income tax provision	24,297	14,206	68,326	56,519
Net income (loss)	$43,159	$(11,169)	$109,724	$63,621
Earnings (loss) per common share:
Basic	$0.70	$(0.17)	$1.76	$1.00
Diluted	$0.70	$(0.17)	$1.75	$1.00
Weighted-average number of common shares outstanding:
Basic	61,717	63,875	62,175	63,875
Diluted	62,092	63,875	62,534	63,875

Net income (loss) (from above)	$43,159	$(11,169)	$109,724	$63,621
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $158 and $0, respectively for the quarter ended and $474 and $0 respectively for the nine months ended	(267)	—	(801)	—
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(819) and $0, respectively for the quarter ended and $(2,457) and $0 respectively for the nine months ended	1,381	—	4,143	—
Change in derivatives, net of tax benefit (expense) of $2 and $2, respectively for the quarter ended and $(49) and $(316) respectively for the nine months ended	(3)	(3)	83	504
Change in cumulative translation adjustment, net of tax benefit of $0 and $4,806, respectively for the quarter ended and $0 and $9,650 respectively for the nine months ended	(788)	(7,677)	(4,837)	(15,415)
Total other comprehensive income (loss)	323	(7,680)	(1,412)	(14,911)
Comprehensive income (loss)	$43,482	$(18,849)	$108,312	$48,710
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	January 3, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$71,134	$263,951
Net receivables	430,034	361,694
Net inventories	482,190	375,621
Deferred income taxes	49,222	50,343
Other current assets	30,269	13,452
Total current assets	1,062,849	1,065,061
Net property, plant, and equipment	189,894	190,607
Goodwill	1,019,003	782,163
Net intangible assets	658,039	517,482
Deferred charges and other non-current assets	19,254	17,811
Total assets	$2,949,039	$2,573,124
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$17,500
Accounts payable	104,950	134,432
Accrued compensation	43,475	27,146
Accrued income taxes	11,535	9,569
Federal excise tax	28,875	23,194
Other current liabilities	137,588	96,071
Total current liabilities	343,923	307,912
Long-term debt	669,375	332,500
Non-current deferred income tax liabilities	191,486	193,382
Accrued pension and postemployment liabilities	58,394	59,345
Other non-current liabilities	41,107	31,221
Total liabilities	1,304,285	924,360
Commitments and contingencies (Notes 11 and 14)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 61,338,105 shares at January 3, 2016 and 63,878,499 shares at March 31, 2015	613	639
Additional paid-in capital	1,742,184	1,742,125
Retained earnings	129,108	19,384
Accumulated other comprehensive loss	(111,715)	(110,303)
Common stock in treasury, at cost— 2,626,334 shares held at January 3, 2016 and 85,940 shares held at March 31, 2015	(115,436)	(3,081)
Total stockholders' equity	1,644,754	1,648,764
Total liabilities and stockholders' equity	$2,949,039	$2,573,124
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	January 3, 2016	December 28, 2014
Operating Activities
Net income	$109,724	$63,621
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	28,134	24,384
Amortization of intangible assets	24,602	23,112
Amortization of deferred financing costs	1,831	1,923
Goodwill and tradename impairment	—	52,220
Deferred income taxes	697	(3,873)
(Gain) loss on disposal of property	(180)	1,129
Stock-based compensation	9,055	—
Excess tax benefits from share-based plans	(206)	—
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	(36,387)	(71,034)
Net inventories	(75,437)	3,552
Accounts payable	(32,909)	(45,303)
Accrued compensation	5,328	(8,840)
Accrued income taxes	(4,543)	9,628
Federal excise tax	5,688	(2,672)
Pension and other postretirement benefits	3,458	—
Other assets and liabilities	32,433	31,327
Cash provided by operating activities	71,288	79,174
Investing Activities:
Capital expenditures	(26,301)	(30,630)
Acquisition of businesses, net of cash acquired	(462,116)	—
Proceeds from the disposition of property, plant, and equipment	696	(4)
Cash used for investing activities	(487,721)	(30,634)
Financing Activities:
Borrowings on line of credit	360,000	—
Payments on line of credit	(360,000)	—
Proceeds from issuance of long-term debt	350,000	—
Net transfers from parent	—	(7,386)
Payment from former parent	6,500	—
Payments made on long-term debt to parent	—	(13,225)
Proceeds from issuance of long-term debt to parent	—	50,000
Payments made to extinguish debt	—	(50,000)
Payments made on long-term debt	(13,125)	—
Payments made for debt issuance costs	(4,379)	(501)
Purchase of treasury shares	(115,194)	—
Excess tax benefits from share-based plans	206	—
Proceeds from employee stock compensation plans	438	—
Cash provided by (used for) financing activities	224,446	(21,112)
Effect of foreign exchange rate fluctuations on cash	(830)	(1,666)
(Decrease) increase in cash and cash equivalents	(192,817)	25,762
Cash and cash equivalents at beginning of period	263,951	40,004
Cash and cash equivalents at end of period	$71,134	$65,766

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$921	$1,694
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$1,934	$—

  See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent's Equity	Total Equity
Balance, March 31, 2014	—	$—	$—	$—	$(1,505)	$—	$872,236	$870,731
Comprehensive income	—	—	—	—	(14,911)	—	63,621	48,710
Net transfers from parent	—	—	—	—	—	—	(13,261)	(13,261)
Balance, December 28, 2014	—	$—	$—	$—	$(16,416)	$—	$922,596	$906,180

Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$—	$1,648,764
Comprehensive income	—	—	—	109,724	(1,412)	—	—	108,312
Exercise of stock options	20,078	—	(426)	—	—	864	—	438
Restricted stock grants net of forfeitures	68,272	—	(3,046)	—	—	3,265	—	219
Share-based compensation	—	—	9,055	—	—	—	—	9,055
Restricted stock vested and shares withheld	(21,955)	—	955	—	—	(1,157)	—	(202)
Treasury stock purchased	(2,607,436)	—	—	—	—	(115,355)	—	(115,355)
Contribution from former parent and other	647	(26)	(6,479)	—	—	28	—	(6,477)
Balance, January 3, 2016	61,338,105	$613	$1,742,184	$129,108	$(111,715)	$(115,436)	$—	$1,644,754
See Notes to the Condensed Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
Quarter and nine months ended January 3, 2016
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

Basis of Presentation.    Our unaudited condensed consolidated and combined financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“fiscal 2015”). Management is responsible for the condensed consolidated and combined financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of January 3, 2016 and March 31, 2015, and our results of operations for the quarters and nine month periods ended January 3, 2016 and December 28, 2014, and cash flows for the nine month periods ended January 3, 2016 and December 28, 2014.

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
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2017 and early application is permitted for periods beginning after December 15, 2016. We are in the process of evaluating the impact this standard will have on us.
On April 7, 2015 the FASB issued Accounting Standard Update No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30), which simplified the presentation of debt issuance costs by requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The standard allows for early adoption. We are in the process of evaluating the impact this standard will have on us.
On November 20, 2015 the FASB issued Accounting Standard Update No. 2015-17 Income Taxes (Topic 740), which simplified the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The standard allows for early adoption. We are in the process of evaluating the impact this standard will have on us.
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
Derivative financial instruments and hedging activities—In order to manage our exposure to foreign currency risk, we periodically utilize foreign currency derivatives, which are considered Level 2 instruments. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the nine months ended January 3, 2016, we entered into various foreign currency forward contracts. See Note 3 for additional detail. There were no foreign currency derivatives outstanding as of March 31, 2015.
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that are measured at fair value on a recurring basis:

	January 3, 2016
	Fair value measurements using inputs considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$132	$—
Liabilities:
Derivatives	$—	$—	$—
Contingent consideration	$—	$—	$4,471
As of March 31, 2015, we had no outstanding financial assets and liabilities that are measured at fair value on a recurring basis.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	January 3, 2016		March 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$357,000	$—	$—
Variable-rate debt	336,875	336,875	350,000	350,000
3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rates, and

•	foreign exchange risks
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency.
We entered into various foreign currency forward contracts during the nine months ended January 3, 2016 and December 28, 2014. These contracts are used to hedge forecasted cash receipts from customers denominated in foreign

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
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
As of January 3, 2016, we had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Sale of foreign currency:
Euro	2,793
Australian Dollar	929
The table below presents the fair value and location of our derivative instruments designated as hedging instruments in the unaudited condensed consolidated balance sheets.

		Asset derivatives fair value as of
	Location	January 3, 2016	March 31, 2015
Foreign currency forward contracts	Other current assets	$132	$—
Total		$132	$—
For the periods presented below, the derivative gains and losses in the unaudited condensed consolidated and combined statements of operations related to foreign currency forward contracts were as follows:

	Pretax gain reclassified from AOCI		Gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended January 3, 2016
Foreign currency forward contracts	Cost of Sales	$195	Cost of Sales	$—
Quarter ended December 28, 2014
Foreign currency forward contracts	Cost of Sales	$764	Cost of Sales	$—

Nine months ended January 3, 2016
Foreign currency forward contracts	Cost of Sales	$246	Cost of Sales	$—
Nine months ended December 28, 2014
Foreign currency forward contracts	Cost of Sales	$764	Cost of Sales	$—

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

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Earnings Per Share (Continued)

In computing EPS for the quarters and nine month periods ended January 3, 2016 and December 28, 2014, earnings, as reported for each respective period, is divided by:

	Quarter ended		Nine months ended
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Basic EPS shares outstanding	61,717	63,875	62,175	63,875
Dilutive effect of stock-based awards	375	—	359	—
Diluted EPS shares outstanding	62,092	63,875	62,534	63,875
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	68	—	68	—
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the nine months ended January 3, 2016, we repurchased 2,607 shares for $115,355. Since the inception of the program through January 3, 2016 we have repurchased 2,769 shares for $122,225.
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

Current year results for acquisitions

Subsequent to the acquisition dates of these acquisitions, Vista Outdoor recorded sales of approximately $41,265 and $65,636 for the quarter and nine months ended January 3, 2016 and gross profit of approximately $16,715 and $25,931 for the quarter and nine months ended January 3, 2016, each associated with the operations of these acquired businesses and reflected in the Outdoor Products segment results.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired for CamelBak:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the CamelBak acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the required measurement period, which will be no later than 12 months from the date of acquisition. The size and breadth of the CamelBak acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the trade name and customer relationship intangible assets and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

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

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
5. Acquisitions (Continued)

Supplemental Pro Forma Data for CamelBak:

We used the acquisition method of accounting to account for this acquisition and, accordingly, the results of CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and nine months ended January 3, 2016 and December 28, 2014 present consolidated and combined information as if the acquisition had been completed on April 1, 2014. The pro forma results were calculated by combining our results with the standalone results of CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter ended		Nine months ended
(Amounts in thousands except per share data)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Sales	$592,557	$542,411	$1,718,028	$1,707,930
Net income	43,529	(11,753)	113,873	59,043
Basic earnings per common share	0.71	(0.18)	1.83	0.92
Diluted earnings per common share	0.70	(0.18)	1.82	0.92

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 1, 2014, as adjusted for the applicable tax impact:

	Quarter ended		Nine months ended
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Inventory step-up, net(1)	$(313)	$313	$(647)	$647
Fees for advisory, legal, accounting services(2)	(56)	—	(4,277)	$4,277

(1) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory of $1,043 which was expensed over the first inventory cycle.
(2) We removed the fees that were incurred in connection with the acquisition of CamelBak from fiscal 2016 and considered those fees as incurred during the first quarter of fiscal 2015. Costs were recorded in Selling, general, and administrative expense.
We made no acquisitions during fiscal 2015.
6. Net Receivables
Net receivables are summarized as follows:

	January 3, 2016	March 31, 2015
Trade receivables	$439,716	$370,335
Other receivables	1,603	2,089
Less allowance for doubtful accounts and discounts	(11,285)	(10,730)
Net receivables	$430,034	$361,694
One customer represented 11% of the total trade receivable balance as of January 3, 2016. As of March 31, 2015, no customer represented more than 10% of the total trade receivables balance.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Net Inventories
Net inventories consist of the following:

	January 3, 2016	March 31, 2015
Raw materials	$120,674	$107,848
Work in process	64,736	53,740
Finished goods	296,780	214,033
Net inventories	$482,190	$375,621
8. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	January 3, 2016	March 31, 2015
Derivatives	$83	$—
Pension and other postretirement benefits	(54,813)	(58,155)
Cumulative translation adjustment	(56,985)	(52,148)
Total AOCL	$(111,715)	$(110,303)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Quarter ended January 3, 2016				Nine months ended January 3, 2016
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$86	$(55,927)	$(56,197)	$(112,038)	$—	$(58,155)	$(52,148)	$(110,303)
Net increase in fair value of derivatives	114	—	—	114	232	—	—	232
Net gain reclassified from AOCL, offsetting the price paid to suppliers (1)	(117)	—	—	(117)	(149)	—	—	(149)
Net actuarial losses reclassified from AOCL (2)	—	1,381	—	1,381	—	4,143	—	4,143
Prior service costs reclassified from AOCL (2)	—	(267)	—	(267)	—	(801)	—	(801)
Net change in cumulative translation adjustment	—	—	(788)	(788)	—	—	(4,837)	(4,837)
End of period unrealized gain (loss) in AOCL	$83	$(54,813)	$(56,985)	$(111,715)	$83	$(54,813)	$(56,985)	$(111,715)

(1)	Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.

(2)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
8. Accumulated Other Comprehensive Loss (Continued)

	Quarter ended December 28, 2014			Nine months ended December 28, 2014
	Derivatives	Cumulative translation adjustment	Total	Derivatives	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$478	$(9,243)	$(8,765)	$—	$(1,505)	$(1,505)
Net increase in fair value of derivatives	496	—	496	974	—	974
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	(470)	—	(470)	(470)	—	(470)
Net change in cumulative translation adjustment	—	(7,677)	(7,677)	—	(15,415)	(15,415)
End of period unrealized gain (loss) in AOCL	$504	$(16,920)	$(16,416)	$504	$(16,920)	$(16,416)
(1) Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.
9. Goodwill, Net Intangibles, and Deferred Charges and Other Non-current Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance, March 31, 2015	$204,520	$577,643	$782,163
Acquisitions	—	239,153	239,153
Effect of foreign currency exchange rates	16	(2,329)	(2,313)
Balance, January 3, 2016	$204,536	$814,467	$1,019,003

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

Net intangibles consisted of the following:

	January 3, 2016			March 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$185,162	$(43,672)	$141,490	$184,660	$(34,260)	$150,400
Patented technology	27,900	(9,550)	18,350	22,600	(8,488)	14,112
Customer relationships and other	270,786	(45,085)	225,701	190,936	(31,064)	159,872
Total	483,848	(98,307)	385,541	398,196	(73,812)	324,384
Non-amortizing trade names	272,498	—	272,498	193,098	—	193,098
Net intangibles	$756,346	$(98,307)	$658,039	$591,294	$(73,812)	$517,482

The gross amount of amortizable and non-amortizable intangible assets increased from March 31, 2015 due to the acquisition of CamelBak and Jimmy Styks. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.1 years. Amortization expense for the quarters and nine month periods ended January 3, 2016 and December 28, 2014 was $8,951 and $7,734, and $24,602 and $23,112, respectively. We expect amortization expense related to these assets to be as follows:

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
9. Goodwill, Net Intangibles, and Deferred Charges and Other Non-current Assets (Continued)

Remainder of fiscal 2016	$9,054
Fiscal 2017	35,951
Fiscal 2018	35,951
Fiscal 2019	33,207
Fiscal 2020	32,324
Thereafter	239,054
Total	$385,541

Deferred charges and other non-current assets consist of the following:

	January 3, 2016	March 31, 2015
Debt issuance costs	$15,070	$10,691
Less accumulated amortization	(2,187)	(356)
Net debt issuance costs	12,883	10,335
Other	6,371	7,476
Total deferred charges and other non-current assets	$19,254	$17,811

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

10. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	January 3, 2016	March 31, 2015
Other current liabilities:
In-transit inventory and other	$48,483	$39,236
Rebate	35,308	14,889
Employee benefits and insurance	17,053	14,375
Accrued advertising	11,538	8,073
Warranty	8,993	7,429
Interest	8,421	393
Freight accrual	2,982	3,012
Customer obligations	2,424	5,982
Product liability	1,533	1,534
Accrued taxes	853	1,148
Total other current liabilities	$137,588	$96,071

Other non-current liabilities:
Non-current portion of accrued income tax liability	$24,483	$23,406
Contingent consideration	4,471	—
Management non-qualified deferred compensation plan	2,577	715
Environmental remediation	532	529
Performance share liability	—	641
Other	9,044	5,930
Total other non-current liabilities	$41,107	$31,221
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

Balance, March 31, 2015	$7,429
Payments made	(4,209)
Warranties issued	5,095
Warranties assumed in acquisition	678
Balance, January 3, 2016	$8,993

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	January 3, 2016	March 31, 2015
Credit Agreement dated December 19, 2014:
Term Loan due 2020	$336,875	$350,000
Revolving Credit Facility due 2020	—	—
Total principal amount of Credit Agreement	336,875	350,000
5.875% Senior Notes due 2023	350,000	—
Principal amount of long-term debt	686,875	350,000
Less: Current portion	17,500	17,500
Carrying amount of long-term debt, excluding current portion	$669,375	$332,500

Credit Agreement

Borrowings under our Credit Agreement dated December 19, 2014 (the "Credit Agreement") bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. The interest rate for the Term Loan as of January 3, 2016 was 2.17%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. As of January 3, 2016, we had no borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $34,346, which reduced amounts available on the Revolving Credit Facility to $365,654.

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

Rank and Guarantees

The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

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

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, for the nine months ended January 3, 2016 totaled $6,387.
12. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits and PRB
	Quarter ended		Nine months ended
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Components of net periodic benefit cost:
Service cost	$750	$316	$2,250	$948
Interest cost	2,125	1,760	6,375	5,281
Expected return on plan assets	(2,825)	(2,257)	(8,475)	(6,772)
Amortization of unrecognized net loss	2,200	1,610	6,600	4,830
Amortization of unrecognized prior service cost	(425)	(304)	(1,275)	(911)
Net periodic benefit cost	$1,825	$1,125	$5,475	$3,376

Employer Contributions. During the nine months ended January 3, 2016, we made the legally required minimum contribution of $2,000 directly to the pension trust. We made no contributions to retirees under the non-qualified supplemental executive retirement plan, or to our other postretirement benefit plans. For the nine months ended December 28, 2014, Orbital ATK contributed $5,782 directly to the pension trust, $133 directly to retirees under the non-qualified supplemental executive retirement plan, associated with our allocated portion of these plans, and no contributions to our other postretirement benefit plans, associated with our allocated portion of these plans. We also expect to distribute approximately $597 directly to retirees under our supplemental executive retirement plans, and to contribute approximately $186 to our other postretirement benefit plans in fiscal 2016.
13. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended January 3, 2016 and December 28, 2014 represent effective tax rates of 36.0% and 467.8%, respectively. The decrease in the rate from the prior year quarter is primarily caused by the absence of a nondeductible goodwill impairment recorded in the prior year partially offset by the true-up of prior year taxes.

The income tax provisions for the nine months ended January 3, 2016 and December 28, 2014 represent effective tax rates of 38.4% and 47.0%, respectively. The decrease in the rate from the prior year period is primarily caused by the absence of a nondeductible goodwill impairment recorded in the prior year partially offset by the true-up of prior year taxes.

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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we will be filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,958 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,536.
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
We also have been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $558 as of January 3, 2016 and March 31, 2015, respectively.
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
(Amounts in thousands unless otherwise indicated)
15. Related Parties (Continued)

identified. The unaudited condensed consolidated and combined financial statements include Orbital ATK management and support services allocations included within the general and administrative expense totaling $6,576 and $21,734 for the quarter and nine months ended December 28, 2014, respectively.

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs were generally allocated to the Company using either sales, headcount, or fixed assets. The unaudited condensed consolidated and combined statement of operations reflects infrastructure cost allocations included within the general and administrative expense totaling $1,565 and $4,463 for the quarter and nine months ended December 28, 2014, respectively.

•
Orbital ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, were allocated based upon member headcount. Pension expense was actuarially determined for individual segments and is identified directly to those segments. The pension expense determined for composite pension segments was further allocated to individual segments using total payroll. The unaudited condensed consolidated and combined financial statements include Orbital ATK-provided benefits allocations totaling $14,084 and $43,694 for the quarter and nine months ended December 28, 2014, respectively.

Management believes that the methods of allocating these costs were reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Historically, we purchased and sold certain products and services to/from Orbital ATK businesses. Prior to the Spin-Off, purchases of products and services from these affiliated entities, which were recorded at sales price, were $37,521 and $157,188 for the quarter and nine months ended December 28, 2014, respectively. Sales of products and services to these entities were $2,369 and $7,406 for the quarter and nine months ended December 28, 2014, respectively.

16. Operating Segment Information
We operate our business structure within two operating segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our chief executive officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling, general, and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Shooting Sports generated 62% of our external sales in the nine months ended January 3, 2016. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 38% of our external sales in the nine months ended January 3, 2016. The Outdoor Products product lines are optics, shooting accessories, archery/hunting accessories, tactical products, eyewear, golf, water sports, and hydration products. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Tactical products include holsters, duty gear, bags and packs. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Water sports products include stand up paddle boards. Hydration products include hydration packs, reusable bottles and individual purification and filtration systems.

For the nine months ended January 3, 2016 and December 28, 2014, no single customer contributed more than 10% of our sales.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
16. Operating Segment Information (Continued)

The following summarizes our results by segment:

	Quarter ended		Nine months ended
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Sales to external customers:
Shooting Sports	$356,458	$308,787	$1,026,759	$1,039,298
Outdoor Products	236,099	198,094	631,672	558,727
Total sales to external customers	$592,557	$506,881	$1,658,431	$1,598,025

Gross Profit
Shooting Sports	$103,864	$80,973	$282,144	$254,123
Outdoor Products	63,607	54,224	173,886	152,925
Corporate	33	(1,160)	(210)	(965)
Total gross profit	$167,504	$134,037	$455,820	$406,083
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $800 and $706 for the quarters ended January 3, 2016 and December 28, 2014, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $2,276 and $1,955 for the nine months ended January 3, 2016 and December 28, 2014, respectively.

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
Executive Summary
We are a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We serve these markets through the diverse portfolio of over 40 well-recognized brands that provide consumers with a range of affordable, performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Bass Pro Shops, Cabela's, Dick's Sporting Goods, Gander Mountain, Recreational Equipment, Inc., Sportsman's Warehouse, Target and Walmart. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
We operate our business structure within two operating segments. Each segment is described below:

•
Shooting Sports generated 62% of our external sales in the nine months ended January 3, 2016. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products generated 38% of our external sales in the nine months ended January 3, 2016. The Outdoor Products product lines are optics, shooting accessories, archery/hunting accessories, tactical products, eyewear, golf, water sports, and hydration products. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Tactical products include holsters, duty gear, bags and packs. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Water sports products include stand up paddle boards. Hydration products include hydration packs and water bottles.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2016 financial results included the following:
Financial highlights for the quarter ended January 3, 2016

•
Quarterly sales of $592,557 and $506,881 for the quarters ended January 3, 2016 and December 28, 2014, respectively. The increase is due to an increase in sales in our Shooting Sports segment and the acquisition of CamelBak and Jimmy Styks, partially offset by organic decline in Outdoor Products segment.

•
Gross Profit was $167,504 and $134,037 for the quarters ended January 3, 2016 and December 28, 2014, respectively. The increase is due to an increase in profit in our Shooting Sports segment and the acquisition of CamelBak and Jimmy Styks partially offset by a decrease in gross profit in the organic Outdoor Products segment.

•
The decrease in the current quarter's tax rate to 36.0% from 467.8% in the quarter ended December 28, 2014 was primarily caused by the absence of the nondeductible goodwill impairment recorded in the prior year period, partially offset by a true-up of prior-year taxes.

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

•	On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% senior notes (the “Notes”) that mature on October 1, 2023.

•	During the nine months ended January 3, 2016, we repurchased approximately 2,607,436 shares for $115,355.

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

Shooting Sports Market - There had been a continued decline in the number of new long-gun background checks, as evidenced by The National Instant Criminal Background Check System, or NICS, over the last 24 months.  In recent months, long gun NICS checks are up and we believe that the market has stabilized. We have experienced a recovery in the shooting sports market, driven at least partially by a market response to the current political environment.

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
Acquisitions

We had no acquisitions during fiscal 2015. During the nine months ended January 3, 2016, we had two acquisitions as follows:

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
Sales
During the nine months ended January 3, 2016 and December 28, 2014, no single customer contributed more than 10% of our sales.
The following is a summary of each operating segment's sales:

	Quarter ended				Nine months ended
	January 3, 2016	December 28, 2014	$ Change	% Change	January 3, 2016	December 28, 2014	$ Change	% Change
Shooting Sports	$356,458	$308,787	$47,671	15.4%	$1,026,759	$1,039,298	$(12,539)	(1.2)%
Outdoor Products	236,099	198,094	38,005	19.2%	631,672	558,727	72,945	13.1%
Total external sales	$592,557	$506,881	$85,676	16.9%	$1,658,431	$1,598,025	$60,406	3.8%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Quarter ended
Shooting Sports.    The increase in sales was seen across all product lines as a result of improved market demand.
Outdoor Products.    The increase in sales was driven by sales of $41,265 from the acquisitions of CamelBak and Jimmy Styks, increased volumes in golf, and shooting accessories and increased promotional activities partially offset by unfavorable foreign exchange impacts and lower sales in tactical accessories.
Nine months ended
Shooting Sports.    The decrease in sales was a result of decreases in the first and second quarters due to reduced demand caused by the market correction in the shooting sports market, partially offset by an increase in demand in the third quarter. The decrease was primarily caused by reduced volume of centerfire and shotshell ammunition and reloading components, partially offset by an increase in firearms and rimfire ammunition.

Outdoor Products.    The increase in sales was driven by sales of $65,636 from the acquisitions of CamelBak and Jimmy Styks, and increased volumes of shooting accessories, golf, and optics, partially offset by unfavorable foreign exchange impacts, and by lower sales in tactical accessories and archery/hunting accessories.
Cost of Sales and Gross Profit
The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Nine months ended
Cost of Sales	January 3, 2016	December 28, 2014	$ Change	% Change	January 3, 2016	December 28, 2014	$ Change	% Change
Shooting Sports	$252,594	$227,814	$24,780	10.9%	$744,616	$785,176	$(40,560)	(5.2)%
Outdoor Products	172,492	143,870	28,622	19.9%	457,785	405,801	51,984	12.8%
Corporate/eliminations	(33)	1,160	(1,193)	(102.8)%	210	965	(755)	(78.2)%
Total cost of sales	$425,053	$372,844	$52,209	14.0%	$1,202,611	$1,191,942	$10,669	0.9%

	Quarter ended				Nine months ended
Gross Profit	January 3, 2016	December 28, 2014	$ Change	% Change	January 3, 2016	December 28, 2014	$ Change	% Change
Shooting Sports	$103,864	$80,973	$22,891	28.3%	$282,144	$254,123	$28,021	11.0%
Outdoor Products	63,607	54,224	9,383	17.3%	173,886	152,925	20,961	13.7%
Corporate/eliminations	33	(1,160)	1,193	(102.8)%	(210)	(965)	755	(78.2)%
Total Gross Profit	$167,504	$134,037	$33,467	25.0%	$455,820	$406,083	$49,737	12.2%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter ended
Shooting Sports.    The increase in gross profit was primarily driven by the volume increase noted above, favorable changes in product mix, and raw material procurement favorability.
Outdoor Products.    The increase in gross profit was primarily driven by $16,715 from the acquisition of CamelBak and Jimmy Styks, and increased promotional activities, partially offset by unfavorable foreign exchange impacts, the decrease in sales volumes, and slightly lower margin product mix.
Corporate. The change in corporate gross profit was not material.
Nine months ended
Shooting Sports.    The increase in gross profit was primarily driven by product mix, raw material procurement favorability, and a previously announced rimfire ammunition price increase, partially offset by the previously described lower sales volumes.
Outdoor Products.    The increase in gross profit was primarily driven by $25,931 from the acquisitions of CamelBak and Jimmy Styks, and increased sales volume, and increased promotional activities partially offset by unfavorable foreign exchange impacts and inventory related charges in the now closed Meridian, Idaho facility.
Corporate. The change in corporate gross profit was not material.

Operating Expenses

	Quarter ended					Nine months ended
	January 3, 2016	As a % of Sales	December 28, 2014	As a % of Sales	$ Change	January 3, 2016	As a % of Sales	December 28, 2014	As a % of Sales	$ Change
Research and development	$3,681	0.6%	$2,318	0.5%	$1,363	$8,851	0.5%	$7,043	0.4%	$1,808
Selling, general, and administrative	88,591	15.0%	68,105	13.4%	20,486	252,011	15.2%	201,399	12.6%	50,612
Goodwill and tradename impairment	—	—%	52,220	10.3%	(52,220)	—	—%	52,220	3.3%	(52,220)
Total operating expenses	$92,272	15.6%	$122,643	24.2%	$(30,371)	$260,862	15.7%	$260,662	16.3%	$200
Quarter ended
Operating expenses decreased by $30,371 from the prior-year period driven by the absence of a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) recorded in the quarter ended December 28, 2014. Research and development costs increased primarily due to the acquisitions of CamelBak and Jimmy Styks. Selling, general, and administrative expenses increased primarily due to the acquisitions of CamelBak and Jimmy Styks, stand-alone public company costs incurred subsequent to the Spin-Off, stock-based compensation, and increased investment in selling and marketing expenses.
Nine months ended
Operating expenses were flat to the prior-year period. Research and development costs increased by $1,808 due to the acquisitions of CamelBak and Jimmy Styks. Selling, general, and administrative expenses increased by $50,612 primarily due to stand-alone public company costs incurred subsequent to the Spin-Off, stock-based compensation, increased investment in selling and marketing expenses, and the acquisitions of CamelBak and Jimmy Styks. These increases were offset by the absence of a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) recorded in the quarter ended December 28, 2014.
Net Interest Expense
Quarter ended
Net interest expense for the quarter ended January 3, 2016 was $7,776, a decrease of $581 compared to $8,357 in the comparable period of fiscal 2015. The decrease was due to our debt balances being lower than those allocated to us by Orbital ATK in the prior year period, partially offset by higher average interest rate on current debt.
Nine months ended
Net interest expense for the nine months ended January 3, 2016 was $16,908, a decrease of $8,373 compared to $25,281 in the comparable period of fiscal 2015. The decrease was due to our debt balances being lower than those allocated to us by Orbital ATK in the prior year period.
Income Tax Provision

	Quarter ended					Nine months ended
	January 3, 2016	Effective Rate	December 28, 2014	Effective Rate	$ Change	January 3, 2016	Effective Rate	December 28, 2014	Effective Rate	$ Change
Income taxes	$24,297	36.0%	$14,206	467.8%	$10,091	$68,326	38.4%	$56,519	47.0%	$11,807
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
Quarter ended
The income tax provisions for the quarters ended January 3, 2016 and December 28, 2014 represent effective tax rates of 36.0% and 467.8%, respectively. The decrease in the rate from the prior year quarter is primarily driven by the absence of the nondeductible goodwill impairment recorded in the previous year partially offset by the true-up of prior year taxes.

Nine months ended
The income tax provisions for the nine months ended January 3, 2016 and December 28, 2014 represent effective tax rates of 38.4% and 47.0%, respectively. The decrease in the rate from the prior year quarter is primarily driven by the absence of the nondeductible goodwill impairment recorded in the previous year, partially offset by the true-up of prior year taxes.

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

Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,958 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,536.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated and combined Statements of Cash Flows for the nine months ended January 3, 2016 and December 28, 2014 are summarized as follows:

	January 3, 2016	December 28, 2014
Cash provided by operating activities	$71,288	$79,174
Cash used for investing activities	(487,721)	(30,634)
Cash provided by (used for) financing activities	224,446	(21,112)
Effect of foreign exchange rate fluctuations on cash	(830)	(1,666)
Net cash flows	$(192,817)	$25,762
Operating Activities.
Net cash provided by operating activities was $71,288 compared to $79,174 in the prior year period, a change of $7,886. This decrease was caused by investments in working capital, including inventory to support sales activities and income tax and interest payments in the current year.
Investing Activities.
Net cash used for investing activities increased by $457,087, primarily caused by the acquisition of CamelBak and Jimmy Styks, partially offset by a decrease in capital expenditures.

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
Net cash provided by financing activities was $224,446, compared to a use of $21,112 in the prior year period, a change of $245,558, primarily due to the issuance of $350,000 in notes and a payment from Orbital ATK to adjust the aggregate dividend paid to Orbital ATK in fiscal 2015, partially offset by $115,194 of shares repurchased in the current year.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and pay dividends over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Agreement
As of January 3, 2016, we had total indebtedness of $686,875, which consisted of the following:

January 3, 2016
Credit Agreement dated December 19, 2014:
Term Loan due 2020	$336,875
Revolving Credit Facility due 2020	—
Total principal amount of Credit Agreement	336,875
5.875% Senior Notes due 2023	350,000
Principal amount of long-term debt	686,875
Less: Current portion	17,500
Carrying amount of long-term debt, excluding current portion	$669,375
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

The Credit Agreement contains financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Our financial covenant ratios as of January 3, 2016 were as follows:

	Interest Coverage Ratio†	Leverage Ratio*
Requirement	3.00	3.50
Actual	11.68	1.91
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
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of January 3, 2016, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the nine months ended January 3, 2016, we repurchased 2,607,436 shares for $115,355. Since the inception of the program through January 3, 2016 we have repurchased 2,769,436 shares for $122,225.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the nine months ended January 3, 2016 and December 28, 2014 no single customer accounted for more than 10% of total revenues. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of January 3, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the quarter ended January 3, 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
October 5, 2015 - November 1, 2015	432,988	$43.26	429,707
November 2, 2015 - November 29, 2015	508,331	44.03	508,043
November 30, 2015 - January 3, 2016	467,979	43.55	467,979
Fiscal Quarter Ended January 3, 2016	1,409,298	$43.64	1,405,729	1,747,353
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $44.51 on December 31, 2015.

(1)
Included in the total number of shares repurchased were 3,569 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to up to $200 million worth of shares of our common stock, executable over the next two years. We repurchased 2,607,436 shares for $115,355 in the nine months ended January 3, 2016 under this program. Since the inception of the program through January 3, 2016 we have repurchased 2,769,436 shares for $122,225. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

10.1*	Offer Letter between Vista Outdoor Inc. and Kelly T. Grindle (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2015).
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

VISTA OUTDOOR INC.
Date:	February 11, 2016	By:	/s/ Stephen M. Nolan
			Name:	Stephen M. Nolan
			Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)