Form 10-K
period 2016-03-31
Vista Outdoor Inc.
filed 2016-05-27
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
262 N University Avenue
Farmington, UT	84025
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (801) 447-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
____________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 4, 2015 the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $2.732 billion (based upon the closing price of the common stock on the New York Stock Exchange on October 2, 2015).
As of May 16, 2016, there were 60,732,574 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Certain business terms used in this document are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with our consolidated and combined financial statements included in this report.

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division ("Action Sports"), operated by Bell Sports Corp. The acquisition includes the market-leading brands Bell and Giro. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. The Action Sports brands are product category leaders, best-in-class innovators and industry pioneers in premium protective gear and related accessories. The Action Sports brands set the standard for innovation and excellence in cycling, snow sports, action sports and powersports. Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The acquisition of Action Sports includes more than 600 employees worldwide. The acquisition of Action Sports occurred after the end of our fiscal 2016 and is not presented in the description of our business or the financial information provided throughout.

Our Company

Vista Outdoor is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. Vista Outdoor operates in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 11 U.S. States, Canada, Mexico and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014.

We serve the outdoor sports and recreation markets through a diverse portfolio of over 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Bass Pro Shops, Cabela's, Dick's Sporting Goods, Gander Mountain, Recreational Equipment, Inc., Sportsman's Warehouse, Target and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.

Many of our brands have a rich, long-standing heritage, such as Federal Premium, founded in 1922, and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No. 1 sales position in the U.S. markets for ammunition, riflescopes, golf rangefinders, and hydration packs/bottles. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to improve performance, quality and affordability while providing world-class customer support to leading retail partners and end users. We have received numerous awards for product innovation by respected industry publications and for service from our retail customers. Additionally, high-profile professional sportsmen and athletes use and endorse our products, which influences the purchasing behavior of recreational consumers.

Our brands in the shooting sports and outdoor products markets include the following:

Shooting Sports	Outdoor Products
American Eagle	Alliant Powder	Hoppe's
Blazer	Bee Stinger	Jimmy Styks
CCI	BLACKHAWK!	M-Pro 7
Estate Cartridge	Bollé	Millett
Federal Premium	Bushnell	Night Optics
Force on Force	Butler Creek	Outers
Fusion	CamelBak	Primos
Independence	Cébé	RCBS
Savage Arms	Champion Target	Redfield
Savage Range Systems	Eagle	Serengeti
Speer	Final Approach	Simmons
Stevens	Gold Tip	Stoney Point
	GunMate	Tasco
	Gunslick Pro	Uncle Mike's
Weaver

We have approximately 5,800 employees across four continents. We also source finished product both domestically and internationally for global distribution. Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. Our strong wholesale and retail relationships and diverse product offering provide a unique competitive advantage that enhances our growth opportunities, provides sales stability and supports high levels of profitability.

Market Opportunity

We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, water sports and wildlife viewing, totaled $48 billion in 2011, according to the 2012 Outdoor Recreation Economy National Report issued by the Outdoor Industry Association, which publishes data every five years. Examples of the sports and activities we target include archery, bird watching, camping, cycling, golf, hiking, hunting, paddle boarding, snow skiing, and target shooting. We believe the sporting goods and outdoor recreation sectors are lucrative global markets with the potential for sustained future growth. We believe a greater awareness of, and participation in, outdoor sports and recreation has been a principal driver of this growth. We believe growth will continue, driven by positive shifts in consumer demographics utilizing our products, including increases in new, female and younger participants, and expanding interest in outdoor sports and shooting activities.

Outdoor Recreation and Accessories Industry

The outdoor recreation and accessories industry represents a large and growing focus area of our business. Examples of activities in this industry include archery, camping and hiking, cycling, fishing, golf, rock climbing, water sports, wildlife watching, and winter sports. Our consumers often participate in more than one of these activities. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities, both organically and through strategic acquisitions.

Shooting Sports Industry

Shooting sports products currently represent the largest proportion of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During fiscal 2014 and early 2015 firearms and ammunition sales experienced a decline. However, in recent months, overall NICS checks increased and we believe the market for both firearms and ammunition is stabilizing. We believe we are well-positioned to succeed in the shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

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

We employ a segmented brand strategy that leverages over 40 brands that are leaders in niche categories. This approach provides us with several competitive advantages:

•	Strong brand recognition, with the ability to command a leading market share position across several categories. For example:

◦	Federal Premium ammunition brand has a No. 1 market share in ammunition,

◦	Savage Arms is a nationally recognized long gun brand among hunters and recreational shooters who desire quality at an affordable price,

◦	Bushnell brand has a No. 1 market share in binoculars and golf rangefinders,

◦	CamelBak is the leading provider of hydration system solutions for individuals in the hiking, cycling, and winter sports markets,

◦	BLACKHAWK! is an industry leader in tactical accessories with a customer base that ranges from individual shooting enthusiasts to government customers who depend on its performance and durability,

◦	Hoppe's brand has a No. 1 market share in gun cleaning solutions and accessories.

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

• Increased presence and shelf space in our core retail channels. We are able to command more shelf space by offering a wide variety of brands.

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

We have continuously invested in research and development (R&D) and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. We have leveraged our scale to develop a sophisticated R&D business process that we believe is difficult to replicate. Our current intellectual property portfolio includes over 500 patents, providing us with valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 100 dedicated design and product development professionals across the organization. Recent examples of our innovative, market-leading products include:

•
American Eagle Syntech ammunition has a complete polymer coating that takes the place of the copper jacket in conventional target ammunition, eliminating metal-on-metal contact in the barrel. The result is smoother shooting and less friction, heat and barrel wear.

•
The new Savage Arms A22 Magnum is based on the A17 Semi-Automatic released in 2015 and named Guns and Ammo magazine's 2015 Rifle of the Year. The A22 features the same delayed blow back action as the A17.

•
The new Low Rider collection of mountain bike packs was released in 2015 and won the Enduro magazine's Design & Innovation award for the Skyline pack. The collection is focused on maximizing stability and a lower center of gravity for the rider.

•
The new Tour V4 family of golf rangefinders was unveiled at the PGA Show. The new Tour V4 and Tour V4 Slope edition are faster than their predecessor, 30% smaller, and increase the ease and accuracy in acquiring yardages.

Proven Manufacturing, Global Sourcing and Distribution Platform

We believe our state-of-the-art manufacturing expertise, leading sourcing and distribution capabilities, and high-quality retail, wholesale and distributor networks allow us to produce, deliver and replenish products in a more efficient and faster manner than our competitors. We believe this allows us to better meet the needs of our customers and end users. We operate 13 manufacturing facilities in the United States, Puerto Rico, Mexico and Canada. A large portion of our manufacturing requires rigorous adherence to regulatory standards and certification. These regulations provide high barriers to entry as they require significant capital investments and lengthy government approval processes to manufacture many of our high-volume products. Further, we believe that we leverage the scale and scope of our manufacturing operations to be the low-cost producer of many of our products.

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

We have a global presence, selling goods through our distribution network in North America, South America, Europe, Asia and Australia. We continue to leverage and enhance the scale and automation of our consolidated North American distribution centers to decrease overall distribution costs.

We maintain positive relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our top retail and distributor partners include Academy, AcuSport, Amazon, Cabela's, Dick's Sporting Goods, Gander Mountain, Nations Best Sports, Sports Inc., Sports South Inc., and Walmart. For many of our top retail partners, our management team interfaces directly with their executives to ensure we are delivering the products our retailers need to meet the demands of the end user in the most efficient and profitable manner possible. Furthermore, we believe our scale is a unique competitive advantage that allows us to leverage our platform to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support and organize product category merchandising plans. These capabilities give us an advantage as we believe few competitors offer this level of retail support or a more comprehensive product portfolio.

Proven M&A Capabilities

We have a history of successfully identifying, acquiring, integrating and growing complementary businesses. For example, in fiscal year 2014, we acquired two companies, Savage Arms and Bushnell, both of which grew our presence in the outdoor recreation and shooting sports markets and enhanced our manufacturing, product development and distribution platform for future acquisitions. In fiscal year 2016, we acquired two companies, Jimmy Styks and CamelBak, both of which continued our growing presence in the outdoor recreation market and expanded our product portfolio. We have also maintained the discipline to forgo certain acquisition opportunities that did not meet our specific operating and return on investment criteria. We believe our integrated outdoor sports and recreation platforms, leading brands and scale enable us to enhance the cost synergy potential and success of an acquisition by leveraging our customer relationships, sales and marketing resources, low-cost manufacturing and distribution network. We also believe our broad distribution network and retail partnerships can accelerate revenue growth in acquired companies.

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

Expand into Complementary or Adjacent Categories Through M&A

Given our financial flexibility and the highly fragmented nature of our industry, we believe we have the opportunity to continue to supplement our organic growth with acquisitions. We intend to maintain our highly disciplined approach to acquisitions, focusing on transactions that we believe will deliver significant shareholder value, create synergies and enable us to penetrate new markets, enter new product categories or service new channels. We intend to leverage the strength of our current brands and our knowledge of the end consumer to enter adjacent markets that target customers within the outdoor sports and recreation markets. We believe our free cash flow profile and strong balance sheet position provide us the financial flexibility to aggressively pursue strategic M&A.

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

Business Operations

Operating Segments

Vista Outdoor operates through two operating segments: Shooting Sports and Outdoor Products. Both of our segments enjoy expanded distribution for some of the most widely known and respected brands in the industry. See Note 16 to our consolidated and combined financial statements for financial information regarding our segments.

Shooting Sports

The Shooting Sports segment designs, develops, produces, and sources ammunition and firearms for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets. Our Federal Premium and Speer brands of ammunition are market-leaders. Additional ammunition brands include American Eagle, Blazer, CCI, Estate Cartridge, Fusion and Independence. Our firearms products include centerfire rifles, rimfire rifles, shotguns and range systems. The Savage Arms brand is a leader in the sporting long gun market. Other brands include Savage Range Systems and Stevens. Our Shooting Sports segment generated 62% of our external sales in fiscal year 2016.

Outdoor Products

The Outdoor Products product lines are archery/hunting accessories, global eyewear and sport protection, golf, hydration products, optics, shooting accessories, tactical products and water sports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Global eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear and helmets. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards. These products are marketed under a number of well-known brand names including: Alliant Powder, Bee Stinger, BLACKHAWK!, Bollé, Bushnell, Butler Creek, CamelBak, Cébé, Champion Target, Eagle, Final Approach, Gold Tip, GunMate, Gunslick Pro, Hoppe's, Jimmy Styks, M-Pro 7, Millett, Night Optics, Outers, Primos, RCBS, Redfield, Serengeti, Simmons, Stoney Point, Tasco, Uncle Mike's and Weaver. Our Outdoor Products segment generated 38% of our external sales in fiscal year 2016.

Customers and Marketing

Our customers are outdoor sporting enthusiasts, hunters, recreational shooters and athletes, as well as law enforcement and military professionals. Sales to our top ten retail customers accounted for approximately 40% of our consolidated net sales in fiscal year 2016. In fiscal year 2016, U.S. consumers represented 72% of our sales, while international customers represented 15% and law enforcement and military professionals represented 13%. See Note 16 to our consolidated and combined financial statements for further information regarding our customers and geographic information regarding our sales. We believe the outdoor industry is led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize third-party endorsements and purchased media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. For example, we routinely garner coverage in leading print and digital trade and non-trade publications that include Field & Stream, Guns & Ammo and American Rifleman. We supplement this exposure with data-driven print advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube influencers and Vista Outdoor brand portfolio content sites Range365 and Shoot101. Our approach is reaching the new and recreational target shooter audience. Our integrated efforts include broadcast exposure on top networks and sponsorship of ratings-leading programming such as Bone Collector, Buckmasters, Guns & Ammo and Primos' Truth About Hunting. We also rely on brand ambassadors within the industry such as Michael Waddell and Rickie Fowler, and mainstream personalities such as Troy, Jacob, and Chase Landry on the hit series "Swamp People".

Quality Assurance

We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We have also have a customer call center process, which allows us to collect important customer data, providing us with the opportunity to make improvements to our quality to ensure that our customers are satisfied with our customer service process.

Employees

We employ approximately 5,800 people. We operate 13 manufacturing facilities in the United States, Puerto Rico, Mexico and Canada. We have union-represented employees at our Westfield, MA location, comprising approximately 6% of our total workforce. We have had no strikes or work stoppages during the last five years. We believe that our employee relations are generally good.

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Significant competitors in the outdoor sporting market include Amer Sports, Jarden, Johnson Outdoors, and Thule Group. Significant accessories competitors include major optics companies Luxottica Group and Nikon and hydration system competitors including Bubba, Contigo, and Nalgene. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition and Wolf. Significant firearms competitors include Mossberg, Marlin, Ruger, Remington Arms, Smith and Wesson and Winchester.

Seasonality

Our business experiences a certain level of seasonality. Sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather in those periods. Sales of our hunting accessories are generally highest during the months of August to December due to shipments around the fall hunting season and holidays. Sales of sporting ammunition have historically been lower in our first fiscal quarter. Our winter sport accessories sales can be negatively impacted by unseasonably warm or dry weather in our markets.

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

Our operations are subject to a variety of international, federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance with these laws and regulations and that forward-looking, proper and cost-effective management of air, land and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. We incur operating and capital costs on an ongoing basis to comply with environmental requirements, and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.

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

As a manufacturer and distributor of consumer products, we are subject to various domestic and international consumer product safety laws, such as the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to investigate and deem certain of our products as unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission or similar international agencies could ask a court to require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products.

We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives and ammunition. If we fail to comply with these rules and regulations, these agencies may limit our growth or business activities, or, in extreme cases, revoke our licenses to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local and foreign laws, regulations and protocols. Applicable laws:

• require the licensing of all persons manufacturing, exporting, importing or selling firearms and ammunition as a business;

• require serialization, labeling and tracking the acquisition and disposition of firearms, certain types of ammunition, and certain related products;

•	require background checks for purchasers of firearms;

• impose waiting periods between the purchase of a firearm and the delivery of a firearm;

• prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;

• regulate the use and storage of gun powder or other energetic materials;

• regulate the interstate sale of certain firearms and ammunition;

• prohibit the interstate mail-order sale of firearms;

• regulate our employment of personnel with certain criminal convictions; and

• restrict access to firearm or ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.

In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of our products including firearms, shotguns, ammunition and night vision devices, amongst other products. In many instances, we must obtain export authorizations for international shipments. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

We are also regulated by the U.S. Department of Homeland Security, which handles the out-bound and in-bound movement of certain of our products, as well as components, parts, and materials used in our manufacturing processes. The agency can detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. Also, the agency works closely with the Department of State and the Department of Commerce to ensure compliance in protection of national security.

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

Executive Officers
The following table sets forth certain information with respect to Vista Outdoor's executive officers as of May 27, 2016:

Name	Age	Title
Mark W. DeYoung	57	Chairman and Chief Executive Officer
Stephen M. Nolan	47	Senior Vice President and Chief Financial Officer
Scott D. Chaplin	49	Senior Vice President, General Counsel and Secretary
Stephen S. Clark	47	Senior Vice President, Human Resources and Corporate Services
Kelly T. Grindle	49	President, Outdoor Products
Robert J. Keller	48	President, Shooting Sports

Each of the above individuals serves at the pleasure of the Board of Directors. No family relationship exists among any of the executive officers or among any of them and any director of Vista Outdoor. There are no outstanding loans from Vista Outdoor to any of these individuals. Information regarding the employment history (in each case with Vista Outdoor unless otherwise indicated) of each of the executive officers is set forth below.

Mark W. DeYoung, age 57, has served as our Chairman and Chief Executive Officer since Vista Outdoor's creation in February 2015. Mr. DeYoung served as President and Chief Executive Officer of Orbital ATK from February 2010 to February 2015. From 2002 to February 2010, he was President of Orbital ATK's largest business segment, the Armament Systems Group (formerly Ammunition Systems Group). Mr. DeYoung is the Chairman of the Congressional Sportsmen's Foundation in Washington DC and has served on the foundation's board for nearly eight years. He also served on the board of the National Shooting Sports Foundation. He has current and past memberships in Ducks Unlimited, Wild Sheep Foundation, Pheasants Forever, Rocky Mountain Elk Foundation, Mule Deer Foundation, Quail Forever, and the NRA. Mr. DeYoung has over 25 years of experience acquiring, growing and improving the performance of businesses in the defense, aerospace and commercial sectors.

Stephen M. Nolan, age 47, has served as our Senior Vice President and Chief Financial Officer since February 2015. Mr. Nolan served as Senior Vice President of Strategy and Business Development of Orbital ATK from July 2013 to February 2015. From February 2013 through July 2013, he served as Orbital ATK's Interim Senior Vice President of Business Development. From 2010 to 2013, he was Orbital ATK's Vice President, Strategy and Business Development, Aerospace Systems, and from 2009 to 2010, he was Orbital ATK's Vice President and General Manager, Advanced Systems. Prior to that, he held a number of leadership positions across Orbital ATK. Before joining Orbital ATK in 2006, he was a Director of Corporate Strategy and Development at Raytheon Company and, before that, an Engagement Manager at McKinsey & Company.

Scott D. Chaplin, age 49, has served as our Senior Vice President, General Counsel and Secretary since February 2015. Mr. Chaplin served as Senior Vice President, General Counsel and Corporate Secretary of Orbital ATK from October 2012 through February 2015. Before joining Orbital ATK, he served as Senior Vice President, General Counsel and Corporate Secretary of Stanley, Inc., an information technology company and before that as Vice President and General Counsel of BAE Systems Information Technology. From 1999 to 2004, he served as Vice President and General Counsel of DigitalNet, Inc. He also worked as an adjunct professor of law at American University, Washington College of Law and as an associate attorney for Morgan, Lewis & Bockius LLP and Reed Smith LLP, both in Washington, D.C.

Stephen S. Clark, age 47, has served as our Senior Vice President, Human Resources and Corporate Services since February 2015. Prior to joining Vista Outdoor, Mr. Clark served as Senior Vice President and Chief People Officer for the H.J. Heinz Company, a food products manufacturer. He joined Heinz in 2002 and held various and increasing leadership roles within the human resources function, including serving as Senior Vice President and Chief People Officer from October 2005 to June 2013. Mr. Clark was the director of staffing for the Salt Lake Organizing Committee (SLOC) for the 2002 Olympic and Paralympic Winter Games from 1998 to 2002. He also served in human resources management positions for Pizza Hut, Inc. from 1995 to 1998.

Kelly T. Grindle, age 49, has served as our President, Outdoor Products since January 2016. Prior to joining Vista Outdoor, Mr. Grindle served as Senior Group Vice President, Marine Electronics, Watercraft and Diving for Johnson Outdoors, Inc. Prior to this he served in a variety of leadership roles within Johnson Outdoors beginning when he joined the company in 2000.

Robert Keller, age 48, has served as our President, Shooting Sports since May 2016. Prior to joining Vista Outdoor, Mr. Keller was the President and CEO of Escalade, Inc., from August 2007 to December 2015. From May 2005 to Sept. 2006, he was the

President of Disston Company. From 2000 to 2005, Mr. Keller worked for Russell Corporation in various positions of increasing responsibility including President of a sports apparel unit. From 1997 to 2000, Mr. Keller worked for Coca-Cola Company as a Managing Director. From 1993 to 1997, he co-founded and led Armor All Home Care, later acquired by The Clorox Company.
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

Glossary and Acronyms

Glossary

Bushnell: Refers to Bushnell Group Holdings, Inc.

2014 Credit Agreement: Refers to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of December 19, 2014 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto.

2016 Credit Agreement: Refers to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of April 1, 2016 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto.

Form 10: Registration Statement filed by Vista Outdoor on Form 10, as amended on January 16, 2015.

Lake City: Refers to the Lake City Army Ammunition Plant operated by a subsidiary of OrbitalATK.

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

PRP: potentially responsible party

R&D: research and development

SEC: Securities and Exchange Commission

SFIA: Sports & Fitness Industry Association

VPM: Vista Performance Management

ITEM 1A.    RISK FACTORS
Vista Outdoor is subject to a number of risks, including those related to domestic and international sales. The material risks facing Vista Outdoor are discussed below.

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.

We operate in a highly competitive industry and we compete against manufacturers that have well-established brand names and strong market positions. Significant competitors in the outdoor sporting market include Amer Sports, Jarden, Johnson Outdoors, and Thule Group. Significant accessories competitors include major optics companies Luxottica Group and Nikon and hydration system competitors including Bubba, Contigo, and Nalgene. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition and Wolf. Significant firearms competitors include Mossberg, Marlin, Ruger, Remington, Smith and Wesson and Winchester.

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

Our results of operations could be materially harmed if we are unable to forecast demand for our products accurately.

We often schedule internal production and place orders for products with third party suppliers before receiving firm orders from our customers. For example, the ammunition products supply agreement with Orbital ATK offers an incentive for us to place a large advance order. Under such agreement, if we place a sizable order for certain ammunition products prior to the start of the fiscal year in which they are to be delivered, during such fiscal year, subject to certain exceptions, Orbital ATK will only sell small-caliber ammunition products manufactured at its Lake City plant to us and the U.S. Department of Defense. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

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

• weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and

• the domestic political environment, including debate over the regulation of firearms, ammunition and related products.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, financial condition or results of operations. If we underestimate demand for our products, our manufacturing facilities or third party suppliers may not be able to create products that meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

Our sales are highly dependent on purchases by several large retail customers, and we may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.

The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten retail customers accounted for approximately 40% of our consolidated net sales in the fiscal year ended March 31, 2016. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.

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

We rely on Orbital ATK for certain of our ammunition and gun powder products. Concurrently with the Spin-Off, we entered into a supply agreement with a subsidiary of Orbital ATK pursuant to which the Lake City plant operated by such subsidiary will manufacture and supply certain of our requirements for 5.56mm (including .223 caliber), 7.62mm and .50 caliber ammunition products, subject to certain exceptions. We also entered into an additional Supply Agreement pursuant to which a subsidiary of Orbital ATK will manufacture and supply certain of our gun powder products. The Supply Agreements provide that, following the Spin-Off, (1) Orbital ATK and its subsidiaries will manufacture and supply all of our requirements for 5.56mm (including .223 caliber), 7.62mm and .50 caliber cartridge ammunition products, in each case excluding any frangible ammunition products (referred to as the "ammunition products") and certain Alliant canister gun powder products (referred to as the "gun powder products"), subject to capacity limitations and, in the case of ammunition products, the priority rights of the U.S. Department of Defense and (2) we will purchase all of our requirements for such products from Orbital ATK and its subsidiaries (and will not purchase such products from another party or manufacture such products ourselves), subject to the right to "cure" if Orbital ATK and its subsidiaries fail to perform. Notwithstanding the foregoing, we generally may continue to manufacture certain ammunition historically manufactured by the Shooting Sports segment.

If our ammunition products order for a given fiscal year meets or exceeds an agreed amount, during such fiscal year, subject to certain exceptions, Orbital ATK and its subsidiaries will only be permitted to sell small caliber ammunition products produced at its Lake City plant to us and the U.S. Department of Defense. If our ammunition products order for a given fiscal year is less than such amount, then Orbital ATK and its subsidiaries may sell those small caliber ammunition products to any other party during such fiscal year. Orbital ATK and its subsidiaries will only be permitted to sell canister gun powder products to us, irrespective of the amount of gun powder products ordered by us. The ammunition products Supply Agreement also prohibits us from reselling 5.56mm (including .223 caliber), 7.62mm and .50 caliber ammunition products (excluding any frangible ammunition products) to the U.S. Department of Defense, although we generally may continue to sell to the U.S. Department of Defense certain ammunition that the Shooting Sports segment historically sold to the U.S. Department of Defense.

The initial term of each Supply Agreement expires on February 9, 2018. The ammunition products Supply Agreement is renewable for an additional three-year term and one further term thereafter ending on September 30, 2023, while the gun powder products Supply Agreement is renewable for additional one-year terms. After the Spin-Off, our relationship with Orbital ATK has changed and such change may affect our supply of ammunition products and gun powder products. We may not be able to renew the Supply Agreements or that we will be able to source ammunition products or gun powder products from another supplier on favorable terms or at all. If we fail to maintain an adequate supply of ammunition products and gun powder products, our business, financial condition or results of operations could be adversely affected.

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

• import and export controls;

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

• cancellation of existing orders;

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

Sales of our hunting accessories are highest during the months of August through December due to shipments around the fall hunting season and holidays. In addition, sales of our ammunition have historically been lower in our first fiscal quarter. The seasonality of our sales may change in the future. Seasonal variations in our results of operations may reduce our cash on hand, increase our inventory levels and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

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

Some of our products are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability or personal injury claims and litigation relating to the use or misuse of our products including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, such claims could have a material adverse effect on our business. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

Defects in our products could reduce demand for our products and result in a decrease in sales, delays in market acceptance and damage to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our products and component parts from third party suppliers and may not be able to detect defects in such products or component parts until after they are sold. Defects in our products may result in a loss of sales, recall expenses delay in market acceptance and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, financial condition or results of operations.

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

If our efforts to protect the security of personal information about our customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cyber security breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation and our reputation could suffer.

Our operations, especially our retail operations, involve the storage and transmission of our customers’ and consumers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, government enforcement action and litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our customers’ and consumers’ data, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers and consumers, which could adversely affect our business.

We also rely extensively on our computer systems to manage our ordering, pricing, inventory replenishment and other processes. Our systems could be subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations.

We are exposed to risks associated with acquisitions, which could adversely affect our future financial results.

Our business strategy includes growth through acquisitions or other transactions. We have completed three strategic acquisitions since the Spin-Off. Acquisitions involve a number of risks. The expected benefits of any future acquisitions or other transactions may not be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close that could significantly impact our business, financial condition or results of operations. Additionally, after any acquisition, unforeseen issues could arise that adversely affect our anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual results of operations may vary significantly from initial estimates. For example, in fiscal year 2015 we recorded an impairment to the goodwill associated with our acquisition of the Savage business, which impairment related to the market correction then impacting demand for firearms. Furthermore, we may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management, which could have an adverse impact on our business, financial condition or results of operations.

Risks associated with our acquisitions also include costs and difficulties related to the integration of acquired companies with our operations and unanticipated liabilities or contingencies. For example, we are currently involved in litigation in connection with the Bushnell acquisition, pursuant to which we have sued the seller of Bushnell in connection with the working capital purchase price adjustment.

Risks arising from our acquisitions also include a potential delay in adpoting our financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to the integration of the acquired business with our business, potential unknown liabilities associated with the acquired company, challenges inherent in effectively managing an increased number of employees in diverse locations and the challenge of creating uniform standards, controls, procedures, policies, and information systems. These and other risks relating to our acquisitions could have an adverse effect on our business, financial condition or results of operations.

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

In addition, certain of our products and brands benefit from endorsements and support from particular sportsmen, athletes or other celebrities, and those products and brands may become personally associated with those individuals.  As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

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

In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our results of operations.

In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Failure to attract and retain key personnel could have an adverse effect on our results of operations.

Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales and information technology professionals and others. We face intense competition for these individuals worldwide, and there is a significant concentration of our competitors in and around our headquarters in Farmington, Utah. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We need to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of financing. Our ability to obtain future financing will depend, among other things, on our financial condition or results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. We cannot assure you that we will have access to the capital markets on terms we find acceptable or at all.

The terms of the agreements governing our debt restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our 2016 Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limits our ability to engage in actions that may be in our long-term best interests, including restrictions on our and our subsidiaries' ability to:

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

The indenture governing our 5.875% Senior Notes due 2023 (the “5.875% Notes”) also contains many of these same restrictions.

In addition, the 2016 Credit Agreement has financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the 2016 Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the 2016 Credit Agreement) of 3.50 to 1.00 or less.

As a result of all of these restrictions, we may be:

• limited in how we conduct our business and pursue our strategy;

• unable to raise additional debt or equity financing that we may require to operate during general economic or business downturns; or

• unable to compete effectively or to take advantage of new business opportunities.

A failure to comply with the covenants in the 2016 Credit Agreement could result in an event of default under the 2016 Credit Agreement, which could allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 5.875% Notes could result in an event of default, which could allow the holders of the 5.875% Notes to accelerate these notes. The 2016 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness in such circumstances.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

A significant portion of our long-term indebtedness consists of term loans with variable rates of interest that expose us to interest rate risk. Furthermore, any amounts drawn under the revolving credit facility available under our 2016 Credit Agreement will accrue interest at variable rates. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. With $720,000 of indebtedness as of April 1, 2016 outstanding under the 2016 Credit Agreement, a change of 1/8 of one percent in interest rates on our variable rate indebtedness would result in a $0.9 million change in annual estimated interest expense. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not fully mitigate our interest rate risk.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

During the fiscal year ended March 31, 2016, approximately 15% of our revenue was generated from sales outside the United States. This revenue (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated and combined financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, Australian dollar, British pound sterling, Canadian dollar and other major currencies, as it did in calendar 2015, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

A portion of our workforce belongs to a union. Failure to successfully negotiate or renew the collective bargaining agreement, or any strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.

Approximately 6.0% of our employees are covered by a collective bargaining agreement, which expires on June 30, 2017. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew our collective bargaining agreement on satisfactory terms, which could adversely impact our results of operations. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Facilities.    As of March 31, 2016, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 3.5 million square feet. These facilities are either owned or leased.
As of March 31, 2016, our operating segments had significant operations at the following locations:

Shooting Sports	Lewiston, ID; Westfield, MA; Anoka, MN
Outdoor Products	Oroville, CA; San Diego, CA; Lenexa, KS; Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR
Corporate	Clearfield, UT; Anoka, MN
The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2016:

	Owned	Leased	Total
Shooting Sports	1,567	221	1,788
Outdoor Products	151	1,426	1,577
Corporate	—	116	116
Total	1,718	1,763	3,481
Percentage of total	49%	51%	100%
Our properties are well maintained and in good operating condition and are sufficient to meet our near-term operating requirements.
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
The trading price data, as reported on the NYSE for the indicated periods is as follows:

	High	Low
Fiscal 2016:
Quarter ended March 31, 2016	$53.91	$42.08
Quarter ended January 3, 2016	$46.90	$41.78
Quarter ended October 4, 2015	$49.27	$41.34
Quarter ended July 5, 2015	$47.96	$40.53

Fiscal 2015:
January 29, 2015 - March 31, 2015	$46.50	$31.00
The number of holders of record of Vista Outdoor's common stock as of May 16, 2016 was 4,327.
We have not paid, and do not currently expect to pay, dividends on our common stock. Instead, we intend to retain our future earnings to finance the growth and development of our business and for working capital and general corporate purposes. The declaration and payment of dividends by us is subject to the discretion of the Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. The discussion of limitations on the payment of dividends as a result of the 2016 Credit Agreement and the 5.875% Notes discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity," is incorporated herein by reference.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights, and vesting of restricted stock units and deferred compensation under our 2014 Stock Incentive Plan as of March 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan(1)			4,792,877
Stock Options	612,671	$26.42	—
Restricted Stock Units	266,821	—	—
Deferred Compensation (2)	48,069	—	—
Performance Awards(3)	312,282	—	—
Total	1,239,843	$—	—
__________________________________________________________

(1)
The aggregate number of shares of Vista Outdoor common stock that may be issued under all stock-based awards granted under the Vista Outdoor 2014 Stock Incentive Plan is equal to the sum of (a) 5,750,000 and (b) 668,136 shares issuable pursuant to Vista Outdoor stock options and other equity awards granted in connection with the Spin-Off in respect of stock options and other equity based awards of OrbitalATK that were outstanding immediately prior to the Spin-Off, in each case as specified in the Transaction Agreement.

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

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
Fiscal Quarter Ended March 31, 2016
January 4 - January 31	259,800	$45.23	259,800
February 1 - February 28	191,966	46.58	190,974
February 29 - March 31	178,617	51.47	120,876
Fiscal Quarter Ended March 31, 2016	630,383	$47.41	571,650	981,061

____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $51.91 on March 31, 2016.

(1)
Included in the total number of shares repurchased were 58,733 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to up to $200 million worth of shares of our common stock, executable over the next two years. Under this program, we repurchased 3,179,086 and 162,000 shares for $142,200 and $6,870 in fiscal 2016 and 2015, respectively. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2016 fiscal year end, the cumulative total return for Vista Outdoor common stock with the comparable cumulative total return of two indexes:

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

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended March 31
(Amounts in thousands except per share data)	2016	2015	2014	2013	2012
Results of Operations
Sales	$2,270,734	$2,083,414	$1,873,919	$1,196,031	$1,042,914
Cost of sales	1,651,289	1,554,493	1,406,616	953,593	850,506
Gross profit	619,445	528,921	467,303	242,438	192,408
Operating expenses:
Research and development	12,512	9,518	13,984	8,720	7,497
Selling, general, and administrative	344,175	283,029	219,512	132,263	106,816
Goodwill and tradename impairment (1)	—	52,220	—	—	47,791
Income before interest and income taxes	262,758	184,154	233,807	101,455	30,304
Interest (expense) income, net	(24,351)	(30,108)	(15,469)	7	3
Income before income taxes	238,407	154,046	218,338	101,462	30,307
Income tax provision	91,370	74,518	85,081	36,770	19,647
Net income	$147,037	$79,528	$133,257	$64,692	$10,660
Vista Outdoor Inc.'s earnings per common share:
Basic (2)	$2.36	$1.25	$2.09	$1.01	$0.17
Diluted (2)	$2.35	$1.25	$2.09	$1.01	$0.17
Financial Position
Net current assets	$680,763	$706,806	$451,623	$186,075	$169,917
Net property, plant, and equipment	203,485	190,607	189,071	123,604	118,225
Total assets	2,942,634	2,512,446	2,399,798	782,935	734,939
Long-term debt (including current portion)	670,287	339,665	1,003,535	—	—
Vista Outdoor Inc. stockholders' equity	1,660,167	1,648,764	870,731	531,900	520,305
Other Data
Depreciation and amortization of intangible assets	$72,614	$66,551	$44,902	$25,128	$24,490
Capital expenditures(3)	41,526	43,189	40,234	23,395	23,611
Operating margin(4)	11.6%	8.8%	12.5%	8.5%	2.9%
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

(2)
For periods prior to February 9, 2015 we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS, as we had no outstanding common shares or dilutive stock-based awards. 63,875,000 represents the number of shares issued upon the Spin-Off.

(3)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(4)	Represents income before interest and income taxes expressed as a percentage of sales.
See Note 3 to the consolidated and combined financial statements for a description of acquisitions made since the beginning of fiscal 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
This Annual Report on Form 10-K contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. Words such as "may," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including the following:

•	general economic and business conditions in the United States and our other markets, including conditions affecting employment levels, consumer confidence and spending;

•	our ability to attract and retain key personnel and maintain and grow our relationships with customers, suppliers and other business partners;

•	our ability to adapt our products to changes in technology, the marketplace and customer preferences;

•	our ability to maintain and enhance brand recognition and reputation;

•	reductions, unexpected changes in or our inability to accurately forecast demand for ammunition, firearms or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy, including our ability to complete and realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

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
It is not possible to predict or identify all such factors and the list above should not be considered to be a complete statement of all potential risks and uncertainties. New factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these factors is contained in Item 1A of this report and may also be contained in our filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Bass Pro Shops, Cabela's, Dick's Sporting Goods, Gander Mountain, Recreational Equipment, Inc., Sportsman's Warehouse, Target and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of March 31, 2016, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, Vista Outdoor's Chief Executive Officer. As of March 31, 2016, Vista Outdoor's two operating segments were:

•
Shooting Sports, which generated 62% of our sales in fiscal year 2016. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products, which generated 38% of our sales in fiscal year 2016. The Outdoor Products product lines are archery/hunting accessories, global eyewear and sport protection, golf, hydration products, optics, shooting accessories, tactical products and water sports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Global eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear and helmets. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2016 financial results and subsequent results included the following:
Financial highlights for fiscal 2016

•
Annual sales of $2,270,734 and $2,083,414 for the fiscal years ended March 31, 2016 and 2015, respectively. The increase was driven by the acquisition of CamelBak and Jimmy Styks and increase in demand within the shooting sports market, partially offset by unfavorable foreign currency impacts.

•
Gross profit was $619,445 and $528,921 for the fiscal years ended March 31, 2016 and 2015, respectively. The increase was driven by the sales increase noted above, product mix, and favorable material procurement.

•
The decrease in the current year's tax rate to 38.3% from 48.4% in the year ended March 31, 2015 was primarily caused by the absence of the nondeductible goodwill impairment recorded in the prior year period and lower nondeductible transaction costs, partially offset by true-up of deferred taxes and income taxes payable.

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

•	On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% senior notes (the “Notes”) that mature on October 1, 2023.

•	During fiscal 2016, we repurchased 3,179,086 shares for $142,200.

Notable events-Subsequent to year end

•
On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, which was operated by Bell Sports Corp. The acquisition includes the market-leading brands Bell and Giro, as well as Blackburn, CoPilot, Krash and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved.

•
On April 1, 2016, in connection with the Action Sports Acquisition, we completed a refinancing of our senior secured credit facilities, under which our term loan balance was $332,500, by entering into new senior secured credit facilities consisting of a $400,000 revolving credit facility and a $640,000 term loan facility maturing April 1, 2021. We also drew $80,000 on our revolving credit facility to fund the purchase of Action Sports.

Outlook
Shooting Sports market - The current year has seen an increase in the number of new long-gun background checks as evidenced by the NICS.  This increase along with higher sales on a year-over-year basis within Shooting Sports in the back half of fiscal year 2016, indicates the market is stabilizing after the declines seen in fiscal years 2014 and 2015.

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

Income Taxes
Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated and combined financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is our policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis, we take into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
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
On June 21, 2013, we acquired Savage Arms, a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, the company designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. Savage Arms is included within the Shooting Sports segment. The purchase price was $315,000 net of cash acquired. We believe the acquisition complemented our growing portfolio of leading consumer brands and allowed us to build upon offerings with Savage Arms' prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage Arms' sales distribution channels, new product development, and sophistication in manufacturing significantly increased our presence with a highly relevant product offering to distributors, retailers and consumers. Savage Arms employed approximately 400 employees at acquisition. The purchase price allocation was completed during the first quarter of fiscal 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

On November 1, 2013, we acquired Bushnell. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and eyewear. Bushnell is included within the Outdoor Products segment. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. We believe the acquisition broadened our existing capabilities in the commercial shooting sports market and expanded our portfolio of branded shooting sports products. In addition, this transaction enabled us to enter new sporting markets in golf and snow sports. We have leveraged Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalized on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employed approximately 1,100 employees at acquisition. The purchase price allocation was completed during the third quarter of fiscal year 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. The total amount of goodwill related to the acquisition expected to be deductible for tax purposes is $19,095.

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of the acquisition. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business.

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

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use.

CamelBak’s products include hydration packs, reusable bottles and individual water purification and filtration systems. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

Accounting for Goodwill and Indefinite Lived Intangible Assets

We test goodwill and indefinite lived intangible assets for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units on a standalone basis for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes. Based on this analysis, we have identified four reporting units, as of the fiscal 2016 testing date.
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
In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our plan, as reviewed by the Board of Directors, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit.
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
Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or tradenames could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and tradenames for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or tradenames as appropriate.
Results of our fiscal year 2016 Impairment Test
For the fiscal year 2016 goodwill impairment assessment performed as of January 4, 2016, we utilized estimated cash flows from our plan and assumed a terminal growth rate thereafter of 3%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 8% to 10%. An assumed value was also determined using multiples by comparing operating results from guideline companies.
The results of our fiscal year 2016 goodwill impairment test indicated that the estimated fair value of reporting units tested exceeded their carrying value by more than 10%, which we deem to be a sufficient excess.
For the fiscal year 2016 tradenames impairment assessment performed as of January 4, 2016, we utilized estimated revenues from our plan and assumed a royalty rate of 3% to 6% and a terminal growth rate thereafter of 3%. The cash flows were then discounted using a separate discount rate for each tradename which ranged from 9% to 11%. All indefinite intangible assets tested had a fair value that was significantly in excess of carrying value which we define as greater than 10%.
Results of Operations
The following information should be read in conjunction with our consolidated and combined financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit and cash flows.
Segment total net sales, cost of sales and gross profit exclude intercompany sales and profit.
Fiscal 2016
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2016	2015	$ Change	% Change
Shooting Sports	$1,408,973	$1,353,092	$55,881	4.1%
Outdoor Products	861,761	730,322	131,439	18.0%
Total sales	$2,270,734	$2,083,414	$187,320	9.0%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Shooting Sports.    The increase in sales was primarily driven by increases in firearm and rimfire ammunition volume, partially offset by decreases in shotshell volume. The volumes in the back half of fiscal 2016 improved as market demand stabilized.
Outdoor Products.    The increase in sales was driven by sales of $121,285 from the acquisitions of CamelBak and Jimmy Styks, increased volumes in shooting accessories, golf, and optics partially offset by decreases in tactical products and unfavorable foreign exchange impacts.

Cost of Goods Sold and Gross Profit
The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2016	2015	$ Change	% Change
Shooting Sports	$1,032,016	$1,021,947	$10,069	1.0%
Outdoor Products	618,944	530,279	88,665	16.7%
Corporate	329	2,267	(1,938)	(85.5)%
Total cost of sales	$1,651,289	$1,554,493	$96,796	6.2%

	Years Ended March 31
Gross Profit	2016	2015	$ Change	% Change
Shooting Sports	$376,957	$331,145	$45,812	13.8%
Outdoor Products	242,817	200,043	42,774	21.4%
Corporate	(329)	(2,267)	1,938	(85.5)%
Total	$619,445	$528,921	$90,524	17.1%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Shooting Sports.    The increase in gross profit was primarily driven by volume, product mix, raw material procurement favorability, and a previously announced rimfire ammunition price increase.
Outdoor Products.   The increase in gross profit was primarily driven by $47,929 from the acquisitions of CamelBak and Jimmy Styks, increased sales volume, and increased promotional activities, partially offset by unfavorable foreign exchange impacts, unfavorable product mix and inventory related charges in the now closed Meridian, Idaho facility.
Corporate.   The increase in corporate gross profit was caused by decreased foreign currency losses from the prior year.
Operating Expenses

	Years Ended March 31
	2016	As a % of Sales	2015	As a % of Sales	Change
Research and development	$12,512	0.6%	$9,518	0.5%	$2,994
Selling, general and administrative	344,175	15.2%	283,029	13.6%	61,146
Goodwill and tradename impairment	—	—%	52,220	2.5%	(52,220)
Total	$356,687	15.8%	$344,767	16.6%	$11,920
Operating expenses increased by $11,920. Research and development costs increased due to the acquisitions of CamelBak and Jimmy Styks. Selling, general and administrative expenses increased primarily due to the acquisitions of CamelBak and Jimmy Styks, stand-alone public company costs incurred subsequent to the Spin-Off, stock-based compensation, and increased investment in selling and marketing efforts, partially offset by lower merger and acquisition transaction expenses in the current year compared to the prior year. These increases were partially offset by the absence of a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) recorded in the fiscal year ended March 31, 2015.
Net Interest Expense

	Years Ended March 31
	2016	2015	$ Change	% Change
Interest expense	$24,351	$30,108	$(5,757)	(19.1)%
The decrease in interest expense was due to our debt balances being lower than those allocated to us by Orbital ATK in the prior year period, partially offset by a higher average interest rate.

Income Tax Provision

	Years Ended March 31
	2016	Effective Rate	2015	Effective Rate	Change
Income tax provision	$91,370	38.3%	$74,518	48.4%	$16,852
The decrease in the current period tax rate is primarily due to the absence of the nondeductible goodwill impairment recorded in the prior year period and lower nondeductible transaction costs, partially offset by true-up of deferred taxes and income taxes payable.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal 2016 of 38.3% differs from the federal statutory rate of 35.0% primarily due to state income taxes and true-up of deferred and payable taxes, partially offset by DMD, which decreased the rate.
The effective tax rate for fiscal year 2015 of 48.4% differs from the federal statutory rate of 35.0% due to the nondeductible goodwill impairment, state income taxes and nondeductible transaction costs, partially offset by DMD and true-up of prior year taxes, which decreased the rate.
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
Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. The IRS is also currently auditing the our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2016 and 2015, the total amount of unrecognized tax benefits was $36,194 and $30,768, respectively, of which $29,884 and $25,875, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $5,388 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,574. See Note 11 to the consolidated and combined financial statements for further details.
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $3,234 at March 31, 2016 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal year 2016 primarily due to the expiration of certain capital losses and credits and the use of certain credits.

Fiscal 2015
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2015	2014	$ Change	% Change
Shooting Sports	$1,353,092	$1,422,442	$(69,350)	(4.9)%
Outdoor Products	730,322	451,477	278,845	61.8%
Total sales	$2,083,414	$1,873,919	$209,495	11.2%

The overall fluctuation in net sales was driven by the changes within the operating segments as described below.

Shooting Sports.    The decrease in sales was primarily caused by reduced volume of .223/5.56 ammunition (which is primarily sourced from Orbital ATK), primers and firearms as a result of softening market demand, partially offset by an increase in pistol and rimfire ammunition due to additional capacity and by an increase of $15,100 as result of the Savage Arms acquisition during fiscal year 2014.

Outdoor Products.    The increase in sales was primarily driven by an increase of $335,700 as result of the acquisition of Bushnell during fiscal year 2014, partially offset by softening in the tactical accessories and reloading business.

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

Shooting Sports.    The decrease in gross profit was primarily caused by reduced sales volumes, product mix and targeted promotional activity in response to market conditions, partially offset by a $5,700 increase due to the Savage Arms acquisition in fiscal year 2014.

Outdoor Products.   The increase in gross profit was primarily driven by a $98,000 increase attributable to the acquisition of Bushnell during fiscal year 2014 and the absence of facility rationalization costs from the prior-year period.

Corporate.   The decrease in corporate gross profit was caused by increased foreign currency losses.

Operating Expenses

	Years Ended March 31
	2015	As a % of Sales	2014	As a % of Sales	Change
Research and development	$9,518	0.5%	$13,984	0.7%	$(4,466)
Selling, general and administrative	283,029	13.6%	219,512	11.7%	63,517
Goodwill and tradename impairment	52,220	2.5%	—	—%	52,220
Total	$344,767	16.6%	$233,496	12.4%	$111,271

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
Net Interest Expense

	Years Ended March 31
	2015	2014	$ Change	% Change
Interest expense	$30,108	$15,469	$14,639	94.6%
The increase in interest expense was due to the allocation of debt and interest expense to Vista Outdoor from Orbital ATK due to the acquisition of Bushnell and Savage Arms.
Income Tax Provision

	Years Ended March 31
	2015	Effective Rate	2014	Effective Rate	Change
Income tax provision	$74,518	48.4%	$85,081	39.0%	$(10,563)

The increase in the current period tax rate is primarily due to nondeductible goodwill impairment and increased nondeductible transaction costs, partially offset by true-up of prior year taxes.

Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2015 of 48.4% differs from the federal statutory rate of 35.0% due to the nondeductible goodwill impairment, state income taxes and nondeductible transaction costs, partially offset by DMD and true-up of prior year taxes, which decreased the rate.

The effective tax rate for fiscal year 2014 of 39.0% differs from the federal statutory rate of 35.0% due to state income taxes, unfavorable foreign earnings mix and nondeductible acquisition costs, partially offset by DMD, which decreased the rate.

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

We believed it is more likely than not that the recorded deferred benefits would be realized through the reduction of future taxable income. Our recorded valuation allowance of $4,650 at March 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal year 2015 primarily due to the expiration of certain capital losses and credits and the use of certain credits.

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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated and Combined Statement of Cash Flows for the years ended March 31, 2016, 2015, and 2014 are summarized as follows:

	2016	2015	2014
Cash flows provided by operating activities	$198,002	$154,338	$172,310
Cash flows used for investing activities	(503,204)	(42,869)	(1,341,747)
Cash flows provided by financing activities	192,600	116,126	1,209,316
Effect of foreign currency exchange rate fluctuations on cash	343	(3,648)	58
Net cash flows	$(112,259)	$223,947	$39,937
Operating Activities.
Net cash provided by operating activities was $198,002 in fiscal year 2016 compared to $154,338 in fiscal year 2015. This increase of $43,664 was driven by an increase in net income primarily due to the absence of a $52,220 pre-tax non-cash impairment charge ($41,020 impairment to goodwill and $11,200 impairment to tradename) recorded in the fiscal year ended March 31, 2015, improvement in our ability to collect receivables and payment of payables, partially offset by investments in inventory to support sales activities.

Net cash provided by operating activities was $154,338 in fiscal 2015 compared to $172,310 in fiscal year 2014. This decrease of $17,972 was driven by the timing of the collection of receivables and increases in balances settled with Orbital ATK.

Investing Activities.
Net cash used for investing activities was $503,204 in fiscal 2016 compared to $42,869 in fiscal year 2015. This increase of $460,335 was primarily caused by the impact of the acquisitions of CamelBak and Jimmy Styks.
Net cash used for investing activities was $42,869 in fiscal 2015 compared to $1,341,747 in fiscal year 2014. The decrease of $1,298,878 was primarily caused by the impact of the acquisitions of Bushnell and Savage Arms in the prior year.
Financing Activities.
Net cash provided by financing activities was $192,600 in fiscal year 2016 compared to $116,126 in fiscal year 2015. This change of $76,474 reflects the absence of the dividend to Orbital ATK of $214,000, partially offset by an increase in share repurchases in the current year of $138,097.
Net cash provided by financing activities was $116,126 in fiscal year 2015 compared to $1,209,316 in fiscal year 2014. This change of $1,093,190 reflects the issuance of $350,000 in debt and the dividend to Orbital ATK of $214,000 as well as changes in Orbital ATK’s investment in Vista Outdoor and the allocation of debt to Vista Outdoor from Orbital ATK. Subsequent to the Spin-Off, we no longer participate in cash management and funding arrangements with Orbital ATK. Prior to the Spin-Off, we utilized those arrangements to fund significant expenditures, such as manufacturing capacity expansion and acquisitions.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal and interest payments due under the 2016 Credit Agreement, as well as interest payments on the 5.875% Notes, as discussed further below.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our 2016 Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. Capital expenditures for fiscal year 2017 are expected to be approximately $90,000.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Agreement
As of March 31, 2016, we had actual total indebtedness of $682,500, which consisted of the following:

	March 31, 2016	March 31, 2015
Credit Agreement dated December 19, 2014:
Term Loan due 2020	$332,500	$350,000
Revolving Credit Facility due 2020	—	—
Total principal amount of Credit Agreement	332,500	350,000
5.875% Senior Notes due 2023	350,000	—
Principal amount of long-term debt	682,500	350,000
Less: unamortized deferred financing costs	12,213	10,335
Carrying amount of long-term debt	670,287	339,665
Less: current portion	17,500	17,500
Carrying amount of long-term debt, excluding current portion	$652,787	$322,165
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 29% as of March 31, 2016.

See Note 9 "Long-Term Debt" to the consolidated and combined financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
Covenants
Credit Agreement
Our 2014 Credit Agreement as of March 31, 2016 imposed restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the 2014 Credit Agreement limited our ability to enter into sale-and-leaseback transactions. The 2014 Credit Agreement allowed us to make unlimited "restricted payments" (as defined in the 2014 Credit Agreement), which, among other items, allowed payments for future share repurchases and dividends, as long as we maintained a certain amount of liquidity and maintained certain debt limits. When those requirements were not met, the limit under the 2014 Credit Agreement was equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015.
The 2014 Credit Agreement contained financial covenants that required us to maintain a consolidated interest coverage ratio (as defined in the 2014 Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the 2014 Credit Agreement) of 3.50 to 1.00 or less. Our financial covenant ratios as of March 31, 2016 were as follows:

	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.50	3.00
Actual	1.72	12.34
* Not to exceed the required financial ratio
† Not to be below the required financial ratio
The Leverage Ratio was the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which included adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Interest Coverage Ratio was Covenant EBITDA divided by interest expense (excluding non-cash charges).
On April 1, 2016, we entered into the 2016 Credit Agreement, which replaced the 2014 Credit Agreement. The covenants under the 2016 Credit Agreement are substantially consistent with those in the 2014 Credit Agreement.
Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the 2016 Credit Agreement are subject to compliance with these covenants. As of March 31, 2016, we were in compliance with the covenants in the 2014 Credit Agreement and expect to be in compliance with the covenants in the 2016 Credit Agreement for the foreseeable future.
A failure to comply with the covenants in the 2016 Credit Agreement could prevent us from drawing under the revolving credit facility and could result in an event of default under the 2016 Credit Agreement, which could allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
5.875% Notes

The indenture governing the 5.875% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments. A failure to comply with the covenants in the indenture could result in an event of default, which could allow the holders of the 5.875% Notes to accelerate the 5.875% Notes. We may not have sufficient liquidity to repay the 5.875% Notes in such circumstances.

The 2016 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of March 31, 2016, we were in compliance with the covenants and expect to be in compliance for the foreseeable future.

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
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the following two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During fiscal 2016, we repurchased 3,179,086 shares for $142,200, and in fiscal 2015, we repurchased 162,000 shares for $6,870.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants, as described above.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2016:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$682,500	$17,500	$35,000	$280,000	$350,000
Interest on debt(1)	197,296	31,699	56,531	47,378	61,688
Operating leases	44,467	14,767	18,155	8,882	2,663
Pension and other PRB plan payouts	142,408	11,450	25,446	28,789	76,723
Total contractual obligations	$1,066,671	$75,416	$135,132	$365,049	$491,074

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$30,222	$20,171	$10,051	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2016.
The total liability for uncertain tax positions at March 31, 2016 was approximately $36,194 (see Note 11 to the consolidated and combined financial statements in Item 8 of this report), $3,522 of which could be paid within 12 months and is therefore is classified within current taxes payable. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
Pension plan payouts are an estimate of the benefit payouts through fiscal year 2026 to provide pension benefits for employees based on expected actuarial estimated service accruals through fiscal year 2026.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vista Outdoor Inc.
Farmington, Utah

We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2016 and 2015, and the related consolidated and combined statements of comprehensive income, stockholders’ and parent company equity, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Vista Outdoor Inc. at March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 15, prior to February 9, 2015 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Alliant Techsystems Inc. The accompanying combined financial statements also include expense allocations for certain corporate functions historically provided by Alliant Techsystems Inc. and do not necessarily reflect the financial position, results of operations, and cash flows that would have existed if the Company had been a separate, stand-alone entity during the periods prior to February 9, 2015.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP

Minneapolis, Minnesota
May 27, 2016

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31
(Amounts in thousands except per share data)	2016	2015	2014
Sales, net	$2,270,734	$2,083,414	$1,873,919
Cost of sales	1,651,289	1,554,493	1,406,616
Gross profit	619,445	528,921	467,303
Operating expenses:
Research and development	12,512	9,518	13,984
Selling, general, and administrative	344,175	283,029	219,512
Goodwill and tradename impairment	—	52,220	—
Income before interest and income taxes	262,758	184,154	233,807
Interest expense, net	(24,351)	(30,108)	(15,469)
Income before income taxes	238,407	154,046	218,338
Income tax provision	91,370	74,518	85,081
Net income	$147,037	$79,528	$133,257
Earnings per common share:
Basic	$2.36	$1.25	$2.09
Diluted	$2.35	$1.25	$2.09
Weighted-average number of common shares outstanding:
Basic	62,211	63,596	63,875
Diluted	62,568	63,857	63,875

Net income (from above)	$147,037	$79,528	$133,257
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $632, $83, and $0	(1,068)	(139)	—
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(3,276), $(1,334), and $0	5,524	2,246	—
Valuation adjustment for pension and postretirement benefit plans, net of tax expense of $5,917, $0, and $0	(9,968)	—	—
Change in fair value of derivatives, net of tax benefit of $0, $0, and $(251), respectively	—	—	401
Change in cumulative translation adjustment, net of tax (expense) benefit of $(41), $0, and $942	5,601	(50,643)	(1,505)
Total other comprehensive income (loss)	89	(48,536)	(1,104)
Comprehensive income	$147,126	$30,992	$132,153
See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$151,692	$263,951
Net receivables	428,398	361,694
Net inventories	440,240	375,621
Other current assets	29,334	13,452
Total current assets	1,049,664	1,014,718
Net property, plant, and equipment	203,485	190,607
Goodwill	1,023,451	782,163
Net intangible assets	650,472	517,482
Deferred charges and other non-current assets	15,562	7,476
Total assets	$2,942,634	$2,512,446
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$17,500
Accounts payable	147,738	134,432
Accrued compensation	47,394	27,146
Accrued income taxes	12,171	9,569
Federal excise tax	27,701	23,194
Other accrued liabilities	116,397	96,071
Total current liabilities	368,901	307,912
Long-term debt	652,787	322,165
Deferred income tax liabilities	135,957	143,039
Accrued pension and postemployment liabilities	73,503	59,345
Other long-term liabilities	51,319	31,221
Total liabilities	1,282,467	863,682
Commitments and contingencies (Notes 11, 13 and 14)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 60,825,914 shares at March 31, 2016 and 63,873,222 shares at March 31, 2015	608	639
Additional paid-in-capital	1,743,371	1,742,125
Retained earnings	166,421	19,384
Accumulated other comprehensive loss	(110,214)	(110,303)
Common stock in treasury, at cost— 3,138,525 shares held at March 31, 2016 and 85,940 shares held at March 31, 2015	(140,019)	(3,081)
Total stockholders' equity	1,660,167	1,648,764
Total liabilities and equity	$2,942,634	$2,512,446
See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2016	2015	2014
Operating Activities
Net income	$147,037	$79,528	$133,257
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	38,953	35,405	24,891
Amortization of intangible assets	33,661	31,146	20,011
Amortization of deferred financing costs	2,501	2,447	897
Goodwill and tradename impairment	—	52,220	—
Deferred income taxes	(457)	(947)	8,746
Loss (gain) on disposal of property	323	(136)	7,668
Share-based compensation	12,279	3,012	—
Excess tax benefits from share-based plans	—	(120)	—
Changes in assets and liabilities:
Net receivables	(33,596)	(72,321)	(357)
Net inventories	(31,065)	40,991	8,970
Accounts payable	3,398	(37,837)	(32,277)
Accrued compensation	8,006	(9,047)	1,016
Accrued income taxes	(1,804)	17,246	(1,182)
Federal excise tax	4,535	6,935	9,042
Pension and other postretirement benefits	5,076	248	—
Other assets and liabilities	9,155	5,568	(8,372)
Cash provided by operating activities	198,002	154,338	172,310
Investing Activities
Capital expenditures	(41,526)	(43,189)	(40,234)
Acquisitions of businesses, net of cash acquired	(462,050)	—	(1,301,687)
Proceeds from the disposition of property, plant, and equipment	372	320	174
Cash used for investing activities	(503,204)	(42,869)	(1,341,747)
Financing Activities
Borrowings on line of credit	360,000	—	200,000
Repayments of line of credit	(360,000)	—	(200,000)
Proceeds from issuance of long-term debt	350,000	350,000	—
Payments made on bank debt	(17,500)	—	—
Net transfers from parent	—	16,181	206,678
Payment from former parent	6,500	—	—
Dividend paid to parent	—	(214,000)	—
Payments made on long-term debt to parent	—	(20,087)	(6,362)
Proceeds from issuance of long-term debt to parent	—	50,000	1,021,273
Payments made to extinguish debt	—	(50,000)	—
Payments made for debt issue costs	(4,379)	(10,991)	(12,273)
Purchase of treasury shares	(143,194)	(5,097)	—
Excess tax benefits from share-based plans	—	120	—
Proceeds from employee stock compensation plans	1,173	—	—
Cash provided by financing activities	192,600	116,126	1,209,316
Effect of foreign currency exchange rate fluctuations on cash	343	(3,648)	58
(Decrease) increase in cash and cash equivalents	(112,259)	223,947	39,937
Cash and cash equivalents at beginning of year	263,951	40,004	67
Cash and cash equivalents at end of year	$151,692	$263,951	$40,004
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$9,708	$5,252	$8,327
Noncash financing activity:
Treasury stock purchased included in other accrued liabilities	$779	$1,773	$—
   See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent's Equity	Total Equity
Balance, March 31, 2013	—	$—	$—	$—	$(401)	$—	$532,301	$531,900
Comprehensive income	—	—	—	—	(1,104)	—	133,257	132,153
Net transfer from parent	—	—	—	—	—	—	206,678	206,678
Balance, March 31, 2014	—	—	—	—	(1,505)	—	872,236	870,731
Comprehensive income	—	—	—	19,384	(48,536)	—	60,144	30,992
Issuance of common stock in connection with Spin-Off	63,875,472	639	—	—	—	—	—	639
Restricted stock grants	180,095	—	(7,299)	—	—	7,299	—	—
Share-based compensation	—	—	3,012	—	—	—	—	3,012
Restricted stock units vested and issued	123,208	—	(5,280)	—	—	2,979	—	(2,301)
Treasury stock purchased	(162,000)	—	—	—	—	(6,870)	—	(6,870)
Employee benefit plans and other	(138,276)	—	—	—	—	(6,489)	—	(6,489)
Dividend paid to parent	—	—	—	—	—	—	(214,000)	(214,000)
Contribution from parent	—	—	1,751,692	—	(60,262)	—	(734,561)	956,869
Net transfer (to) from parent	—	—	—	—	—	—	16,181	16,181
Balance, March 31, 2015	63,878,499	639	1,742,125	19,384	(110,303)	(3,081)	—	1,648,764
Comprehensive income	—	—	—	147,037	89	—	—	147,126
Exercise of stock options	66,670	—	(1,748)	—	—	2,921	—	1,173
Restricted stock grants net of forfeitures	41,721	—	(3,672)	—	—	3,519	—	(153)
Share-based compensation	—	—	12,279	—	—	—	—	12,279
Restricted stock vested and shares withheld	11,133	—	(2,677)	—	—	(1,471)	—	(4,148)
Treasury stock purchased	(3,179,086)	(32)	—	—	—	(142,200)	—	(142,232)
Contribution from former parent and other	6,977	1	(2,936)	—	—	293	—	(2,642)
Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$—	$1,660,167
See Notes to the Consolidated and Combined Financial Statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations. Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 11 U.S. States, Canada, Mexico and Puerto Rico along with international sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014. Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc. (“ATK”). On April 28, 2014, Orbital ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of ATK.

On February 9, 2015, ATK completed the Sporting Transfers and the Spin-Off, distributing to its stockholders two shares of Vista Outdoor common stock for every share of ATK common stock held as of record on February 2, 2015. In connection with the Spin-Off, Vista Outdoor filed a Registration Statement on Form 10 (as amended, the “Form 10”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on January 23, 2015. The Form 10 included an Information Statement describing the details of the Spin-Off and providing information as to our business and management.

Except where indicated, references below to transactions completed by Vista Outdoor prior to February 9, 2015, refer to transactions completed by or on behalf of the ATK Sporting Group reporting segment that are reflected on the consolidated and combined financial statements of Vista Outdoor.

Basis of Presentation. The consolidated and combined financial statements reflect our consolidated operations as a separate stand-alone entity beginning on February 9, 2015. Periods presented prior to the Spin-Off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Orbital ATK and are presented on a combined basis. Subsequent to the Spin-Off, the financial statements are presented on a consolidated basis. The consolidated and combined financial statements reflect our financial position, results of operations and cash flows as our business was operated as part of Orbital ATK prior to the distribution, in conformity with U.S. generally accepted accounting principles.

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

Prior to February 9, 2015, Orbital ATK maintained a number of defined benefit plans at a corporate level which our employees participated in, and as such, we were charged a portion of the expenses associated with these plans. Subsequent to February 9, 2015, we established separate defined benefit plans and the liabilities were transferred to us. The associated assets were transferred on July 1, 2016. See Note 10 for further detail.

Transactions between us and Orbital ATK prior to February 9, 2015 are reflected as effectively settled at the time of the transaction and are included in financing activities in the consolidated combined statements of cash flows.

Our consolidated and combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations and cash flows would have been had we operated as a stand-alone company during the periods presented prior to Spin-Off.

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

All transactions between Orbital ATK and Vista Outdoor have been included in these combined financial statements. Prior to February 9, 2015, transactions with Orbital ATK or its affiliates are reflected in the combined statements of cash flows as changes in Orbital ATK's net investment within financing activities. Subsequent to February 9, 2015, transactions with Orbital ATK or its affiliates are reflected within the consolidated statements in the appropriate line item.
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
Cost of Sales. Cost of sales includes material, labor, and overhead costs associated with product manufacturing, including depreciation, amortization, purchasing and receiving, inspection, warehousing, product liability, warranty, and inbound and outbound shipping and handling costs.
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
Advertising Costs. Advertising costs including print ads, commercials, catalogs, and brochures are expensed at time of first advertisement. Our co-op program is structured so that certain dealers are eligible for reimbursement of certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $65,775, $52,941, and $44,341 for the years ended March 31, 2016, 2015, and 2014, respectively.
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
Warranty Costs. We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods ranging from one year to a lifetime. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 8 for additional detail.

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
Stock-Based Compensation.    Our stock-based compensation plans, which are described more fully in Note 14, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock/restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.
Performance awards are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. We use an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is expensed over the vesting period. Restricted stock issued vests over periods ranging from one to four years and is valued based on the market value of our stock on the grant date. The estimated grant date fair value of stock options is expensed on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 14 for further details.
Prior to February 9, 2015, all of our stock-based compensation expense was attributable to our participation in Orbital ATK long-term incentive plans. Expense recognized prior to February 9, 2015 was based on awards attributable to those plans.
Income Taxes.   Prior to the Spin-Off, our domestic operations were included in Orbital ATK's U.S. federal and state income tax returns and all income taxes have been paid by Orbital ATK. Our foreign operations have been included in our own tax filings and we have paid the taxes. Income tax expense and other income tax related information contained in these combined financial statements are presented on a separate tax return basis as if we filed our own tax returns. Prior to the Spin-Off, current domestic income tax liabilities are assumed to be immediately settled with Orbital ATK and are relieved through the Parent's equity in the statement of cash flows.
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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined and the portion of the worker's compensation liability that is related to our employees was $8,558 and $8,439 as of March 31, 2016 and 2015, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss ("AOCL") in equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in fiscal years 2016, 2015, and 2014 were not material.
Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 14) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. On February 9, 2015, 63,875,000 shares of our common stock were distributed to Orbital ATK shareholders of record to complete the Spin-Off from ATK. For comparative purposes we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS for all periods prior to the Spin-Off, as we had no outstanding common shares or dilutive stock-based awards.
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by (in thousands):

	Year Ended March 31
	2016	2015	2014
Basic EPS shares outstanding	62,211	63,596	63,875
Dilutive effect of stock-based awards	357	261	—
Diluted EPS shares outstanding	62,568	63,857	63,875
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	139	122	—

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss.
The components of AOCL, net of income taxes, are as follows:

	March 31
	2016	2015
Pension and other postretirement benefit liabilities	$(63,667)	$(58,155)
Cumulative translation adjustment	(46,547)	(52,148)
Total accumulated other comprehensive loss	$(110,214)	$(110,303)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Year ended March 31, 2016				Year ended March 31, 2015
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of period unrealized gain (loss) in AOCL	$—	$(58,155)	$(52,148)	$(110,303)	$—	$—	$(1,505)	$(1,505)
Net decrease in fair value of derivatives	204	—	—	204	974	—	—	974
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	(204)	—	—	(204)	(974)	—	—	(974)
Net actuarial losses reclassified from AOCL (2)	—	5,524	—	5,524	—	2,246	—	2,246
Prior service costs reclassified from AOCL (2)	—	(1,068)	—	(1,068)	—	(139)	—	(139)
Valuation adjustment for pension and postretirement benefit plans(2)	—	(9,968)	—	(9,968)	—	—	—	—
Adjustment due to Spin-Off (3)	—	—	—	—	—	(60,262)	—	(60,262)
Net change in cumulative translation adjustment	—	—	5,601	5,601	—	—	(50,643)	(50,643)
End of period unrealized gain (loss) in AOCL	$—	$(63,667)	$(46,547)	$(110,214)	$—	$(58,155)	$(52,148)	$(110,303)

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
New Accounting Pronouncements. On May 28, 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2017 and early application is permitted for periods beginning after December 15, 2016. We are in the process of evaluating the impact this standard will have on us.
On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30), which simplified the presentation of debt issuance costs by requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The standard allows for early adoption. We have elected to early adopt this standard and retrospectively present the change to the financial

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

statements. This resulted in a reclassification of $10,335 from Deferred charges and other non-current assets to Long-term debt in the fiscal year ended March 31, 2015.

On May 1, 2015, the FASB issued Accounting Standard Update No. 2015-07 Fair Value Measurement (Topic 820), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The standard allows for early adoption. We have elected to early adopt this standard and present the change to the financial statements. This resulted in a change to the disclosure of pension assets within Note 10 for the current year. The prior year did not change as these assets reflected our estimated allocated portion of the assets that were held in the Orbital ATK asset pool on our behalf and does not reflect the precise assets that were transferred to us. The adoption of the standard had no impact on the valuation of assets.

On November 20, 2015, the FASB issued Accounting Standard Update No. 2015-17 Income Taxes (Topic 740), which simplified the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The standard allows for early adoption. We have elected to early adopt this standard and retrospectively present the change to the financial statements. This resulted in a reclassification of $50,343 from current deferred income tax assets to noncurrent deferred income tax liabilities in the fiscal year ended March 31, 2015.

On March 30, 2016, the FASB issued Accounting Standard Update No. 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and classification in the statement of cash flows. The standard allows for early adoption. We have elected to early adopt this standard and prospectively present the change to the financial statements given the immaterial nature of the prior period balances.

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
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that had earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions, which are considered Level 3 inputs.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

There were no financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and 2015.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2016		As of March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$350,000	$366,625	$—	$—
Variable rate debt	$332,500	$332,500	$350,000	$350,000
3. Acquisitions
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
Savage Arms Acquisition

On June 21, 2013, we acquired Savage Arms, a leading manufacturer of sporting long guns. Operating under the brand names of Savage Arms, Stevens and Savage Range Systems, Savage Arms designs, manufactures and markets centerfire and rimfire rifles, shotguns and shooting range systems used for hunting as well as competitive and recreational target shooting. Savage Arms is included within the Shooting Sports segment. The purchase price was $315,000 net of cash acquired. We believe the acquisition complemented our growing portfolio of leading consumer brands and allowed us to build upon offerings with Savage Arms' prominent, respected brands known for accuracy, quality, innovation, value and craftsmanship. Savage Arms' sales distribution channels, new product development, and sophistication in manufacturing significantly increased our presence with a highly relevant product offering to distributors, retailers and consumers. Savage Arms employed approximately 400 employees at time of acquisition. The purchase price allocation was completed during the first quarter of fiscal year 2015. None of the goodwill generated in this acquisition will be deductible for tax purposes.

Bushnell Acquisition

On November 1, 2013, we acquired Bushnell. Bushnell is a leading global designer, marketer and distributor of branded sports optics, outdoor accessories and eyewear. Bushnell is included within the Outdoor Products segment. The purchase price was $985,000 net of cash acquired, subject to customary post-closing adjustments. We believe the acquisition broadened our existing capabilities in the commercial shooting sports market and expanded our portfolio of branded shooting sports products. In addition, this transaction enabled us to enter new sporting markets in golf and snow sports. We have leveraged Bushnell’s strong sourcing, marketing, branding and distribution capabilities and capitalized on Bushnell’s track record of successfully integrating acquisitions and delivering profitable growth. Bushnell employed approximately 1,100 employees at time of acquisition. The purchase price allocation was completed during the third quarter of fiscal year 2015. A portion of the goodwill generated in this acquisition will be deductible for tax purposes. The total amount of goodwill related to the acquisition deductible for tax purposes is $19,095.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Jimmy Styks Acquisition

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of acquisition. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business.

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

CamelBak Products Acquisition

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use.

CamelBak’s products include hydration packs, reusable bottles and individual water purification and filtration systems. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

Current year results for acquisitions

Subsequent to the acquisition dates of the current year acquisitions, Vista Outdoor recorded sales of approximately $121,285 for the year ended March 31, 2016 and gross profit of approximately $47,929 for the year ended March 31, 2016, each associated with the operations of these acquired businesses and reflected in the Outdoor Products segment results.

Allocation of Consideration Transferred to Net Assets Acquired of Savage and Bushnell:

The purchase prices of Savage Arms and Bushnell were allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisitions. During fiscal year 2015, we recorded fair value adjustments to the preliminary purchase price allocation reported at March 31, 2014. Purchase price adjustments were applied retrospectively back to the date of the acquisitions. These adjustments did not have a material impact on net income (loss) in fiscal year 2014 and, therefore, we have not adjusted our net income (loss) for the year ended March 31, 2014.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisitions as originally reported in our Form 10 for the year ended March 31, 2014 and as revised for adjustments made during fiscal year 2015:

Savage Arms Purchase Price Allocation

	As Originally Reported	As Revised
Purchase price net of cash acquired:
Cash paid	$315,000	$315,000
Cash received for working capital	(2,498)	(2,498)
Total purchase price	312,502	312,502
Fair value of assets acquired:
Net receivables	$39,374	$39,374
Net inventories	36,499	36,499
Tradename, technology, and customer relationship intangibles	126,600	126,600
Net property, plant, and equipment	24,965	24,965
Other assets	4,972	5,423
Total assets	232,410	232,861
Fair value of liabilities assumed:
Accounts payable	14,461	14,461
Deferred tax liabilities	48,298	47,928
Other liabilities	22,314	21,733
Total liabilities	85,073	84,122
Net assets acquired	147,337	148,739
Goodwill	$165,165	$163,763

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Bushnell Purchase Price Allocation

	As Originally Reported	As Revised
Purchase price net of cash acquired:
Cash paid	$985,000	$985,000
Cash paid for additional working capital	4,185	4,185
Total purchase price	989,185	989,185
Fair value of assets acquired:
Net receivables	$108,434	$109,429
Net inventories	160,793	157,184
Tradename, technology, and customer relationship intangibles	364,843	364,700
Net property, plant, and equipment	25,080	25,055
Other assets	10,938	7,765
Total assets	670,088	664,133
Fair value of liabilities assumed:
Accounts payable	80,092	80,099
Deferred income taxes	75,692	88,121
Other liabilities	30,025	30,932
Total liabilities	185,809	199,152
Net assets acquired	484,279	464,981
Goodwill	$504,906	$524,204

Intangible assets from above include:

	Value	Useful life (years)
Savage Arms
Indefinite lived tradenames	$70,200	Indefinite
Tradenames	12,900	5-20
Customer Relationships	43,500	5-10
Bushnell
Indefinite lived tradenames	$95,100	Indefinite
Tradenames	105,700	15
Technology	15,900	6-20
Customer Relationships	148,000	15

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Preliminary Allocation of Consideration Transferred to Net Assets Acquired for CamelBak:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the CamelBak acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the required measurement period, which will be no later than 12 months from the date of acquisition. The size and breadth of the CamelBak acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the finalization of tax impacts. Any potential adjustments made could be material in relation to the preliminary values presented below:

	August 3, 2015
Purchase price net of cash acquired:
Cash paid		$412,500
Cash paid for working capital		9,810
Total purchase price		422,310
Fair value of assets acquired:
Net receivables	$30,093
Net inventories	30,916
Tradename, technology, and customer relationship intangibles	133,800
Net property, plant, and equipment	7,985
Other assets	4,460
Total assets	207,254
Fair value of liabilities assumed:
Accounts payable	8,219
Other liabilities	5,497
Total liabilities	13,716
Net assets acquired		193,538
Goodwill		$228,772

Intangible assets above include:

	Value	Useful life (years)

Indefinite lived tradename	$79,400	Indefinite
Customer relationships	49,400	10-20
Technology	5,000	7-17

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Supplemental Pro Forma Data for Savage, Bushnell, and CamelBak:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Savage Arms, Bushnell, and CamelBak are included in our consolidated and combined financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the year ended March 31, 2014 present consolidated information as if the acquisition had been completed on April 1, 2012 for Savage and Bushnell. The following supplemental pro forma data for the years ended March 31, 2016 and 2015 present consolidated and combined information as if the acquisition had been completed on April 1, 2014 for CamelBak. The pro forma results were calculated by combining our results with the standalone results of Savage Arms, Bushnell, and CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	YEARS ENDED
(Amounts in thousands except per share data)	March 31, 2016	March 31, 2015	March 31, 2014
Sales, net	$2,330,331	$2,230,241	$2,280,071
Net income	155,001	75,183	153,643
Basic earnings per common share	2.49	1.18	2.41
Diluted earnings per common share	2.48	1.18	2.41

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the Savage and Bushnell acquisitions had been completed on April 1, 2012, and the CamelBak acquisition had been completed April 1, 2014, as adjusted for the applicable tax impact:

	YEARS ENDED
(Amounts in thousands)	March 31, 2016	March 31, 2015	March 31, 2014
Inventory step-up, net[1]	$(647)	$647	$(9,765)
Fees for advisory, legal, accounting services[2]	(4,288)	4,288	(12,475)
1. Adjustment reflects the increased cost of goods sold expense which results from the fair value step-up in inventory which was expensed over the first inventory cycle.
2. We removed the fees that were incurred in connection with the acquisition of Savage and Bushnell from fiscal 2014, and considered those fees as incurred during the first quarter of fiscal 2013 and the costs incurred in connection with the acquisition of CamelBak in fiscal 2016 and considered those fees as incurred during the first quarter of fiscal 2015. Costs were recorded in General and administrative expense.
We made no acquisitions during fiscal 2015.
4. Receivables
Receivables, are summarized as follows:

	March 31
	2016	2015
Trade receivables	$446,032	$370,335
Other receivables	1,778	2,089
Less allowance for doubtful accounts	(19,412)	(10,730)
Net receivables	$428,398	$361,694

As of March 31, 2016, the largest individual customer account balance accounted for 13% of the total trade receivables balance. No other customer represented more than 10% of total trade receivables balance as of March 31, 2016. No customer represented more than 10% of the total trade receivables balance as of March 31, 2015.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Receivables (Continued)

The following is a reconciliation of the changes in our allowance for doubtful accounts, discounts, and returns during fiscal year 2015 and 2016:

Balance at March 31, 2014	$5,621
Expense	6,875
Write-offs	(1,010)
Reversals and other adjustments	(756)
Balance at March 31, 2015	10,730
Expense	8,302
Write-offs	(1,556)
Reversals, discounts and other adjustments	1,936
Balance at March 31, 2016	$19,412
5. Inventories
Inventories consist of the following:

	March 31,
	2016	2015
Raw materials	$91,898	$107,848
Work in process	61,864	53,740
Finished goods	286,478	214,033
Net inventories	$440,240	$375,621
6. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 2 to 7 years and buildings and improvements are depreciated over 3 to 40 years. Depreciation expense was $38,953 in fiscal year 2016, $35,405 in fiscal year 2015, and $24,891 in fiscal year 2014.

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

Property, plant, and equipment consists of the following:

	March 31
	2016	2015
Land	$8,968	$8,614
Buildings and improvements	56,022	47,752
Machinery and equipment	286,577	250,210
Property not yet in service	39,970	39,110
Gross property, plant, and equipment	391,537	345,686
Less accumulated depreciation	(188,052)	(155,079)
Net property, plant, and equipment	$203,485	$190,607

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance at March 31, 2014	$246,487	$600,647	$847,134
Impairment	(41,020)	—	(41,020)
Effect of foreign currency exchange rates	(947)	(23,004)	(23,951)
Balance at March 31, 2015	204,520	577,643	782,163
Acquisitions	—	238,824	238,824
Effect of foreign currency exchange rates	371	2,093	2,464
Balance at March 31, 2016	$204,891	$818,560	$1,023,451

The acquisitions in Outdoor Products related to the preliminary purchase price allocation for the previously discussed CamelBak and Jimmy Styks acquisitions.

As a result of the market correction in the prior year impacting demand for firearms and a decline in our near-term projected cash flows at the time in the Firearms reporting unit, during the quarter ended December 28, 2014 we determined a triggering event had occurred which indicated it was more likely than not that the fair value of the reporting unit was less than the book value. The fair value of the reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the company based on comparable companies.

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
The goodwill recorded within Outdoor Products above is presented net of $47,791 of accumulated impairment losses recorded prior to April 1, 2014.
Net intangibles includes amortizing and non-amortizing assets consisting of trademarks, tradenames and brand names that are not being amortized as their estimated useful lives are considered indefinite.
Net intangibles consisted of the following:

	March 31, 2016			March 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Tradenames	$185,162	$(46,812)	$138,350	$184,660	$(34,260)	$150,400
Patented technologies	27,900	(9,949)	17,951	22,600	(8,488)	14,112
Customer relationships and other	272,431	(50,757)	221,674	190,936	(31,064)	159,872
Total	485,493	(107,518)	377,975	398,196	(73,812)	324,384
Non-amortizing trade names	272,497	—	272,497	193,098	—	193,098
Net intangibles	$757,990	$(107,518)	$650,472	$591,294	$(73,812)	$517,482

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill and Intangible Assets (Continued)

The acquisitions in Outdoor Products related to the preliminary purchase price allocation for the previously discussed CamelBak and Jimmy Styks acquisitions. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 11.9 years. Amortization expense related to these assets was $33,661 in fiscal 2016, $31,146 in fiscal 2015, and $20,011 in fiscal 2014, which is included within cost of sales. We expect amortization expense related to these assets to be as follows:

Fiscal 2017	$35,951
Fiscal 2018	35,951
Fiscal 2019	33,207
Fiscal 2020	32,324
Fiscal 2021	32,258
Thereafter	208,284
Total	$377,975

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Other Accrued Liabilities

The major categories of other current and long-term accrued liabilities are as follows:

	March 31
	2016	2015
In-transit inventory and other	$40,242	$39,236
Rebates	17,957	14,889
Interest	13,157	393
Employee benefits and insurance	11,131	14,375
Accrued advertising	10,315	8,073
Warranty	8,611	7,429
Customer obligations	9,613	5,982
Freight accrual	2,446	3,012
Product liability	1,622	1,534
Accrued taxes	1,303	1,148
Total other accrued liabilities—current	$116,397	$96,071

Non-current portion of accrued income tax liability	$25,421	$23,406
Contingent consideration	4,471	—
Management nonqualified deferred compensation plan	2,668	715
Environmental remediation	745	529
Performance share liability	—	641
Other	18,014	5,930
Total other long-term liabilities	$51,319	$31,221
We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods ranging from one year to a lifetime. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance at March 31, 2014	$8,158
Payments made	(3,699)
Warranties issued	3,059
Changes related to preexisting warranties	(89)
Balance at March 31, 2015	7,429
Payments made	(5,397)
Warranties issued	5,879
Warranties assumed in acquisition	678
Changes related to preexisting warranties	22
Balance at March 31, 2016	$8,611

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt

On April 1, 2016, we refinanced our existing credit facility. See Note 18 for details.
Long-term debt, including the current portion, consisted of the following:

	March 31, 2016	March 31, 2015
Senior Credit Facility dated December 19, 2014:
Term Loan due 2020	$332,500	$350,000
Revolving Credit Facility due 2020	—	—
Total principal amount of Credit Agreement	332,500	350,000
5.875% Senior Notes due 2023	350,000	—
Principal amount of long-term debt	682,500	350,000
Less: unamortized deferred financing costs	12,213	10,335
Carrying amount of long-term debt	670,287	339,665
Less: current portion	17,500	17,500
Carrying amount of long-term debt, excluding current portion	$652,787	$322,165
Credit Agreement
On December 19, 2014, we entered into a credit agreement (the “2014 Credit Agreement”), which was comprised of a senior secured term loan of $350,000 (the “Term Loan”) and a senior secured revolving credit facility of $400,000 (the “Revolving Credit Facility”), both of which were to mature on February 9, 2020.
The Term Loan was subject to quarterly principal payments of $4,375 beginning in June 2015, with the remaining balance due on February 9, 2020. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries were pledged as collateral under the 2014 Credit Agreement. Borrowings under the 2014 Credit Agreement bore interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin was based on our consolidated leverage ratio, as defined in the 2014 Credit Agreement, and based on the ratio in effect as of March 31, 2016, the base rate margin was 0.75% and the Eurodollar margin was 1.75%. The interest rate for the Term Loan as of March 31, 2016 was 2.18%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the ratio in effect as of March 31, 2016, this fee was 0.30%. As of March 31, 2016, we had no borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $30,222, which reduced amounts available on the Revolving Credit Facility to $369,778. Debt issuance costs totaling approximately $11,000 were being amortized over the term of the Term Loan.
5.875% Notes

On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the “5.875% Notes”) that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on these notes is payable semi-annually in arrears on April 1 and October 1 of each year, starting on April 1, 2016. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,300 are being amortized to interest expense over 8 years, the term of the notes.

Rank and Guarantees

The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt (Continued)

subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.875% Notes; or

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt were as follows as of March 31, 2016:

Fiscal 2017	$17,500
Fiscal 2018	17,500
Fiscal 2019	17,500
Fiscal 2020	280,000
Fiscal 2021	—
Thereafter	350,000
Total	$682,500
Covenants and Default Provisions
Our Credit Agreement imposes restrictions, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited “restricted payments” (as defined in the Credit Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior debt limits, with a limit, when those senior debt limits are not met, of $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015. The Credit Agreement also requires that we meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the Credit Agreement are subject to compliance with these covenants. As of March 31, 2016, we were in compliance with the financial covenants.
A failure to comply with the covenants in the Credit Agreement could prevent us from drawing under the revolving credit facility and could result in an event of default under the Credit Agreement, which could allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
The indenture governing the 5.875% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments. A failure to comply with the covenants in the indenture could result in an event of default, which could allow the holders of the 5.875% Notes to accelerate the 5.875% Notes. We may not have sufficient liquidity to repay the 5.875% Notes in such circumstances.
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt (Continued)

Cash Paid for Interest on Debt
Cash paid for interest totaled $8,808 in fiscal 2016 and $742 in fiscal 2015.
10. Employee Benefit Plans

Prior to February 9, 2015, our eligible U.S. employees and retirees participated in a defined benefit pension plan provided by Orbital ATK. Subsequent to February 9, 2015, we established a noncontributory defined benefit pension plan (the "Plan") which covers substantially all employees hired prior to January 1, 2007 and retained similar provisions as those that existed within the Orbital ATK plans. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan, but substantially all of such employees receive an employer contribution through a defined contribution plan. On January 31, 2013, the Orbital ATK plans were amended to freeze the pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. In the current fiscal year there were no plan amendments or actuarial assumption changes that had a significant impact on benefit plan obligations. The total expense for these plans was $7,300, $4,732, and $5,936 for the fiscal years 2016, 2015, and 2014, respectively. The estimated expense for these plans for the fiscal year 2017 is $7,162.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated PRB obligations ("APBO") or our other PRB plans. The weighted average discount rate used to determine the pension benefit obligation was 4.01% and 3.87% as of March 31, 2016 and 2015, respectively. The fair value of the plan assets was $148,168 and $164,967 as of March 31, 2016 and 2015, respectively. The benefit obligation was $221,645 and $225,095 as of March 31, 2016 and 2015, respectively, resulting in an unfunded liability of $73,477 and $60,128 as of March 31, 2016 and 2015, respectively, which is primarily recorded within Accrued pension and postemployment liabilities. As of March 31, 2015, $26,323, $89,584 and $49,060 of the pension plan investments were held in level 1, level 2, and level 3 instruments which reflects our estimated allocated portion of the assets that were held in the Orbital ATK asset pool on our behalf and does not reflect the precise assets that were transferred to us.

Our share of plan assets from Orbital ATK were transferred to us on July 1, 2015, and were subsequently directed into newly established investments at the designation of our Retirement Investment Committee.The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.75% and 7.25% over the long term within reasonable and prudent levels of risk as of March 31, 2016 and 2015, respectively, and (2) to preserve the real purchasing power of assets to meet future obligations.

Investments in financial funds are valued by multiplying the fund's net asset value ("NAV") per share with the number of units or shares owned as of the valuation date. NAV per share is determined by the fund's administrator or the Company's custodian by deducting from the value of the assets of the fund all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the funds are valued on the basis of valuations furnished by a pricing service approved by the fund's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the fund's investment manager. For those assets that are invested within hedge funds there are certain restrictions on redemption of those assets including a one year lockup period from initial investment and thereafter a 65 day notice must be provided prior to redemption. There are no other significant restrictions on redemption of assets within other asset categories.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid in the years ending March 31. The pension benefits will be paid primarily out of the pension trust.

Pension Benefits
2017	$11,450
2018	12,252
2019	13,194
2020	14,818
2021	13,971
2022 through 2026	$76,723

Defined Contribution Plan

The Company sponsors a defined contribution retirement plan, a 401(k) savings plan with an employee stock ownership ("ESOP") feature. The ESOP feature will be discontinued as of June 30, 2016. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States.

Total contributions in fiscal year 2016 were $14,914. Orbital ATK, on our behalf, contributed $12,936 in fiscal year 2015, and $10,057 in fiscal year 2014.
11. Income Taxes
Income before income taxes is as follows:

	Years Ended March 31
	2016	2015	2014
Current:
U.S.	$220,685	$133,027	$217,673
Non-U.S.	17,722	21,019	665
Income before income taxes	$238,407	$154,046	$218,338

Our income tax provision consists of:

	Years Ended March 31
	2016	2015	2014
Current:
Federal	$78,116	$61,202	$64,163
State	8,377	4,866	9,197
Non-U.S.	5,179	9,052	2,845
Deferred:
Federal	(2,248)	150	8,356
State	(308)	410	(60)
Non-U.S.	2,254	(1,162)	580
Income tax provision	$91,370	$74,518	$85,081

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years Ended March 31
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	3.2%	4.7%	4.2%
Domestic manufacturing deduction	(2.2)%	(2.9)%	(3.1)%
Nondeductible transaction costs	0.5%	3.8%	1.0%
Nondeductible goodwill impairment	—%	9.3%	—%
Other	1.8%	(1.5)%	1.9%
Income tax provision	38.3%	48.4%	39.0%
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated and combined financial statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities or, if there is no corresponding balance on the balance sheet, the expected period for reversal. As of March 31, 2016 and 2015, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2016	2015
Deferred Tax Assets:
Inventory	$17,356	$22,617
Retirement benefits	25,996	22,594
Accounts receivable	10,952	9,523
Accruals for employee benefits	9,392	8,409
Other reserves	8,373	7,841
Loss and credit carryforwards	3,143	5,072
Other	945	—
Total deferred tax assets	76,157	76,056
Valuation allowance	(3,234)	(4,650)
Total net deferred assets	72,923	71,406
Deferred tax liabilities:
Intangible assets	(184,486)	(186,737)
Property, plant and equipment	(24,394)	(24,785)
Other	—	(2,923)
Total deferred tax liabilities	(208,880)	(214,445)
Net deferred income tax liabilities	$(135,957)	$(143,039)

We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $3,234 at March 31, 2016 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal year 2016 primarily due to the expiration of certain capital losses and credits.

Included in the net deferred tax liability are federal, foreign and state net operating loss and credit carryovers, $2,992 of which expires in years ending from March 31, 2016 through March 31, 2036 and $151 that may be carried over indefinitely. The carryforwards presented above are net of any applicable uncertain tax positions.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

We have provided for U.S. deferred income taxes in the amount of $8,492 on undistributed earnings not considered indefinitely reinvested. Additionally, we have undistributed earnings of $26,541 generated from certain foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these earnings. These undistributed earnings may become taxable in the United States upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income tax paid, net of refunds, totaled $93,038 in fiscal 2016.
At March 31, 2016, and 2015, unrecognized tax benefits that have not been recorded in the financial statements amounted to $36,194 and $30,768, respectively, of which $29,884 and $25,875, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $5,388 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,574.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Unrecognized Tax Benefits—beginning of period	$27,334	$23,237	$4,565
Gross increases—tax positions in prior periods	15,461	2,275	15,536
Gross decreases—tax positions in prior periods	—	(283)	—
Gross increases—current-period tax positions	2,776	2,262	3,220
Settlements	(14,210)	(52)	—
Lapse of statute of limitations	(718)	(105)	(84)
Unrecognized Tax Benefits—end of period	$30,643	$27,334	$23,237
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2016 and 2015, $3,046 and $1,662 of income tax-related interest and $2,505 and $1,772 of penalties were included in accrued income taxes, respectively. Our current tax provision included $1,443 of expense related to interest and penalties.
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
Prior to the Spin-Off, Orbital ATK or one of its subsidiaries files income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. The IRS is also currently auditing our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Commitments

We lease land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $18,959 in fiscal year 2016, $15,908 in fiscal year 2015, and $12,595 in fiscal year 2014.
The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

2017	$14,767
2018	10,781
2019	7,374
2020	5,043
2021	3,839
Thereafter	2,663
Total	$44,467
We have known purchase commitments of $21,625 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $765 as of March 31, 2016 and $558 as of March 31, 2015.
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
We maintain an equity incentive plan (the “2014 Stock Incentive Plan” or the “Plan”), which became effective on February 10, 2015, following the Spin-Off from Orbital ATK. Orbital ATK maintained similar plans: the 1990 Equity Incentive Plan, the Non-Employee Director Restricted Stock Plan, and the 2005 Stock Incentive Plan, which governed the awards granted to employees and directors prior to the Spin-Off. The 2014 Stock Incentive Plan was established to govern the awards granted to our employees and directors under the prior Orbital ATK plans and provides for awards of stock options, restricted stock and restricted stock units, performance awards, and total stockholder return performance awards ("TSR awards") that will be granted to certain of our employees and directors subsequent to the Spin-Off. We issue treasury shares upon the payment of

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

performance awards, TSR awards, and restricted stock units, grant of restricted stock, or exercise of stock options and are accounted for as equity-based compensation awards.
Disclosures prior to February 10, 2015 represent our portion of the plans maintained by Orbital ATK in which our employees and directors participated. There are four types of awards outstanding that were issued under Orbital ATK's stock incentive plans: performance awards, TSR awards, restricted stock, and stock options. Orbital ATK issued treasury shares upon the payment of performance awards, TSR awards, and restricted stock units, grant of restricted stock, or exercise of stock options and are accounted for as equity-based compensation awards. On February 10, 2015, Orbital ATK converted or adjusted outstanding stock options and restricted stock to include both Orbital ATK shares and Vista Outdoor shares to replace awards denominated in Orbital ATK common shares. Performance shares and TSR awards were converted to restricted stock units or restricted stock and will vest over the remaining vesting period of the awards. The manner of conversion for each award reflected a mechanism intended to preserve the intrinsic value of each award, and generally on terms which were in all material respects identical to the terms of the awards it replaced.
As of March 31, 2016, we are authorized to issue up to 5,750,000 common shares under the 2014 Stock Incentive Plan, plus additional shares issuable pursuant to awards granted immediately prior to the Spin-Off in respect of equity-based awards of Orbital ATK granted under the Orbital ATK Stock Plans that were outstanding immediately prior to the Spin-Off and converted into awards subsequent to the Spin-Off. As of March 31, 2016, 4,792,877 common shares are available to be granted.
As of March 31, 2016, there were up to 202,983 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

•	up to 105,713 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal year 2017 through fiscal year 2019 period.

•	up to 97,270 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal year 2016 through fiscal year 2018 period.

As of March 31, 2016, there were up to 109,299 TSR awards reserved for key employees.

•	up to 56,923 shares will become payable only upon achievement of certain total shareholder return targets, for the fiscal year 2017 through fiscal year 2019 period.

•	up to 52,376 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2016 through fiscal 2018 period.
The weighted average fair value per TSR award granted was $69.50 and $57.49 during fiscal years 2016 and 2015, respectively. We used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of our stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average assumptions used in estimating the value of the TSR awards were as follows:

	Fiscal 2016	Fiscal 2015
Risk-free rate	1.03%	0.93%
Expected volatility	30.72%	33.25%
Expected dividend yield	—%	—%
Expected award life	3	3
Restricted stock granted to non-employee directors and certain key employees totaled 89,118 shares in fiscal year 2016, and 174,818 shares in fiscal year 2015. Restricted shares vest over periods generally ranging from one to four years from the date of award and are valued at the fair market value of common stock as of the grant date.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

Restricted stock units granted to certain key employees and non-employee directors totaled 91,434 shares in fiscal year 2016, and 132,541 shares in fiscal year 2015. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the fair market value of common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with ten-year terms.
The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires us to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the average volatility of similar type public companies stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $14.97, $14.94, and $35.34 during fiscal years 2016, 2015, and 2014, respectively. The following weighted average assumptions were used for grants:

	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Risk-free rate	1.6%	1.59%	1.86%-2.07%
Expected volatility	23.47%	30.22%	25.95%-26.71%
Expected dividend yield	—%	—%	1.27%-1.58%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $12,279, $3,012, and $2,398 was recognized during fiscal 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the consolidated and combined statements of comprehensive income for share-based compensation was $4,963, $420, and $920 during fiscal years 2016, 2015, and 2014, respectively.
A summary of our stock option activity is presented below. Note that the activities presented for fiscal year 2015 prior to the Spin-Off and fiscal year 2014 represent the stock options held by our employees under the Orbital ATK long-term incentive award program in Orbital ATK shares. Subsequent to the Spin-Off shares represent those stock options outstanding in our stock.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2013	126,972	$60.99
Granted	31,541	129.60
Exercised	(300)	54.84
Forfeited/expired	(450)	54.84
Outstanding at March 31, 2014	157,763	$74.74	8.3	$67.41
Conversion related to Spin-Off(a)	383,047
Granted	67,710	$42.75
Exercised	—
Forfeited/expired	—
Outstanding at March 31, 2015	608,520	$22.47	7.8	$20.35
Granted	70,821	52.09
Exercised	(66,670)	17.60
Forfeited/expired	—
Outstanding at March 31, 2016	612,671	$26.42	7.4	$25.51
Options exercisable at:
March 31, 2014	64,289	$59.26	8.3	$82.59
March 31, 2015	438,980	$18.53	7.3	$24.29
March 31, 2016	472,737	$20.56	6.8	$31.35

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

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
The total intrinsic value of options exercised was $1,970 during fiscal year 2016. There were no options exercised during fiscal year 2015. The total intrinsic value of options exercised was $6 during fiscal year 2014. Total cash received from options exercised was $1,173 and $16 during fiscal years 2016 and 2014, respectively.
A summary of our performance share award, TSR award, restricted stock activity is presented below. Note that the activities presented for fiscal year 2015 prior to the Spin-Off and fiscal year 2014 represent the restricted stock held by our employees under the Orbital ATK long-term incentive award program in Orbital ATK shares. Subsequent to the Spin-Off shares represent those stock options outstanding in our stock

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2013	317,580	$64.78
Granted	85,152	123.56
Canceled/forfeited	(73,909)	69.06
Vested	(83,155)	66.90
Nonvested at March 31, 2014	245,668	$83.15
Conversion related to Spin-Off(a)	88,657
Granted	342,863	47.29
Canceled/forfeited	—	—
Vested	(68,151)	20.88
Nonvested at March 31, 2015	609,037	$29.13
Granted	251,754	53.35
Canceled/forfeited	(31,265)	69.05
Vested	(80,756)	61.82
Nonvested at March 31, 2016	748,770	$32.08

(a) The number of performance share awards, TSR awards, and shares of restricted stock and the weighted average grant date fair value converted is equal to the number of shares and weighted average grant date fair value of such prior to the Spin-Off, adjusted for the 2 for 1 stock conversion and for the Spin-Off conversion adjustment. Included in the conversion related to Spin-Off are awards related to employees both within our Company and remaining at Orbital ATK as a result of the Spin-Off, as well as the conversion of all outstanding TSR and performance shares into restricted stock units.

As noted above, upon the Spin-Off from Orbital ATK certain performance shares and TSR awards were converted to restricted stock units and will vest over the remaining vesting period of the awards. Additionally, certain key employees received restricted stock unit grants during fiscal years 2016 and 2015, which will vest over the next one to three years. These restricted stock units will be settled with the issuance of shares upon vesting. A summary of our restricted stock unit award activity is presented below.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2014	—	—
Conversion related to Spin-Off(a)	250,534	$20.74
Granted	132,541	42.75
Canceled/forfeited	—	—
Vested	(123,208)	15.21
Nonvested at March 31, 2015	259,867	$34.59
Granted	91,434	51.64
Canceled/forfeited	(22,788)	63.53
Vested	(61,692)	67.32
Nonvested at March 31, 2016	266,821	$30.40

(a) The number of restricted stock units converted represents the conversion of TSR and performance shares issued for long term incentive plans issued prior to the Spin-Off converted into restricted stock units to be vested over one to three years for certain key employees.
As of March 31, 2016, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $24,696 and is expected to be realized over a weighted average period of 2.3 years.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the next two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The new repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During fiscal year 2016, we repurchased 3,179,086 shares for $142,200. During fiscal year 2015, we repurchased 162,000 shares for $6,870.
15. Related Party Transactions

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

Allocation of General Corporate Expenses

Prior to February 9, 2015, the consolidated and combined financial statements reflect an allocation of certain costs managed at the Orbital ATK level. These costs had historically been allocated to Vista Outdoor. These costs generally fall into one of the following categories:

•
Orbital ATK management and support services – This category includes costs for functions such as acquisition transaction costs, human resources (talent acquisition/compensation), treasury, risk management, internal audit, finance, tax, legal, executive office, business development, government relations, and other administrative support. These costs were allocated to us based on a percentage of sales for all of Orbital ATK or as specifically identified. The consolidated and combined financial statements include Orbital ATK management and support services allocations included within the general and administrative expense totaling $33,593 for the period ending February 9, 2015 and $29,268 for the fiscal year ended March 31, 2014.

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs were generally allocated to us using either sales, headcount, or fixed assets. The consolidated and combined statement of operations reflects infrastructure costs allocations included within the general and administrative expense totaling $4,959 for the period ending February 9, 2015 and $4,947 for the fiscal year ended March 31, 2014.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Related Party Transactions (Continued)

•
Orbital ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs were generally allocated to us based on specific identification of the benefits provided to our employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, were allocated based upon member headcount. Pension expense is actuarially determined for individual segments and was identified directly to those segments. The pension expense determined for composite pension segments was further allocated to individual segments using total payroll. The consolidated and combined financial statements include Orbital ATK-provided benefits allocations totaling $48,549 for the period ending February 9, 2015, and $45,605 for the fiscal year ended March 31, 2014.

Management believes that the methods of allocating these costs are reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Historically, we purchased and sold certain products and services to/from Orbital ATK businesses. Prior to the Spin-Off, purchases of products and services from these affiliated entities, which were recorded at sales price, were $170,783 through February 9, 2015, and $273,246 for the fiscal year ended March 31, 2014. Sales of products and services to these entities were $8,874 through February 9, 2015, and $12,422 for the fiscal year ended March 31, 2014.

Master Transition Services Agreement

We entered into a Master Transition Services Agreement with Orbital ATK, under which each of Orbital ATK or their respective affiliates provided us with certain services, including information technology, financial, procurement, human resource, benefits support and other specified services from Orbital ATK. These services were provided at cost and were completed by March 31, 2016 besides certain tax services described in the Tax Matters Agreement.

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

16. Operating Segment Information
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

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Operating Segment Information (Continued)

•
Shooting Sports, which generated 62% of our external sales in fiscal year 2016. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

•
Outdoor Products, which generated 38% of our external sales in fiscal year 2016. The Outdoor Products product lines are archery/hunting accessories, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Eyewear products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

No single customer accounted for more than 10% of our sales in fiscal year 2015. One customer accounted for approximately 10% and 12% of total fiscal years 2016 and 2014 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal years 2016 and 2014.
Our sales to foreign customers were $347,520 in fiscal year 2016, $250,000 in fiscal year 2015, and $243,166 in fiscal 2014. During fiscal year 2016, approximately 41% of these sales were in Shooting Sports and 59% were in Outdoor Products. Sales to no individual country outside the United States accounted for more than 4% of our sales in fiscal years 2016 and 2015.
The following summarizes our results by segment:

	Year ended March 31, 2016
	Shooting Sports	Outdoor Products	Corporate	Total
External sales	$1,408,973	$861,761	$—	$2,270,734
Capital expenditures	24,397	10,904	9,515	44,816
Depreciation	27,772	11,181	—	38,953
Amortization of intangible assets	6,900	26,761	—	33,661
Gross profit	$376,957	$242,817	$(329)	$619,445

	Year ended March 31, 2015
	Shooting Sports	Outdoor Products	Corporate	Total
External sales	$1,353,092	$730,322	$—	$2,083,414
Capital expenditures	29,664	7,214	1,327	38,205
Depreciation	22,965	12,435	5	35,405
Amortization of intangible assets	6,900	24,246	—	31,146
Gross profit	$331,145	$200,043	$(2,267)	$528,921

	Year ended March 31, 2014
	Shooting Sports	Outdoor Products	Corporate	Total
External sales	$1,422,442	$451,477	$—	$1,873,919
Capital expenditures	31,634	8,600	—	40,234
Depreciation	16,497	8,394	—	24,891
Amortization of intangible assets	5,319	14,692	—	20,011
Gross profit	$382,971	$83,787	$545	$467,303
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $3,181, $2,010, and $1,754 for the years ended March 31, 2016, 2015, and 2014, respectively.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

17. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2016 Quarter Ended
	July 5,	October 4,	January 3,	March 31,
Sales, net	$514,497	$551,377	$592,557	$612,303
Gross profit	139,292	149,024	167,504	163,625
Net income	$33,891	$32,675	$43,159	$37,312
Earnings per common share:
Basic	$0.54	$0.52	$0.70	$0.61
Diluted	$0.53	$0.52	$0.70	$0.61

	Fiscal 2015 Quarter Ended
	June 29,	September 28,	December 28,	March 31,
Sales, net	$565,995	$525,149	$506,881	$485,389
Gross profit	143,451	128,595	134,037	122,838
Net income	$41,045	$33,745	$(11,169)	$15,907
Earnings per common share:
Basic(1)	$0.64	$0.53	$(0.17)	$0.25
Diluted(1)	$0.64	$0.53	$(0.17)	$0.25
(1) For the first three quarters in fiscal year 2015, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on February 9, 2015.
18. Subsequent Events

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000 in cash, subject to customary working capital adjustments, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The acquisition of Action Sports includes more than 600 employees worldwide. The preliminary purchase price allocation has not been completed as of May 27, 2016.
In order to finance the purchase of Action Sports, on April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”), which replaced the 2014 Credit Agreement and borrowed $80,000 on our revolving line of credit. The 2016 Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. With the exception of the Action Sports and its subsidiaries, substantially all domestic tangible and intangible assets of Vista Outdoor and its subsidiaries are pledged as collateral under the 2016 Credit Agreement. The domestic tangible and intangible assets of Action Sports and its subsidiaries will be pledged as collateral during fiscal 2017. Borrowings under the 2016 Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on our consolidated leverage ratio, as defined in the Agreement, and based on our current ratio, the base rate margin is 0.75% and the Eurodollar margin is 1.75%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. Debt issuance costs of approximately $12,000 will be amortized over the term of the 2016 Credit Agreement. In connection with this financing activity, $1,521 of the unamortized deferred debt issuance costs related to the 2014 Credit Agreement will be written off in the first quarter of fiscal 2017.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016 and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal year 2016, we completed the acquisition of CamelBak, which is being integrated into our Outdoor Products segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the CamelBak business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. During the fourth quarter of fiscal year 2016, we transitioned the majority of our domestic business units onto a new human resource management system which includes our payroll processing. There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Vista Outdoor prepared and is responsible for the consolidated financial statements and all related financial information contained in this Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting. Vista Outdoor's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, Vista Outdoor designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of Vista Outdoor's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors Vista Outdoor's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2016.

Management has excluded from its assessment the internal control over financial reporting at CamelBak, which we acquired on August 3, 2015, and whose financial statements constitute approximately 5% of net revenues and approximately 3% of total assets (excluding CamelBak goodwill and intangible assets which were integrated into the Company's systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2016.

Our internal control over financial reporting as of March 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Mark W. DeYoung
Chairman and Chief Executive Officer

/s/ Stephen M. Nolan
Senior Vice President and Chief Financial Officer
May 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vista Outdoor Inc.
Farmington, Utah

We have audited the internal control over financial reporting of Vista Outdoor Inc. (the "Company") as of March 31, 2016, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CamelBak Products, LLC, (“CamelBak”), which was acquired on August 3, 2015 and whose financial statements constitute 5% of net revenues and approximately 3% of total assets (excluding CamelBak goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at CamelBak. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2016 of the Company and our report dated May 27, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP

Minneapolis, Minnesota
May 27, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders pursuant to General Instruction G(3) to Form 10-K. Vista Outdoor will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2016.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the "2015 Proxy Statement"). Information regarding our executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2016 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Code of Business Ethics in the 2016 Proxy Statement. Vista Outdoor's Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2016 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of our named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2016 Proxy Statement. Information about compensation of our directors is incorporated by reference from the section entitled Director Compensation in the 2016 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2016 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2016 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2016 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2016 Proxy Statement.

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

VISTA OUTDOOR INC.
Date: May 27, 2016	By:	/s/ Stephen M. Nolan
		Name:	Stephen M. Nolan
		Title:	Senior Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 27, 2016.

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

VISTA OUTDOOR INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2016
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
4.2*
Indenture, dated as of August 11, 2015, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

4.3*
Supplemental Indenture, dated as of August 11, 2015, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee. (Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

4.4*	Form of 5.875% Senior Note due 2023. (Exhibit 4.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).
4.5*
Registration Rights Agreement, dated August 11, 2015, by and among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and Morgan Stanley & Co. LLC, as initial purchaser of the Notes. (Exhibit 4.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

10.1*
Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of April 1, 2016 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2016).

10.2*#
Employment Agreement, dated as of December 18, 2014 between Vista Outdoor Inc. and Mark W. DeYoung. (Exhibit 10.3 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.3*#	Offer Letter between Vista Outdoor Inc. and Stephen M. Nolan (Exhibit 10.3 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.4*#	Offer Letter between Vista Outdoor Inc. and Scott D. Chaplin (Exhibit 10.4 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).
10.5*#
Offer Letter between Vista Outdoor Inc. and Stephen S. Clark. (Exhibit 10.10 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.6*#	Offer Letter between Vista Outdoor Inc. and Kelly T. Grindle (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2015).
10.7*#	Offer Letter between Vista Outdoor Inc. and Robert J. Keller (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2016).
10.8*#	Vista Outdoor Inc. Executive Officer Incentive Plan. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.9*#
Vista Outdoor Inc. Income Security Plan, as Amended and Restated Effective August 10, 2015 (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2015).

10.10*#	Vista Outdoor Inc. Executive Severance Plan. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.11*#
Vista Outdoor Inc. Defined Benefit Supplemental Executive Retirement Plan. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.12*#
Vista Outdoor Inc. Defined Contribution Supplemental Executive Retirement Plan. (Exhibit 10.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.13*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal years ended March 31, 2012 and March 31, 2013. (Exhibit 10.6 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.14*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal year ended March 31, 2014. (Exhibit 10.7 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.15*#
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

10.17*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period. (Exhibit 10.10 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.18*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period. (Exhibit 10.11 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.19*#
Form of Amendment to ATK Performance Growth Award Agreement (Officers or Employees of Vista Outdoor Inc. (other than CEO, CFO and General Counsel) or Former Employees Who Were Employed in ATK’s Sporting Group). (Exhibit 10.12 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.20*#
Form of Amendment to ATK Performance Growth Award Agreement (ATK Corporate Executive Officers to be Employed by Vista Outdoor Inc.). (Exhibit 10.13 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.21*#
Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan. (Exhibit 10.14 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.22*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the fiscal year ended March 31, 2014. (Exhibit 10.15 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.23*#	Form of Amendment to ATK Restricted Stock Award Agreement. (Exhibit 10.16 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.24*#
Form of Vista Outdoor Inc. Restricted Stock Unit Award Agreement. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.25*#	Form of Vista Outdoor Inc. Performance Growth Award Agreement. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015)
10.26*#	Form of Vista Outdoor Inc. Restricted Stock Award Agreement. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.27*#
Form of Vista Outdoor Inc. Non-Qualified Stock Option Award Agreement. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.28*#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.26 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.29*#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Award Agreement (Exhibit 10.27 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.30*#
Form of Vista Outdoor Inc. Non-Employee Director Deferred Stock Unit Award Agreement (Exhibit 10.28 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.31*#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).
10.32*#
Vista Outdoor Inc. Nonqualified Deferred Compensation Plan. (Exhibit 4.4 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant as of March 31, 2016.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.