Form 10-Q
period 2016-07-03
Vista Outdoor Inc.
filed 2016-08-12
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
262 N University Drive Farmington, UT	84025
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 8, 2016, there were 60,334,620 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended
(Amounts in thousands except per share data)	July 3, 2016	July 5, 2015
Sales, net	$630,269	$514,497
Cost of sales	458,892	375,205
Gross profit	171,377	139,292
Operating expenses:
Research and development	7,831	2,355
Selling, general, and administrative	104,444	77,954
Income before interest and income taxes	59,102	58,983
Interest expense, net	(11,963)	(2,569)
Income before income taxes	47,139	56,414
Income tax provision	18,015	22,523
Net income	$29,124	$33,891
Earnings per common share:
Basic	$0.48	$0.54
Diluted	$0.48	$0.53
Weighted-average number of common shares outstanding:
Basic	60,384	63,286
Diluted	60,715	63,611

Net income (from above)	$29,124	$33,891
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $162 and $158, respectively	(274)	(267)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(734) and $(819), respectively	1,236	1,381
Change in derivatives, net of tax benefit (expense) of $0 and $(54), respectively	—	90
Change in cumulative translation adjustment, net of tax benefit of $0 and $0, respectively	(4,799)	2,670
Total other comprehensive (loss) income	(3,837)	3,874
Comprehensive income	$25,287	$37,765
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	July 3, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$66,000	$151,692
Net receivables	519,762	428,398
Net inventories	553,631	440,240
Other current assets	36,337	29,334
Total current assets	1,175,730	1,049,664
Net property, plant, and equipment	238,282	203,485
Goodwill	1,204,046	1,023,451
Net intangible assets	794,720	650,472
Deferred charges and other non-current assets	22,319	15,562
Total assets	$3,435,097	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$122,000	$17,500
Accounts payable	139,642	147,738
Accrued compensation	33,505	47,394
Accrued income taxes	25,697	12,171
Federal excise tax	28,386	27,701
Other current liabilities	160,085	116,397
Total current liabilities	509,315	368,901
Long-term debt	936,299	652,787
Deferred income tax liabilities	182,875	135,957
Accrued pension and postemployment liabilities	72,548	73,503
Other long-term liabilities	68,301	51,319
Total liabilities	1,769,338	1,282,467
Commitments and contingencies (Notes 10 and 13)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 60,359,234 shares at July 3, 2016 and 60,825,914 shares at March 31, 2016	603	608
Additional paid-in capital	1,746,469	1,743,371
Retained earnings	195,545	166,421
Accumulated other comprehensive loss	(114,051)	(110,214)
Common stock in treasury, at cost— 3,605,205 shares held at July 3, 2016 and 3,138,525 shares held at March 31, 2016	(162,807)	(140,019)
Total stockholders' equity	1,665,759	1,660,167
Total liabilities and stockholders' equity	$3,435,097	$2,942,634
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(Amounts in thousands)	July 3, 2016	July 5, 2015
Operating Activities:
Net income	$29,124	$33,891
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	13,676	9,255
Amortization of intangible assets	10,106	7,302
Amortization of deferred financing costs	2,172	538
Deferred income taxes	52	1,005
Loss on disposal of property, plant, and equipment	41	30
Stock-based compensation	3,310	2,949
Excess tax benefits from share-based plans	—	(206)
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	(12,908)	(67,242)
Net inventories	(57,697)	(54,480)
Accounts payable	(33,196)	(728)
Accrued compensation	(19,322)	(4,531)
Accrued income taxes	14,396	13,849
Federal excise tax	737	386
Pension and other postretirement benefits	579	1,791
Other assets and liabilities	26,772	14,272
Cash used for operating activities	(22,158)	(41,919)
Investing Activities:
Capital expenditures	(21,006)	(10,557)
Acquisition of businesses, net of cash acquired	(405,943)	—
Proceeds from the disposition of property, plant, and equipment	34	20
Cash used for investing activities	(426,915)	(10,537)
Financing Activities:
Borrowings on line of credit	115,000	—
Payments on line of credit	(25,000)	—
Proceeds from issuance of long-term debt	307,500	—
Payments made on long-term debt	(8,000)	(4,375)
Payments made for debt issuance costs	(3,660)	—
Purchase of treasury shares	(22,058)	(23,743)
Excess tax benefits from share-based plans	—	206
Proceeds from employee stock compensation plans	—	438
Cash provided by (used for) financing activities	363,782	(27,474)
Effect of foreign exchange rate fluctuations on cash	(401)	254
Decrease in cash and cash equivalents	(85,692)	(79,676)
Cash and cash equivalents at beginning of period	151,692	263,951
Cash and cash equivalents at end of period	$66,000	$184,275

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,065	$1,274
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$998	$941

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$1,648,764
Comprehensive income	—	—	—	33,891	3,874	—	37,765
Exercise of stock options	20,078	—	(426)	—	—	864	438
Restricted stock grants net of forfeitures	44,050	—	(1,880)	—	—	1,880	—
Share-based compensation	—	—	2,944	—	—	—	2,944
Restricted stock vested and shares withheld	(22,019)	—	955	—	—	(955)	—
Treasury stock purchased	(511,814)	—	—	—	—	(22,908)	(22,908)
Employee plans and other	—	—	—	—	—	(3)	(3)
Tax benefit related to share based plans and other	—	(5)	206	—	—	—	201
Contributions from former parent	—	—	(785)	—	—	—	(785)
Balance, July 5, 2015	63,408,794	$634	$1,743,139	$53,275	$(106,429)	$(24,203)	$1,666,416

Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive income (loss)	—	—	—	29,124	(3,837)	—	25,287
Exercise of stock options	—	—	—	—	—	—	—
Restricted stock grants net of forfeitures	(11,344)	—	(141)	—	—	37	(104)
Share-based compensation	—	—	3,310	—	—	—	3,310
Restricted stock vested and shares withheld	912	—	(71)	—	—	(548)	(619)
Treasury stock purchased	(461,525)	—	—	—	—	(22,277)	(22,277)
Contribution from former parent and other	5,277	(5)	—	—	—	—	(5)
Balance, July 3, 2016	60,359,234	$603	$1,746,469	$195,545	$(114,051)	$(162,807)	$1,665,759
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter ended July 3, 2016
(Amounts in thousands unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and notes included in our fiscal 2016 financial statements as filed on Form 8-K on August 10, 2016.

Basis of Presentation.    Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“fiscal 2016”). Management is responsible for the condensed consolidated financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of July 3, 2016 and March 31, 2016, and our results of operations and cash flows for the quarters ended July 3, 2016 and July 5, 2015.

New Accounting Pronouncements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. We are still in the process of evaluating the effect of adoption on our financial statements.

On March 30, 2016, the FASB issued Accounting Standard Update No. 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and classification in the statement of cash flows. The standard allows for early adoption. As of March 31, 2016 we have elected to early adopt this standard and prospectively present the change to the financial statements given the immaterial nature of the prior period balances.

There are no other new accounting pronouncements that are expected to have a significant impact on our condensed consolidated financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
2. Fair Value of Financial Instruments (Continued)

The following section describes the valuation methodologies we used to measure our financial instruments at fair value.
Long-term debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate long-term debt is based on market quotes for the outstanding notes. We have considered these to be Level 2 instruments.
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. See Note 4 for further details.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	July 3, 2016		March 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$365,750	$350,000	$366,625
Variable-rate debt	722,000	722,000	332,500	332,500

3. Earnings Per Share

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

In computing EPS for the quarters ended July 3, 2016 and July 5, 2015, earnings, as reported for each respective period, is divided by (in thousands):

	Quarter ended
	July 3, 2016	July 5, 2015
Basic EPS shares outstanding	60,384	63,286
Dilutive effect of stock-based awards	331	325
Diluted EPS shares outstanding	60,715	63,611
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	71	122
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarters ended July 3, 2016 and July 5, 2015, we repurchased 461,525 shares for $22,277 and 512,000 shares for $22,900, respectively. Since the inception of the program through July 3, 2016, we have repurchased 3,802,611 shares for $171,347.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants.

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Acquisitions

Acquisition of Action Sports

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000 utilizing cash on hand and borrowings under our existing credit facilities, subject to customary working capital adjustments, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business.

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

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business. As of July 3, 2016, the value of the future contingent consideration was $1,075. The reduction from the original estimate was primarily a result of not achieving the first growth milestone.

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

Current quarter results for acquisitions

For the quarter ended July 3, 2016, Vista Outdoor recorded sales of approximately $134,070 and gross profit of approximately $42,329, associated with the operations of these acquired businesses and reflected in the Outdoor Products segment results.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Acquisitions (Continued)

Preliminary Allocation of Consideration Transferred to Net Assets Acquired for Action Sports and CamelBak:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Action Sports and CamelBak acquisitions. The final determination of the fair value of certain assets and liabilities will be completed within the required measurement period, which will be no later than 12 months from the date of acquisition. The size and breadth of the Action Sports and CamelBak acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the trade name and customer relationship intangible assets and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

Action Sports Preliminary Purchase Price Allocation:

	April 1, 2016
Purchase price net of cash acquired:
Cash paid		$400,000
Estimated earnout value		4,272
Cash paid for working capital		1,671
Total purchase price		405,943
Fair value of assets acquired:
Receivables	$79,328
Inventories	56,527
Tradename, customer relationship, and technology intangibles	155,100
Property, plant, and equipment	34,114
Other assets	7,270
Total assets	332,339
Fair value of liabilities assumed:
Accounts payable	30,240
Deferred tax liabilities	46,393
Other liabilities	32,816
Total liabilities	109,449
Net assets acquired		222,890
Goodwill		$183,053

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Acquisitions (Continued)

CamelBak Preliminary Purchase Price Allocation:

	August 3, 2015
Purchase price net of cash acquired:
Cash paid		$412,500
Cash paid for working capital		9,810
Total purchase price		422,310
Fair value of assets acquired:
Receivables	$30,093
Inventories	30,916
Tradename, customer relationship, and technology intangibles	133,800
Property, plant, and equipment	7,985
Other assets	6,902
Total assets	209,696
Fair value of liabilities assumed:
Accounts payable	8,219
Other liabilities	8,024
Total liabilities	16,243
Net assets acquired		193,453
Goodwill		$228,857

Intangible assets above include:

	Value	Useful life (years)
Action Sports
Indefinite lived tradenames	$76,700	Indefinite
Definite lived tradenames	1,400	15
Customer relationships	74,700	15-20
Technology	2,300	10

CamelBak
Indefinite lived tradename	$79,400	Indefinite
Customer relationships	49,400	10-20
Technology	5,000	7-17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
4. Acquisitions (Continued)

Supplemental Pro Forma Data for Action Sports and CamelBak:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Action Sports and CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarters ended July 3, 2016 and July 5, 2015 present consolidated information as if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015. The pro forma results were calculated by combining our results with the standalone results of Action Sports and CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter ended
(Amounts in thousands except per share data)	July 3, 2016	July 5, 2015
Sales	$630,269	$640,250
Net income	29,564	36,464
Basic earnings per common share	0.49	0.58
Diluted earnings per common share	0.49	0.57

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015, as adjusted for the applicable tax impact:

	Quarter ended
	July 3, 2016	July 5, 2015
Inventory step-up, net(1)	$(502)	$502
Fees for advisory, legal, accounting services(2)	(946)	946
(1) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory of $817 which was expensed over the first inventory cycle.
(2) We removed the fees that were incurred in connection with the acquisition of Action Sports from fiscal 2017 and considered those fees as incurred during the first quarter of fiscal 2016. Costs were recorded in Selling, general, and administrative expense. We have incurred total of $2,837 in fees in connection with the acquisition of Action Sports during fiscal 2016 and 2017.
5. Net Receivables
Net receivables are summarized as follows:

	July 3, 2016	March 31, 2016
Trade receivables	$535,505	$446,032
Other receivables	2,315	1,778
Less allowance for doubtful accounts and discounts	(18,058)	(19,412)
Net receivables	$519,762	$428,398
One customer represented 16% and 13% of the total trade receivables balance as of July 3, 2016 and March 31, 2016, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

6. Net Inventories
Net inventories consist of the following:

	July 3, 2016	March 31, 2016
Raw materials	$103,504	$91,898
Work in process	60,618	61,864
Finished goods	389,509	286,478
Net inventories	$553,631	$440,240
7. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	July 3, 2016	March 31, 2016
Pension and other postretirement benefits	$(62,705)	$(63,667)
Cumulative translation adjustment	(51,346)	(46,547)
Total AOCL	$(114,051)	$(110,214)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Quarter ended July 3, 2016
	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(63,667)	$(46,547)	$(110,214)
Net actuarial losses reclassified from AOCL (1)	1,236	—	1,236
Prior service costs reclassified from AOCL (1)	(274)	—	(274)
Net change in cumulative translation adjustment	—	(4,799)	(4,799)
Ending balance in AOCL	$(62,705)	$(51,346)	$(114,051)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended July 5, 2015
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$—	$(58,155)	$(52,148)	$(110,303)
Net increase in fair value of derivatives	97	—	—	97
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	(7)	—	—	(7)
Net actuarial losses reclassified from AOCL (2)	—	1,381	—	1,381
Prior service costs reclassified from AOCL (2)	—	(267)	—	(267)
Net change in cumulative translation adjustment	—	—	2,670	2,670
Ending balance in AOCL	$90	$(57,041)	$(49,478)	$(106,429)
(1) Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.
(2) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2016	$818,560	$204,891	$1,023,451
Acquisition	183,053	—	183,053
Effect of foreign currency exchange rates	(2,467)	9	(2,458)
Balance, July 3, 2016	$999,146	$204,900	$1,204,046

The acquisition in Outdoor Products related to the preliminary purchase price allocation for Action Sports as previously discussed.
The goodwill recorded within Outdoor Products and Shooting Sports segments are presented net of $47,791 and $41,020 of accumulated impairment losses, respectively.
Net intangibles consisted of the following:

	July 3, 2016			March 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$186,562	$(49,945)	$136,617	$185,162	$(46,812)	$138,350
Patented technology	30,200	(10,406)	19,794	27,900	(9,949)	17,951
Customer relationships and other	346,341	(57,229)	289,112	272,431	(50,757)	221,674
Total	563,103	(117,580)	445,523	485,493	(107,518)	377,975
Non-amortizing trade names	349,197	—	349,197	272,497	—	272,497
Net intangibles	$912,300	$(117,580)	$794,720	$757,990	$(107,518)	$650,472

The gross amount of amortizable and non-amortizable intangible assets increased from March 31, 2016 due to the acquisition of Action Sports. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.5 years. Amortization expense for the quarters ended July 3, 2016 and July 5, 2015 was $10,106 and $7,302, respectively. We expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2017	$30,561
Fiscal 2018	40,748
Fiscal 2019	38,004
Fiscal 2020	37,121
Fiscal 2021	37,054
Thereafter	262,035
Total	$445,523

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)

9. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	July 3, 2016	March 31, 2016
Other current liabilities:
In-transit inventory and other	$85,145	$40,242
Rebate	28,127	17,957
Employee benefits and insurance	12,312	11,131
Accrued advertising	12,140	10,315
Warranty	8,036	8,611
Interest	5,471	13,157
Freight accrual	2,459	2,446
Customer obligations	2,501	9,613
Product liability	2,043	1,622
Accrued taxes	1,851	1,303
Total other current liabilities	$160,085	$116,397

Other non-current liabilities:
Non-current portion of accrued income tax liability	$26,225	$25,421
Product liability	5,525	—
Contingent consideration	5,347	4,471
Management non-qualified deferred compensation plan	2,949	2,668
Environmental remediation	740	745
Other	27,515	18,014
Total other non-current liabilities	$68,301	$51,319
We provide consumer warranties against manufacturing defects on certain products within the Outdoor Products and Shooting Sports segments with warranty periods ranging typically from one year to a lifetime. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the period presented:

Balance, March 31, 2016	$8,611
Payments made	(571)
Warranties issued	146
Changes related to preexisting warranties	(150)
Balance, July 3, 2016	$8,036

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	July 3, 2016	March 31, 2016
Senior Credit Facility:
Term Loan	$632,000	$332,500
Revolving Credit Facility	90,000	—
Total principal amount of Credit Agreement	722,000	332,500
5.875% Senior Notes due 2023	350,000	350,000
Principal amount of long-term debt	1,072,000	682,500
Less: Unamortized deferred financing costs	13,701	12,213
Carrying amount of long-term debt	1,058,299	670,287
Less: current portion	122,000	17,500
Carrying amount of long-term debt, excluding current portion	$936,299	$652,787

Credit Agreement

On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”), which replaced our 2014 Credit Agreement. The 2016 Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Borrowings under the 2016 Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the 2016 Credit Agreement. Based on the ratio in effect as of July 3, 2016, the base rate margin was 0.50% and the Eurodollar margin was 1.50%. The interest rate for the Term Loan as of July 3, 2016 was 1.96%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.25%. As of July 3, 2016, we had $90,000 in borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $29,172, which reduced amounts available on the Revolving Credit Facility to $280,828.

With the exception of Action Sports and its subsidiaries, substantially all domestic tangible and intangible assets of Vista Outdoor and its subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. are pledged as collateral under the 2016 Credit Agreement. The domestic tangible and intangible assets of Action Sports and its subsidiaries are expected to be pledged as collateral during fiscal 2017. Debt issuance costs of approximately $12,000 are being amortized over the term of the 2016 Credit Agreement.

In fiscal 2014, we entered into a credit agreement (the "2014 Credit Agreement"), which was comprised of a Term A Loan of $350,000 and a Revolving Credit Facility of $400,000, both of which were to mature on February 9, 2020. During the quarter ended July 3, 2016, we refinanced this agreement as noted above. In connection with this transaction, we wrote off $1,521 of unamortized deferred debt issuance costs in the quarter ended July 3, 2016.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
10. Long-term Debt (Continued)

Rank and Guarantees

The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries with the exception of the Action Sports subsidiaries, and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., as described above. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary;”

•	upon defeasance or satisfaction and discharge of the 5.875% Notes; or

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.

The guarantee by any subsidiary guarantor of our obligations in respect of the 2016 Credit Agreement will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a subsidiary;

•	if such subsidiary guarantor ceases to be a Domestic Subsidiary; or

•	upon repayment of all obligations under the Credit Agreement.

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, for the quarters ended July 3, 2016 and July 5, 2015 totaled $17,236 and $2,407, respectively.
11. Employee Benefit Plans
The total expense for employee benefit plans for the quarters ended July 3, 2016 and July 5, 2015 was $1,690 and $1,825, respectively.
Employer Contributions. During the quarter ended July 3, 2016, we made the legally required minimum contribution of $1,100 directly to the pension trust, $12 directly to retirees under the non-qualified supplemental executive retirement plan and no contributions to our other postretirement benefit plans. During the quarter ended July 5, 2015, we made no contributions directly to the pension trust, to retirees under the non-qualified supplemental executive retirement plan, and to our other postretirement benefit plans. We also expect to contribute an additional $3,300 directly to the pension trust and distribute approximately $688 directly to retirees under our supplemental executive retirement plans, and to contribute approximately $174 to our other postretirement benefit plans during the remainder of fiscal 2017.
12. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 3, 2016 and July 5, 2015 represent effective tax rates of 38.2% and 39.9%, respectively. The decrease in the rate from the prior year quarter is primarily caused by a one-time discrete revaluation of a deferred tax asset in the prior year partially offset by nondeductible acquisition costs in the current year.

We entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK after the distribution of all of the shares of our common stock on a pro rata basis

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
12. Income Taxes (Continued)

to the holders of Alliant Techsystems Inc. common stock (the “Spin-Off”) with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we are filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal year 2012 and is currently auditing Orbital ATK's tax returns for fiscal years 2013 and 2014. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $5,470 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $4,624.
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
We also have been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $765 as of July 3, 2016 and March 31, 2016.
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
14. Condensed Consolidating Financial Statements

The 5.875% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of Vista Outdoor's domestic subsidiaries with the exception of the Action Sports subsidiaries, and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by Vista Outdoor. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. In conjunction with the registration of the 5.875% Notes the consolidating financial information of the guarantor and non-guarantor subsidiaries is presented on the following pages.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:
• if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;
• if such subsidiary guarantor is designated as an “Unrestricted Subsidiary;”
• upon defeasance or satisfaction and discharge of the 5.875% Notes; or

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended July 3, 2016
(Amounts in thousands except per share data)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$517,190	$136,718	$(23,639)	$630,269
Cost of sales	—	385,115	97,176	(23,399)	458,892
Gross profit	—	132,075	39,542	(240)	171,377
Operating expenses:
Research and development	—	4,343	3,488	—	7,831
Selling, general, and administrative	—	73,833	30,611	—	104,444
Income before interest and income taxes	—	53,899	5,443	(240)	59,102
Equity in income of subsidiaries	36,601	3,837	—	(40,438)	—
Interest expense, net	(11,963)	—	—	—	(11,963)
Income before income taxes	24,638	57,736	5,443	(40,678)	47,139
Income tax provision	(4,486)	21,135	1,449	(83)	18,015
Net income	$29,124	$36,601	$3,994	$(40,595)	$29,124
Other comprehensive (loss) income, net of tax:
Net income (from above)	$29,124	$36,601	$3,994	$(40,595)	$29,124
Total other comprehensive (loss) income	(3,837)	(3,837)	(4,799)	8,636	(3,837)
Comprehensive (loss) income	$25,287	$32,764	$(805)	$(31,959)	$25,287

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended July 5, 2015
(Amounts in thousands except per share data)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$477,628	$60,626	$(23,757)	$514,497
Cost of sales	—	359,532	39,725	(24,052)	375,205
Gross profit	—	118,096	20,901	295	139,292
Operating expenses:
Research and development	—	2,355	—	—	2,355
Selling, general, and administrative	—	64,689	13,265	—	77,954
Income before interest and income taxes	—	51,052	7,636	295	58,983
Equity in income of subsidiaries	35,497	5,569	—	(41,066)	—
Interest expense, net	(2,569)	—	—	—	(2,569)
Income before income taxes	32,928	56,621	7,636	(40,771)	56,414
Income tax provision	(963)	21,124	2,250	112	22,523
Net income	$33,891	$35,497	$5,386	$(40,883)	$33,891
Other comprehensive income, net of tax:
Net income (from above)	$33,891	$35,497	$5,386	$(40,883)	$33,891
Total other comprehensive income	3,874	3,874	2,670	(6,544)	3,874
Comprehensive income	$37,765	$39,371	$8,056	$(47,427)	$37,765

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	July 3, 2016
(Amounts in thousands except share data)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,421	$33,579	$—	$66,000
Net receivables	—	399,000	120,762	—	519,762
Due from affiliates, current	—	17,240	—	(17,240)	—
Net inventories	—	439,091	119,074	(4,534)	553,631
Other current assets	—	28,352	7,985	—	36,337
Total current assets	—	916,104	281,400	(21,774)	1,175,730
Net property, plant, and equipment	—	194,981	43,301		238,282
Investment in subsidiaries	2,963,535	45,541	—	(3,009,076)	—
Goodwill	—	911,715	292,331	—	1,204,046
Net intangible assets	—	605,684	189,036	—	794,720
Long-term due from affiliates	—	278,899	—	(278,899)	—
Deferred charges and other non-current assets	—	14,543	7,776	—	22,319
Total assets	$2,963,535	$2,967,467	$813,844	$(3,309,749)	$3,435,097
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$122,000	$—	$—	$—	$122,000
Accounts payable	—	93,035	46,607	—	139,642
Due to affiliates, current	—	—	17,240	(17,240)	—
Accrued compensation	—	26,779	6,726	—	33,505
Accrued income taxes	—	26,010	(313)	—	25,697
Federal excise tax	—	26,608	1,778	—	28,386
Other current liabilities	—	134,774	25,311	—	160,085
Total current liabilities	122,000	307,206	97,349	(17,240)	509,315
Long-term debt	936,299	—	—	—	936,299
Deferred income tax liabilities	—	174,842	8,116	(83)	182,875
Accrued pension and postemployment liabilities	—	72,548	—	—	72,548
Long-term due to affiliates	239,470	—	39,429	(278,899)	—
Other long-term liabilities	—	52,734	15,567	—	68,301
Total liabilities	1,297,769	607,330	160,461	(296,222)	1,769,338
Equity
Total stockholders' equity	1,665,766	2,360,137	653,383	(3,013,527)	1,665,759
Total liabilities and stockholders' equity	$2,963,535	$2,967,467	$813,844	$(3,309,749)	$3,435,097

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31, 2016
(Amounts in thousands except share data)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$133,503	$18,189	$—	$151,692
Net receivables	—	382,662	45,736	—	428,398
Due from affiliates, current	—	19,912	—	(19,912)	—
Net inventories	—	379,658	64,867	(4,285)	440,240
Other current assets	—	26,517	2,817	—	29,334
Total current assets	—	942,252	131,609	(24,197)	1,049,664
Net property, plant, and equipment	—	192,674	10,811	—	203,485
Investment in subsidiaries	2,530,524	36,865	—	(2,567,389)	—
Goodwill	—	911,715	111,736	—	1,023,451
Net intangible assets	—	613,869	36,603	—	650,472
Long-term due from affiliates	—	241,598	—	(241,598)	—
Deferred charges and other non-current assets	—	11,833	3,729	—	15,562
Total assets	$2,530,524	$2,950,806	$294,488	$(2,833,184)	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	134,334	13,404	—	147,738
Due to affiliates, current	—	—	19,912	(19,912)	—
Accrued compensation	—	43,826	3,568	—	47,394
Accrued income taxes	—	11,698	473	—	12,171
Federal excise tax	—	27,329	372	—	27,701
Other current liabilities	—	107,499	8,898	—	116,397
Total current liabilities	17,500	324,686	46,627	(19,912)	368,901
Long-term debt	652,787	—	—	—	652,787
Deferred income tax liabilities	—	127,483	8,192	282	135,957
Accrued pension and postemployment liabilities	—	73,503	—	—	73,503
Long-term due to affiliates	200,070	—	41,528	(241,598)	—
Other long-term liabilities	—	50,048	1,271	—	51,319
Total liabilities	870,357	575,720	97,618	(261,228)	1,282,467
Equity
Total stockholders' equity	1,660,167	2,375,086	196,870	(2,571,956)	1,660,167
Total liabilities and stockholders' equity	$2,530,524	$2,950,806	$294,488	$(2,833,184)	$2,942,634

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter ended July 3, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used) for operating activities	$(5,524)	$(32,376)	$15,742	$—	$(22,158)
Investing Activities:
Capital expenditures	—	(18,252)	(2,754)	—	(21,006)
Due from Affiliates	—	(50,458)	—	50,458	—
Acquisition of businesses, net of cash acquired	(409,558)	—	3,615	—	(405,943)
Proceeds from the disposition of property, plant, and equipment	—	4	30	—	34
Cash provided by (used for) investing activities	(409,558)	(68,706)	891	50,458	(426,915)
Financing Activities:
Due to Affiliates	51,300	—	(842)	(50,458)	—
Borrowings on line of credit	115,000	—	—	—	115,000
Payments on line of credit	(25,000)	—	—	—	(25,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(8,000)	—	—	—	(8,000)
Payments made for debt issuance costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(22,058)	—	—	—	(22,058)
Cash provided by financing activities	415,082	—	(842)	(50,458)	363,782
Effect of foreign exchange rate fluctuations on cash	—	—	(401)	—	(401)
Decrease in cash and cash equivalents	—	(101,082)	15,390	—	(85,692)
Cash and cash equivalents at beginning of period	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of period	$—	$32,421	$33,579	$—	$66,000

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter ended July 5, 2015
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(1,274)	$(43,302)	$2,657	$—	$(41,919)
Investing Activities:
Capital expenditures	—	(9,255)	(1,302)	—	(10,557)
Due from Affiliates	—	(33,234)	—	33,234	—
Proceeds from the disposition of property, plant, and equipment	—	—	20	—	20
Cash used for investing activities	—	(42,489)	(1,282)	33,234	(10,537)
Financing Activities:
Due to Affiliates	28,748	—	4,486	(33,234)	—
Payments made on long-term debt	(4,375)	—	—	—	(4,375)
Purchase of treasury shares	(23,743)	—	—	—	(23,743)
Excess tax benefits from share-based plans	206	—	—	—	206
Proceeds from employee stock compensation plans	438	—	—	—	438
Cash provided by (used for) financing activities	1,274	—	4,486	(33,234)	(27,474)
Effect of foreign exchange rate fluctuations on cash	—	—	254	—	254
Decrease in cash and cash equivalents	—	(85,791)	6,115	—	(79,676)
Cash and cash equivalents at beginning of period	—	247,375	16,576	—	263,951
Cash and cash equivalents at end of period	$—	$161,584	$22,691	$—	$184,275

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

15. Operating Segment Information
We operate our business structure within two operating segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our chief executive officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling, general, and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Outdoor Products generated 46% of our external sales in the quarter ended July 3, 2016. The Outdoor Products product lines are action sports, archery/hunting accessories, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Global eyewear and sport protection products include safety and protective eyewear, goggles, and helmets, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated 54% of our external sales in the quarter ended July 3, 2016. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, centerfire rifles, rimfire rifles, shotguns, and range systems.

No single customer contributed more than 10% of our sales for the quarter ended July 5, 2015, and one customer contributed 14% of our sales for the quarter ended July 3, 2016. No other single customer contributed more than 10% of our sales for the quarter ended July 3, 2016.
The following summarizes our results by segment:

	Quarter ended
	July 3, 2016	July 5, 2015
Sales to external customers:
Outdoor Products	$287,465	$182,595
Shooting Sports	342,804	331,902
Total sales to external customers	$630,269	$514,497

Gross Profit
Outdoor Products	$80,897	$52,965
Shooting Sports	90,834	86,539
Corporate	(354)	(212)
Total gross profit	$171,377	$139,292
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,117 and $779 for the quarters ended July 3, 2016 and July 5, 2015, respectively.

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended

March 31, 2016. Additional information regarding these factors may be contained in our subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of approximately 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, stand up paddle boards, and action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Bass Pro Shops, Cabela's, Dick's Sporting Goods, Gander Mountain, Recreational Equipment, Inc., Sportsman's Warehouse, Target and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.

We operate our business structure within two operating segments. Each segment is described below:

•
Outdoor Products generated 46% of our external sales in the quarter ended July 3, 2016. The Outdoor Products product lines are action sports, archery/hunting accessories, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated 54% of our external sales in the quarter ended July 3, 2016. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, centerfire rifles, rimfire rifles, shotguns and range systems.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2017 financial results included the following:
Financial highlights for the quarter ended July 3, 2016

•
Quarterly sales were $630,269 and $514,497 for the quarters ended July 3, 2016 and July 5, 2015, respectively. The increase is due to the acquisition of Action Sports, CamelBak, and Jimmy Styks, and increases in Shooting Sports partially offset by organic decline in the Outdoor Products segment.

•
Gross Profit was $171,377 and $139,292 for the quarters ended July 3, 2016 and July 5, 2015, respectively. The increase is due to the acquisition of Action Sports, CamelBak, and Jimmy Styks, and an increase in Shooting Sports partially offset by organic decline in the Outdoor Products segment.

•
The decrease in the current quarter's tax rate to 38.2% from 39.9% in the quarter ended July 5, 2015 was primarily caused by a one-time discrete revaluation of a deferred tax asset in the prior year partially offset by nondeductible acquisition costs in the current year.

Other notable events affecting fiscal 2017

•
On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000 utilizing cash on hand and borrowings under our existing credit facilities, subject to customary working capital adjustments, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved.

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

•	During the quarter ended July 3, 2016, we repurchased approximately 461,525 shares of our common stock for $22,277.

Outlook

The current year has seen an increase in the number of new long-gun background checks as evidenced by The National Instant Criminal Background Check System.  This increase, along with higher sales on a year-over-year basis within Shooting Sports in the second half of fiscal year 2016 and through the first quarter of fiscal 2017, indicates that the market is stabilizing after the declines seen in fiscal years 2014 and 2015.

Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. We believe our critical accounting policies are those related to:

•	revenue recognition,

•	allowance for doubtful accounts,

•	inventories,

•	income taxes,

•	acquisitions, and

•	accounting for goodwill and indefinite lived intangibles.
The accounting policies used in preparing our interim fiscal 2017 consolidated financial statements are the same as those described in our Annual Report on Form 10-K.
Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.
Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.
Acquisitions

We had one acquisition during the quarter ended July 3, 2016 and two during fiscal 2016 as follows:

Acquisition of Action Sports

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000 in cash, subject to customary working capital adjustments, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The acquisition of Action Sports includes more than 600 employees worldwide.

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

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. Jimmy Styks is a leading designer and marketer of stand up paddle boards and related accessories. Jimmy Styks’ stand up paddle board portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories. As of July 3, 2016, the value of the future contingent consideration was $1,075. The reduction from the original estimate was primarily a result of not achieving the first growth milestone.
Sales
0 single customer contributed more than 10% of our sales for the quarter ended July 5, 2015, and one customer contributed 14% of our sales for the quarter ended July 3, 2016. No other single customer contributed more than 10% of our sales for the quarter ended July 3, 2016.
The following is a summary of each operating segment's sales:

	Quarter ended
	July 3, 2016	July 5, 2015	$ Change	% Change
Outdoor Products	$287,465	$182,595	$104,870	57.4%
Shooting Sports	342,804	331,902	10,902	3.3%
Total external sales	$630,269	$514,497	$115,772	22.5%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Outdoor Products.    The increase in sales was driven by sales of $134,070 from the acquisitions of Action Sports, CamelBak, and Jimmy Styks, partially offset by decreases in shooting accessories, optics, and tactical products.
Shooting Sports.    The increase in sales was due to strong market demand across all product lines except centerfire ammunition, which was impacted by lower international sales of centerfire ammunitions.
Cost of Sales and Gross Profit
The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended
Cost of sales	July 3, 2016	July 5, 2015	$ Change	% Change
Outdoor Products	$206,568	$129,630	$76,938	59.4%
Shooting Sports	251,970	245,363	6,607	2.7%
Corporate/eliminations	354	212	142	67.0%
Total cost of sales	$458,892	$375,205	$83,687	22.3%

	Quarter ended
Gross profit	July 3, 2016	July 5, 2015	$ Change	% Change
Outdoor Products	$80,897	$52,965	$27,932	52.7%
Shooting Sports	90,834	86,539	4,295	5.0%
Corporate/eliminations	(354)	(212)	(142)	67.0%
Total gross profit	$171,377	$139,292	$32,085	23.0%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.

Outdoor Products.    The increase in gross profit was primarily driven by $42,329 from the acquisition of Action Sports, CamelBak, and Jimmy Styks, partially offset by the decrease in sales volumes and lower margin product mix across the remaining product lanes.
Shooting Sports.    The increase in gross profit was primarily driven by the volume increase noted above, a previously announced price increase in rimfire ammunition, and favorable changes in product mix.
Corporate. The change in corporate gross profit was not material.
Operating Expenses

	Quarter ended
	July 3, 2016	As a % of Sales	July 5, 2015	As a % of Sales
Research and development	$7,831	1.2%	$2,355	0.5%
Selling, general, and administrative	104,444	16.6%	77,954	15.2%
Total operating expenses	$112,275	17.8%	$80,309	15.7%
Operating expenses increased by $31,966 from the prior-year period. Research and development costs increased primarily due to the acquisitions of Action Sports and CamelBak. Selling, general, and administrative expenses increased primarily due to the acquisitions of Action Sports, CamelBak, and Jimmy Styks, and increased investment in selling, general and administrative expenses.
Net Interest Expense

	Quarter ended
	July 3, 2016	July 5, 2015	$ Change	% Change
Interest Expense	$11,963	$2,569	$9,394	365.7%
The increase was due to our debt balances being higher than the prior year period, driven by borrowings for the previously mentioned acquisitions, as well as a higher average interest rate on debt and the write off of deferred financing fees.
Income Tax Provision

	Quarter ended
	July 3, 2016	Effective Rate	July 5, 2015	Effective Rate	$ Change
Income taxes	$18,015	38.2%	$22,523	39.9%	$(4,508)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
The income tax provisions for the quarters ended July 3, 2016 and July 5, 2015 represent effective tax rates of 38.2% and 39.9%, respectively. The decrease in the rate from the prior year quarter is primarily caused by a one-time discrete revaluation of a deferred tax asset in the prior year partially offset by nondeductible acquisition costs in the current year.

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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows for the quarters ended July 3, 2016 and July 5, 2015 are summarized as follows:

	July 3, 2016	July 5, 2015
Cash used for operating activities	$(22,158)	$(41,919)
Cash used for investing activities	(426,915)	(10,537)
Cash provided by (used for) financing activities	363,782	(27,474)
Effect of foreign exchange rate fluctuations on cash	(401)	254
Net cash flows	$(85,692)	$(79,676)
Operating Activities.
Net cash used for operating activities was $22,158 compared to $41,919 in the prior year period, a change of $19,761. The improvement in cash used for operating activities from the prior year period was primarily driven by reduced investment in working capital in the current period. This was driven by improvement in accounts receivable.
Investing Activities.
Net cash used for investing activities was $426,915 compared to $10,537 in the prior year period, a change of $416,378, primarily caused by the acquisition of Action Sports and increase in capital expenditures.
Financing Activities.
Net cash provided by financing activities was $363,782, compared to a use of $27,474 in the prior year period, a change of $391,256, primarily due to the incurrance of $307,500 of long term debt and use of our revolver of $80,000 to fund the acquisition of Action Sports.
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

Long-Term Debt and Credit Agreement
As of July 3, 2016, we had total indebtedness of $1,072,000, which consisted of the following:

July 3, 2016
Senior Credit Facility:
Term Loan	$632,000
Revolving Credit Facility	90,000
Total principal amount of Credit Agreement	722,000
5.875% Senior Notes due 2023	350,000
Principal amount of long-term debt	1,072,000
Less: Unamortized deferred financing costs	13,701
Carrying amount of long-term debt	1,058,299
Less: current portion	122,000
Carrying amount of long-term debt, excluding current portion	$936,299

Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 39.2% as of July 3, 2016.
See Note 9, "Long-Term Debt", to the consolidated and combined financial statements filed on Form 8-K on August 11, 2016 for fiscal 2016 for a detailed discussion of the 5.875% Notes, and Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this 10-Q for detailed discussion of the 2016 Credit Agreement.
Covenants
Credit Agreement
Our 2016 Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, make loans and investments, or merge or consolidate with or into another entity. In addition, the 2016 Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The 2016 Credit Agreement allows us to make unlimited "restricted payments" (as defined in the 2016 Credit Agreement), which, among other items, allows payments for future share repurchases and dividends, as long as we maintain a certain amount of liquidity and maintain certain debt limits. When those requirements are not met, the limit under the 2016 Credit Agreement is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since February 9, 2015.

The 2016 Credit Agreement contains financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Our financial covenant ratios as of July 3, 2016 were as follows:

	Interest Coverage Ratio*	Leverage Ratio†
Requirement	3.00	3.50
Actual	10.07	2.77
* Not to be below the required financial ratio
† Not to exceed the required financial ratio
The Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).

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
The 2016 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of July 3, 2016, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the 2016 Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the 2016 Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarter ended July 3, 2016 and July 5, 2015, we repurchased 461,525 shares for $22,277 and 512,000 shares for $22,908, respectively. Since the inception of the program through July 3, 2016, we have repurchased 3,802,611 shares for $171,347.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants, as described above.
Other Contractual Obligations and Commitments

Other than the additional debt noted previously, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2016.
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

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Responsibility for Interim Financial Statements," to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. 0 single customer contributed more than 10% of our sales for the quarter ended July 5, 2015, and one customer contributed 14% of our sales for the quarter ended July 3, 2016. No other single customer contributed more than 10% of our sales for the quarter ended July 3, 2016.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding the financial instruments is contained in Note 1 to the unaudited condensed consolidated financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower the overall borrowing costs.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of July 3, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the quarter ended July 3, 2016 we completed the acquisition of Action Sports, which is being integrated into our Outdoor Products segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the Action Sports business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. During the quarter ended July 3, 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As allowed under SEC guidelines, our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending March 31, 2017 will include a scope exception that excludes the acquired Action Sports business.

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
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
April 1, 2016 - May 1, 2016	144,425	$48.80	143,000
May 2, 2016 - May 29, 2016	151,295	$48.39	139,000
May 30, 2016 - July 3, 2016	179,944	$47.76	179,525
Fiscal Quarter Ended July 3, 2016	475,664	$48.27	461,525	599,561
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $47.79 on July 1, 2016.

(1)
Included in the total number of shares repurchased were 14,139 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to up to $200 million worth of shares of our common stock, executable over the next two years. We repurchased 461,525 shares for $22,277 in the quarter ended July 3, 2016 under this program. Since the inception of the program through July 3, 2016 we have repurchased 3,802,611 shares for $171,347. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

10.1*
Amended and Restated Credit Agreement, dated as of April 1, 2016, among Vista Outdoor Inc., the lenders party thereto, the swing line lenders party thereto, the L/C issuers party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2016).

10.2*	Offer Letter between Vista Outdoor Inc. and Robert J. Keller (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2016).
10.3*	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 9, 2016).
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

VISTA OUTDOOR INC.
Date:	August 11, 2016	By:	/s/ Stephen M. Nolan
			Name:	Stephen M. Nolan
			Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)