Form 10-Q
period 2016-10-02
Vista Outdoor Inc.
filed 2016-11-10
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 7, 2016, there were 58,809,385 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended		Six months ended
(Amounts in thousands except per share data)	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Sales, net	$684,312	$551,377	$1,314,581	$1,065,874
Cost of sales	498,903	402,353	957,795	777,558
Gross profit	185,409	149,024	356,786	288,316
Operating expenses:
Research and development	8,150	2,815	15,981	5,170
Selling, general, and administrative	102,723	85,466	207,167	163,420
Acquisition claim settlement gain, net	(30,027)	—	(30,027)	—
Income before interest and income taxes	104,563	60,743	163,665	119,726
Interest expense, net	(10,143)	(6,563)	(22,106)	(9,132)
Income before income taxes	94,420	54,180	141,559	110,594
Income tax provision	21,196	21,505	39,211	44,029
Net income	$73,224	$32,675	$102,348	$66,565
Earnings per common share:
Basic	$1.23	$0.52	$1.70	$1.06
Diluted	$1.22	$0.52	$1.69	$1.05
Weighted-average number of common shares outstanding:
Basic	59,710	62,816	60,055	63,064
Diluted	60,055	63,155	60,400	63,406

Net income (from above)	$73,224	$32,675	$102,348	$66,565
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $162 and $158, respectively, for the quarter ended, and $324 and $316, respectively, for the six months ended	(274)	(267)	(548)	(534)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(734) and $(819), respectively, for the quarter ended, and $(1,468) and $(1,638), respectively, for the six months ended	1,236	1,381	2,472	2,762
Change in derivatives, net of tax benefit (expense) of $0 and $2, respectively, for the quarter ended, and $0 and $(54), respectively, for the six months ended	—	(4)	—	86
Change in cumulative translation adjustment, net of tax benefit of $0 and $0, respectively, for the quarter ended, and $0 and $0, respectively, for the six months ended	255	(6,719)	(4,544)	(4,049)
Total other comprehensive income (loss)	1,217	(5,609)	(2,620)	(1,735)
Comprehensive income	$74,441	$27,066	$99,728	$64,830
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	October 2, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,275	$151,692
Net receivables	556,270	428,398
Net inventories	575,755	440,240
Other current assets	27,451	29,334
Total current assets	1,207,751	1,049,664
Net property, plant, and equipment	244,155	203,485
Goodwill	1,214,003	1,023,451
Net intangible assets	824,046	650,472
Deferred charges and other non-current assets	31,398	15,562
Total assets	$3,521,353	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$192,000	$17,500
Accounts payable	135,618	147,738
Accrued compensation	41,623	47,394
Accrued income taxes	2,451	12,171
Federal excise tax	30,540	27,701
Other current liabilities	167,802	116,397
Total current liabilities	570,034	368,901
Long-term debt	928,950	652,787
Deferred income tax liabilities	184,102	135,957
Accrued pension and postemployment liabilities	71,618	73,503
Other long-term liabilities	64,747	51,319
Total liabilities	1,819,451	1,282,467
Commitments and contingencies (Notes 10 and 13)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 59,293,644 shares at October 2, 2016 and 60,825,914 shares at March 31, 2016	593	608
Additional paid-in capital	1,752,069	1,743,371
Retained earnings	268,769	166,421
Accumulated other comprehensive loss	(112,834)	(110,214)
Common stock in treasury, at cost— 4,670,795 shares held at October 2, 2016 and 3,138,525 shares held at March 31, 2016	(206,695)	(140,019)
Total stockholders' equity	1,701,902	1,660,167
Total liabilities and stockholders' equity	$3,521,353	$2,942,634
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	October 2, 2016	October 4, 2015
Operating Activities:
Net income	$102,348	$66,565
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	26,993	18,784
Amortization of intangible assets	20,393	15,651
Amortization of deferred financing costs	2,823	1,156
Deferred income taxes	(11)	695
Loss on disposal of property, plant, and equipment	—	498
Stock-based compensation	6,524	6,137
Excess tax benefits from share-based plans	—	(206)
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	(40,122)	(10,907)
Net inventories	(73,717)	(95,550)
Accounts payable	(47,574)	(8,220)
Accrued compensation	(15,651)	1,134
Accrued income taxes	(4,431)	(7,015)
Federal excise tax	2,895	2,856
Pension and other postretirement benefits	1,155	3,650
Other assets and liabilities	28,558	22,267
Cash provided by operating activities	10,183	17,495
Investing Activities:
Capital expenditures	(31,117)	(17,216)
Acquisition of businesses, net of cash acquired	(458,149)	(462,182)
Proceeds from the disposition of property, plant, and equipment	66	130
Cash used for investing activities	(489,200)	(479,268)
Financing Activities:
Borrowings on line of credit	290,000	360,000
Payments on line of credit	(130,000)	(360,000)
Proceeds from issuance of long-term debt	307,500	350,000
Payments made on long-term debt	(16,000)	(8,750)
Payments made for debt issuance costs	(3,660)	(4,379)
Purchase of treasury shares	(64,961)	(53,009)
Deferred payments for acquisitions	(7,136)	—
Excess tax benefits from share-based plans	—	206
Proceeds from employee stock compensation plans	75	438
Cash provided by financing activities	375,818	284,506
Effect of foreign exchange rate fluctuations on cash	(218)	(552)
Decrease in cash and cash equivalents	(103,417)	(177,819)
Cash and cash equivalents at beginning of period	151,692	263,951
Cash and cash equivalents at end of period	$48,275	$86,132

Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable	$2,746	$1,607
Noncash financing activity:
Treasury Shares purchased included in other accrued liabilities	$2,385	$2,782

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$1,648,764
Comprehensive income	—	—	—	66,565	(1,735)	—	64,830
Exercise of stock options	20,078	—	(426)	—	—	864	438
Restricted stock grants net of forfeitures	35,737	—	(1,829)	—	—	1,677	(152)
Share-based compensation	—	—	6,137	—	—	—	6,137
Restricted stock vested and shares withheld	(21,955)	—	955	—	—	(1,010)	(55)
Treasury stock purchased	(1,201,707)	—	—	—	—	(54,018)	(54,018)
Tax benefit related to share based plans and other	—	(12)	(529)	—	—	—	(541)
Contributions from former parent	—	—	—	—	—	—	—
Balance, October 4, 2015	62,710,652	$627	$1,746,433	$85,949	$(112,038)	$(55,568)	$1,665,403

Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive income (loss)	—	—	—	102,348	(2,620)	—	99,728
Exercise of stock options	4,892	—	(147)	—	—	222	75
Restricted stock grants net of forfeitures	(11,173)	—	(271)	—	—	92	(179)
Share-based compensation	—	—	6,524	—	—	—	6,524
Restricted stock vested and shares withheld	4,748	—	(320)	—	—	(423)	(743)
Treasury stock purchased	(1,536,014)	—	—	—	—	(66,567)	(66,567)
Contribution from former parent and other	5,277	(15)	2,912	—	—	—	2,897
Balance, October 2, 2016	59,293,644	$593	$1,752,069	$268,769	$(112,834)	$(206,695)	$1,701,902
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and six months ended October 2, 2016
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer, and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Australia, Canada, Europe, and New Zealand. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and notes included in our fiscal 2016 financial statements as filed on Form 8-K on August 11, 2016.

Basis of Presentation.    Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“fiscal 2016”). Management is responsible for the condensed consolidated financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of October 2, 2016 and March 31, 2016, our results of operationss for the quarters and six month periods ended October 2, 2016 and October 4, 2015 and our cash flows for the six months ended October 2, 2016 and October 4, 2015.

New Accounting Pronouncements. On February 25, 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. We are in the process of evaluating the effect of adoption on our financial statements.

On March 30, 2016, the FASB issued Accounting Standard Update No. 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and classification in the statement of cash flows. The standard allows for early adoption. As of March 31, 2016 we elected to early adopt this standard and prospectively present the change to the financial statements given the immaterial nature of the prior period balances.

Besides those noted above and in our fiscal 2016 financial statements there are no other new accounting pronouncements that are expected to have a significant impact on our condensed consolidated financial statements.

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
(Amounts in thousands except share and per share data unless otherwise indicated)
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
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	October 2, 2016		March 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$367,938	$350,000	$366,625
Variable-rate debt	784,000	784,000	332,500	332,500

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

In computing EPS for the quarters and six month periods ended October 2, 2016 and October 4, 2015, earnings, as reported for each respective period, is divided by:

	Quarter ended		Six months ended
(in thousands)	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Basic EPS shares outstanding	59,710	62,816	60,055	63,064
Dilutive effect of stock-based awards	345	339	345	342
Diluted EPS shares outstanding	60,055	63,155	60,400	63,406
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	139	68	139	68
Share Repurchases
On February 25, 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. We completed this program during the quarter ended October 2, 2016. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarters ended October 2, 2016 and October 4, 2015, we repurchased 1,074,489 shares for $44,290 and 689,893 shares for $31,110, respectively. During the six months ended October 2, 2016 and October 4, 2015, we repurchased 1,536,014 shares for $66,567 and 1,201,707 shares for $54,018, respectively. Since the inception of the programs through October 2, 2016, we have repurchased 4,877,100 shares for $215,637.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions

Acquisition of Camp Chef

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the three-year measurement period and paid at each milestone date. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A majority of the goodwill generated in this acquisition will be deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Acquisition of Action Sports

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business.

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

Acquisition of CamelBak Products

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. CamelBak has approximately 300 employees worldwide. The purchase price allocation was completed during the quarter ended October 2, 2016. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business. As of October 2, 2016, the value of the future contingent consideration was $1,075. The reduction from the original estimate was primarily a result of not achieving the first growth milestone.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions (Continued)

The purchase price allocation was completed during the quarter ended October 2, 2016. The majority of the goodwill generated in this acquisition will be deductible for tax purposes. Jimmy Styks is an immaterial acquisition to our company.

Current quarter results for acquisitions

For the quarter and six months ended October 2, 2016, Vista Outdoor recorded sales of approximately $106,396 and $240,466 and gross profit of approximately $31,953 and $74,282, associated with the operations of these acquired businesses for periods in which they were not part of Vista Outdoor in the comparable prior year periods. Vista Outdoor recorded sales of approximately $24,370 for the quarter and six months ended October 4, 2015 and gross profit of approximately $9,216 for the quarter and six months ended October 4, 2015 associated with the operations of these acquired businesses. The results are reflected in the Outdoor Products segment results.

Bushnell acquisition settlement

During the quarter ended October 2, 2016, we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition. A settlement was reached in which we received a total of $30,027 net of current period litigation costs associated with the claims. Separately, in accordance with the purchase agreement, we paid the previous owner for certain tax deductions in the amount of $7,136, which were taken on the final pre-acquisition income tax return of Bushnell Holdings.

Allocation of Consideration Transferred to Net Assets Acquired for Action Sports and CamelBak:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Action Sports acquisition and the final determination for the CamelBak acquisition. The final determination of the fair value of certain assets and liabilities for Action Sports will be completed within the required measurement period, which will be no later than 12 months from the date of acquisition. The size and breadth of the Action Sports acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the trade name and customer relationship intangible assets and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions (Continued)

Action Sports Preliminary Purchase Price Allocation:

	April 1, 2016
Purchase price net of cash acquired:
Cash paid		$400,000
Estimated earnout value		4,272
Cash received for working capital		(1,289)
Total purchase price		402,983
Fair value of assets acquired:
Receivables	$79,328
Inventories	56,527
Tradename, customer relationship, and technology intangibles	155,100
Property, plant, and equipment	34,114
Other assets	7,284
Total assets	332,353
Fair value of liabilities assumed:
Accounts payable	30,240
Deferred tax liabilities	46,983
Other liabilities	33,168
Total liabilities	110,391
Net assets acquired		221,962
Goodwill		$181,021

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions (Continued)

CamelBak Final Purchase Price Allocation:

	August 3, 2015
Purchase price net of cash acquired:
Cash paid		$412,500
Cash paid for working capital		8,472
Total purchase price		420,972
Fair value of assets acquired:
Receivables	$30,093
Inventories	30,916
Tradename, customer relationship, and technology intangibles	133,800
Property, plant, and equipment	7,985
Deferred tax assets	5,857
Other assets	4,460
Total assets	213,111
Fair value of liabilities assumed:
Accounts payable	8,219
Other liabilities	11,479
Total liabilities	19,698
Net assets acquired		193,413
Goodwill		$227,559

Intangible assets above include:

	Value	Useful life (years)
Action Sports
Indefinite lived tradenames	$76,700	Indefinite
Definite lived tradenames	1,400	15
Customer relationships	74,700	15-20
Technology	2,300	10

CamelBak
Indefinite lived tradename	$79,400	Indefinite
Customer relationships	49,400	10-20
Technology	5,000	7-17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions (Continued)

Supplemental Pro Forma Data for Action Sports and CamelBak:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Action Sports and CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and six months ended October 2, 2016 and October 4, 2015 present consolidated information as if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015. The pro forma results were calculated by combining our results with the standalone results of Action Sports and CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter ended		Six months ended
(Amounts in thousands except per share data)	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Sales	$684,312	$659,474	$1,314,581	$1,299,724
Net income	73,224	41,413	103,801	78,156
Basic earnings per common share	1.23	0.66	1.73	1.24
Diluted earnings per common share	1.22	0.66	1.72	1.23

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015, as adjusted for the applicable tax impact:

	Quarter ended		Six months ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Inventory step-up, net(1)	$—	$(334)	$(502)	$168
Fees for advisory, legal, accounting services(2)	—	(3,940)	(946)	(3,275)
(1) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory of $817 for Action Sports and $1,043 for CamelBak which was expensed over the first inventory cycle.
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
5. Net Receivables
Net receivables are summarized as follows:

	October 2, 2016	March 31, 2016
Trade receivables	$579,321	$446,032
Other receivables	367	1,778
Less allowance for doubtful accounts and discounts	(23,418)	(19,412)
Net receivables	$556,270	$428,398
One customer represented 17% and 13% of the total trade receivables balance as of October 2, 2016 and March 31, 2016, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

6. Net Inventories
Net inventories consist of the following:

	October 2, 2016	March 31, 2016
Raw materials	$113,025	$91,898
Work in process	60,637	61,864
Finished goods	402,093	286,478
Net inventories	$575,755	$440,240
7. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	October 2, 2016	March 31, 2016
Pension and other postretirement benefits	$(61,743)	$(63,667)
Cumulative translation adjustment	(51,091)	(46,547)
Total AOCL	$(112,834)	$(110,214)
The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended October 2, 2016			Six months ended October 2, 2016
	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(62,705)	$(51,346)	$(114,051)	$(63,667)	$(46,547)	$(110,214)
Net actuarial losses reclassified from AOCL (1)	1,236	—	1,236	2,472	—	2,472
Prior service costs reclassified from AOCL (1)	(274)	—	(274)	(548)	—	(548)
Net change in cumulative translation adjustment	—	255	255	—	(4,544)	(4,544)
Ending balance in AOCL	$(61,743)	$(51,091)	$(112,834)	$(61,743)	$(51,091)	$(112,834)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended October 4, 2015				Six months ended October 4, 2015
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$90	$(57,041)	$(49,478)	$(106,429)	$—	$(58,155)	$(52,148)	$(110,303)
Net increase in fair value of derivatives	20	—	—	20	117	—	—	117
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	(24)	—	—	(24)	(31)	—	—	(31)
Net actuarial losses reclassified from AOCL (2)	—	1,381	—	1,381	—	2,762	—	2,762
Prior service costs reclassified from AOCL (2)	—	(267)	—	(267)	—	(534)	—	(534)
Net change in cumulative translation adjustment	—	—	(6,719)	(6,719)	—	—	(4,049)	(4,049)
Ending balance in AOCL	$86	$(55,927)	$(56,197)	$(112,038)	$86	$(55,927)	$(56,197)	$(112,038)
(1) Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.
(2) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2016	$818,560	$204,891	$1,023,451
Acquisitions	192,563	—	192,563
Effect of foreign currency exchange rates	(1,925)	(86)	(2,011)
Balance, October 2, 2016	$1,009,198	$204,805	$1,214,003

The acquisitions in Outdoor Products related to the preliminary purchase price allocations for Action Sports and Camp Chef as previously discussed.
The goodwill recorded within Outdoor Products and Shooting Sports segments are presented net of $47,791 and $41,020 of accumulated impairment losses, respectively.
Net intangibles consisted of the following:

	October 2, 2016			March 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$200,162	$(53,124)	$147,038	$185,162	$(46,812)	$138,350
Patented technology	30,200	(10,862)	19,338	27,900	(9,949)	17,951
Customer relationships and other	372,331	(63,858)	308,473	272,431	(50,757)	221,674
Total	602,693	(127,844)	474,849	485,493	(107,518)	377,975
Non-amortizing trade names	349,197	—	349,197	272,497	—	272,497
Net intangibles	$951,890	$(127,844)	$824,046	$757,990	$(107,518)	$650,472

The gross amount of amortizing and non-amortizing intangible assets increased from March 31, 2016 due to the acquisitions of Action Sports and Camp Chef. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.8 years. Amortization expense for the quarters and six month periods ended October 2, 2016 and October 4, 2015 was $10,287 and $8,349 and $20,393 and $15,651, respectively. We expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2017	$21,516
Fiscal 2018	43,032
Fiscal 2019	40,288
Fiscal 2020	39,405
Fiscal 2021	39,338
Thereafter	291,270
Total	$474,849

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

9. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	October 2, 2016	March 31, 2016
Other current liabilities:
In-transit inventory and other	$70,751	$40,242
Rebate	38,320	17,957
Accrued advertising	16,415	10,315
Employee benefits and insurance	12,085	11,131
Interest	10,647	13,157
Warranty	9,116	8,611
Customer obligations	3,446	9,613
Accrued taxes	2,663	1,303
Freight accrual	2,231	2,446
Product liability	2,128	1,622
Total other current liabilities	$167,802	$116,397

Other non-current liabilities:
Non-current portion of accrued income tax liability	$27,177	$25,421
Contingent consideration and deferred purchase price	8,044	4,471
Product liability	4,378	—
Management non-qualified deferred compensation plan	3,055	2,668
Environmental remediation	740	745
Other	21,353	18,014
Total other non-current liabilities	$64,747	$51,319
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

Balance, March 31, 2016	$8,611
Payments made	(1,848)
Warranties issued	1,357
Warranties assumed in acquisition	1,159
Changes related to preexisting warranties	(163)
Balance, October 2, 2016	$9,116

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	October 2, 2016	March 31, 2016
Senior Credit Facility:
Term Loan	$624,000	$332,500
Revolving Credit Facility	160,000	—
Total principal amount of Credit Agreement	784,000	332,500
5.875% Senior Notes due 2023	350,000	350,000
Principal amount of long-term debt	1,134,000	682,500
Less: Unamortized deferred financing costs	13,050	12,213
Carrying amount of long-term debt	1,120,950	670,287
Less: current portion	192,000	17,500
Carrying amount of long-term debt, excluding current portion	$928,950	$652,787

Credit Agreement

On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”), which replaced our 2014 Credit Agreement. The 2016 Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Borrowings under the 2016 Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the 2016 Credit Agreement. Based on the ratio in effect as of October 2, 2016, the base rate margin was 0.75% and the Eurodollar margin was 1.75%. The weighted average interest rate for our borrowings under the 2016 Credit Agreement as of October 2, 2016 was 2.30%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. As of October 2, 2016, we had $160,000 in borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $28,429, which reduced amounts available on the Revolving Credit Facility to $211,571.

With the exception of assets owned by the legal entities operating the Action Sports and Camp Chef businesses, substantially all domestic tangible and intangible assets of Vista Outdoor and its subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the 2016 Credit Agreement. The domestic tangible and intangible assets of Action Sports and Camp Chef are expected to be pledged as collateral during fiscal 2017. Debt issuance costs of approximately $12,000 are being amortized over the term of the 2016 Credit Agreement.

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

5.875% Notes

On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on these notes is payable semi-annually in arrears on April 1 and October 1 of each year, starting on April 1, 2016. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
10. Long-term Debt (Continued)

their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,300 are being amortized to interest expense over 8 years, the term of the notes.

Rank and Guarantees

The 2016 Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries, with the exception of the legal entities operating the Action Sports and Camp Chef businesses, and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., as described above. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our 2016 Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary;”

•	upon defeasance or satisfaction and discharge of the 5.875% Notes; or

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2016 Credit Agreement and all capital markets debt securities.

The guarantee by any subsidiary guarantor of our obligations in respect of the 2016 Credit Agreement will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a subsidiary;

•	if such subsidiary guarantor ceases to be a Domestic Subsidiary; or

•	upon repayment of all obligations under the 2016 Credit Agreement.

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, for the six months ended October 2, 2016 and October 4, 2015 totaled $21,629 and $4,683, respectively.
11. Employee Benefit Plans
The total expense for employee benefit plans for the quarter and six months ended October 2, 2016 and October 4, 2015 was $1,690 and $1,825, and $3,381 and $3,650 respectively.
Employer Contributions. During the six months ended October 2, 2016, we made the legally required minimum contribution of $2,200 directly to the pension trust, and no contributions to our other postretirement benefit plans. We made distributions of $12 directly to retirees under the non-qualified supplemental executive retirement plan. During the six months ended October 4, 2015, we made no contributions directly to the pension trust or to our other postretirement benefit plans, and no distributions to retirees under the non-qualified supplemental executive retirement plan. We also expect to contribute an additional $2,200 directly to the pension trust and approximately $174 to our other postretirement benefit plans, and distribute approximately $688 directly to retirees under our supplemental executive retirement plans during the remainder of fiscal 2017.
12. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended October 2, 2016 and October 4, 2015 represent effective tax rates of 22.4% and 39.7%, respectively. The decrease in the rate from the prior year quarter is primarily caused by a nontaxable acquisition claim settlement gain and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the current quarter.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
12. Income Taxes (Continued)

The income tax provision for the six months ended October 2, 2016 and October 4, 2015 represent effective tax rates of 27.7% and 39.8%, respectively. The decrease in the rate from the prior year period is primarily caused by a nontaxable acquisition claim settlement gain and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the current period.

We entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK after the distribution of all of the shares of our common stock on a pro rata basis to the holders of Alliant Techsystems Inc. common stock (the “Spin-Off”) with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we are filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal year 2014. The IRS is currently auditing our tax return for the period that begins after the Spin-Off (February 9, 2015) and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,472 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,700.
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
We also have been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $765 as of October 2, 2016 and March 31, 2016.
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
(Amounts in thousands except share and per share data unless otherwise indicated)

14. Condensed Consolidating Financial Statements

The 5.875% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries, with the exception of the legal entities operating the Action Sports and Camp Chef businesses, and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V.

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
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$567,065	$148,093	$(30,846)	$684,312
Cost of sales	—	430,371	99,356	(30,824)	498,903
Gross profit	—	136,694	48,737	(22)	185,409
Operating expenses:
Research and development	—	4,348	3,802	—	8,150
Selling, general, and administrative	—	71,280	31,443	—	102,723
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Income before interest and income taxes	30,027	61,066	13,492	(22)	104,563
Equity in income of subsidiaries	49,536	8,008	—	(57,544)	—
Interest expense, net	(10,143)	—	—	—	(10,143)
Income before income taxes	69,420	69,074	13,492	(57,566)	94,420
Income tax provision	(3,804)	19,538	5,463	(1)	21,196
Net income	$73,224	$49,536	$8,029	$(57,565)	$73,224
Other comprehensive (loss) income, net of tax:
Net income (from above)	$73,224	$49,536	$8,029	$(57,565)	$73,224
Total other comprehensive income	1,217	1,217	255	(1,472)	1,217
Comprehensive income	$74,441	$50,753	$8,284	$(59,037)	$74,441

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended October 4, 2015
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$527,769	$53,536	$(29,928)	$551,377
Cost of sales	—	394,524	37,825	(29,996)	402,353
Gross profit	—	133,245	15,711	68	149,024
Operating expenses:
Research and development	—	2,815	—	—	2,815
Selling, general, and administrative	—	71,805	13,661	—	85,466
Income before interest and income taxes	—	58,625	2,050	68	60,743
Equity in income of subsidiaries	36,777	1,570	—	(38,347)	—
Interest expense, net	(6,563)	—	—	—	(6,563)
Income before income taxes	30,214	60,195	2,050	(38,279)	54,180
Income tax provision	(2,461)	23,418	518	30	21,505
Net income	$32,675	$36,777	$1,532	$(38,309)	$32,675
Other comprehensive income, net of tax:
Net income (from above)	$32,675	$36,777	$1,532	$(38,309)	$32,675
Total other comprehensive loss	(5,609)	(5,609)	(6,719)	12,328	(5,609)
Comprehensive income (loss)	$27,066	$31,168	$(5,187)	$(25,981)	$27,066

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Six months ended October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,084,254	$284,812	$(54,485)	$1,314,581
Cost of sales	—	815,485	196,533	(54,223)	957,795
Gross profit	—	268,769	88,279	(262)	356,786
Operating expenses:
Research and development	—	8,691	7,290	—	15,981
Selling, general, and administrative	—	145,114	62,053	—	207,167
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Income before interest and income taxes	30,027	114,964	18,936	(262)	163,665
Equity in income of subsidiaries	86,136	11,846	—	(97,982)	—
Interest expense, net	(22,106)	—	—	—	(22,106)
Income before income taxes	94,057	126,810	18,936	(98,244)	141,559
Income tax provision	(8,291)	40,674	6,912	(84)	39,211
Net income	$102,348	$86,136	$12,024	$(98,160)	$102,348
Other comprehensive (loss) income, net of tax:
Net income (from above)	$102,348	$86,136	$12,024	$(98,160)	$102,348
Total other comprehensive loss	(2,620)	(2,620)	(4,544)	7,164	(2,620)
Comprehensive income	$99,728	$83,516	$7,480	$(90,996)	$99,728

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Six months ended October 4, 2015
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,005,397	$114,162	$(53,685)	$1,065,874
Cost of sales	—	754,055	77,550	(54,047)	777,558
Gross profit	—	251,342	36,612	362	288,316
Operating expenses:
Research and development	—	5,170	—	—	5,170
Selling, general, and administrative	—	136,495	26,925	—	163,420
Income before interest and income taxes	—	109,677	9,687	362	119,726
Equity in income of subsidiaries	72,274	7,139	—	(79,413)	—
Interest expense, net	(9,132)	—	—	—	(9,132)
Income before income taxes	63,142	116,816	9,687	(79,051)	110,594
Income tax provision	(3,423)	44,542	2,767	143	44,029
Net income	$66,565	$72,274	$6,920	$(79,194)	$66,565
Other comprehensive income, net of tax:
Net income (from above)	$66,565	$72,274	$6,920	$(79,194)	$66,565
Total other comprehensive loss	(1,735)	(1,735)	(4,049)	5,784	(1,735)
Comprehensive income	$64,830	$70,539	$2,871	$(73,410)	$64,830

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,086	$31,189	$—	$48,275
Net receivables	—	420,722	135,548	—	556,270
Due from affiliates, current	—	53,687	—	(53,687)	—
Net inventories	—	457,845	122,467	(4,557)	575,755
Other current assets	—	18,408	9,043	—	27,451
Total current assets	—	967,748	298,247	(58,244)	1,207,751
Net property, plant, and equipment	—	202,173	41,982	—	244,155
Investment in subsidiaries	3,056,362	50,728	—	(3,107,090)	—
Goodwill	—	910,502	303,501	—	1,214,003
Net intangible assets	—	597,501	226,545	—	824,046
Long-term due from affiliates	—	274,386	—	(274,386)	—
Deferred charges and other non-current assets	—	20,979	10,419	—	31,398
Total assets	$3,056,362	$3,024,017	$880,694	$(3,439,720)	$3,521,353
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$192,000	$—	$—	$—	$192,000
Accounts payable	—	97,734	37,884	—	135,618
Due to affiliates, current	—	—	53,687	(53,687)	—
Accrued compensation	—	34,708	6,915	—	41,623
Accrued income taxes	—	75	2,376	—	2,451
Federal excise tax	—	28,363	2,177	—	30,540
Other current liabilities	—	133,854	33,948	—	167,802
Total current liabilities	192,000	294,734	136,987	(53,687)	570,034
Long-term debt	928,950	—	—	—	928,950
Deferred income tax liabilities	—	177,601	8,137	(1,636)	184,102
Accrued pension and postemployment liabilities	—	71,618	—	—	71,618
Long-term due to affiliates	233,510	—	40,876	(274,386)	—
Other long-term liabilities	—	48,910	15,837	—	64,747
Total liabilities	1,354,460	592,863	201,837	(329,709)	1,819,451
Equity
Total stockholders' equity	1,701,902	2,431,154	678,857	(3,110,011)	1,701,902
Total liabilities and stockholders' equity	$3,056,362	$3,024,017	$880,694	$(3,439,720)	$3,521,353

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$133,503	$18,189	$—	$151,692
Net receivables	—	382,662	45,736	—	428,398
Due from affiliates, current	—	19,912	—	(19,912)	—
Net inventories	—	379,658	64,867	(4,285)	440,240
Other current assets	—	26,517	2,817	—	29,334
Total current assets	—	942,252	131,609	(24,197)	1,049,664
Net property, plant, and equipment	—	192,674	10,811	—	203,485
Investment in subsidiaries	2,530,524	36,865	—	(2,567,389)	—
Goodwill	—	911,715	111,736	—	1,023,451
Net intangible assets	—	613,869	36,603	—	650,472
Long-term due from affiliates	—	241,598	—	(241,598)	—
Deferred charges and other non-current assets	—	11,833	3,729	—	15,562
Total assets	$2,530,524	$2,950,806	$294,488	$(2,833,184)	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	134,334	13,404	—	147,738
Due to affiliates, current	—	—	19,912	(19,912)	—
Accrued compensation	—	43,826	3,568	—	47,394
Accrued income taxes	—	11,698	473	—	12,171
Federal excise tax	—	27,329	372	—	27,701
Other current liabilities	—	107,499	8,898	—	116,397
Total current liabilities	17,500	324,686	46,627	(19,912)	368,901
Long-term debt	652,787	—	—	—	652,787
Deferred income tax liabilities	—	127,483	8,192	282	135,957
Accrued pension and postemployment liabilities	—	73,503	—	—	73,503
Long-term due to affiliates	200,070	—	41,528	(241,598)	—
Other long-term liabilities	—	50,048	1,271	—	51,319
Total liabilities	870,357	575,720	97,618	(261,228)	1,282,467
Equity
Total stockholders' equity	1,660,167	2,375,086	196,870	(2,571,956)	1,660,167
Total liabilities and stockholders' equity	$2,530,524	$2,950,806	$294,488	$(2,833,184)	$2,942,634

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$17,524	$(12,255)	$4,914	$—	$10,183
Investing Activities:
Capital expenditures	—	(26,702)	(4,415)		(31,117)
Due from affiliates	—	(77,482)	—	77,482	—
Acquisition of businesses, net of cash acquired	(465,684)	—	7,535		(458,149)
Proceeds from the disposition of property, plant, and equipment	—	22	44	—	66
Cash provided by (used for) investing activities	(465,684)	(104,162)	3,164	77,482	(489,200)
Financing Activities:
Due to affiliates	72,342	—	5,140	(77,482)	—
Borrowings on line of credit	290,000	—	—		290,000
Payments on line of credit	(130,000)	—	—		(130,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(16,000)	—	—	—	(16,000)
Payments made for debt issuance costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(64,961)	—	—	—	(64,961)
Deferred payments for acquisitions	(7,136)	—	—	—	(7,136)
Proceeds from employee stock compensation plans	75	—	—	—	75
Cash provided by financing activities	448,160	—	5,140	(77,482)	375,818
Effect of foreign exchange rate fluctuations on cash	—	—	(218)	—	(218)
Decrease in cash and cash equivalents	—	(116,417)	13,000	—	(103,417)
Cash and cash equivalents at beginning of period	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of period	$—	$17,086	$31,189	$—	$48,275

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended October 4, 2015
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(5,074)	$20,976	$1,593	$—	$17,495
Investing Activities:
Capital expenditures	—	(16,101)	(1,115)	—	(17,216)
Due from affiliates	—	(191,289)	—	191,289	—
Acquisition of businesses, net of cash acquired	(471,378)	9,196	—	—	(462,182)
Proceeds from the disposition of property, plant, and equipment	—	72	58	—	130
Cash used for investing activities	(471,378)	(198,122)	(1,057)	191,289	(479,268)
Financing Activities:
Due to affiliates	191,946	—	(657)	(191,289)	—
Borrowings on line of credit	360,000	—	—	—	360,000
Payments on line of credit	(360,000)	—	—	—	(360,000)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Payments made on long-term debt	(8,750)	—	—	—	(8,750)
Payments made for debt issuance costs	(4,379)	—	—	—	(4,379)
Purchase of treasury shares	(53,009)	—	—	—	(53,009)
Excess tax benefits from share-based plans	206	—	—	—	206
Proceeds from employee stock compensation plans	438	—	—	—	438
Cash provided by financing activities	476,452	—	(657)	(191,289)	284,506
Effect of foreign exchange rate fluctuations on cash	—	—	(552)	—	(552)
Decrease in cash and cash equivalents	—	(177,146)	(673)	—	(177,819)
Cash and cash equivalents at beginning of period	—	247,375	16,576	—	263,951
Cash and cash equivalents at end of period	$—	$70,229	$15,903	$—	$86,132

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

15. Operating Segment Information
We operate our business structure within two operating segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our chief executive officer.  Management reviews the operating segments based on net sales and gross profit. Certain significant selling, general, and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Outdoor Products generated 47% of our external sales in the six months ended October 2, 2016. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products, and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Global eyewear and sport protection products include safety and protective eyewear, goggles, and helmets, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated 53% of our external sales in the six months ended October 2, 2016. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

One customer contributed 15% of our sales for the six months ended October 2, 2016 and one customer contributed 11% of our sales for the six months ended October 4, 2015. No other single customer contributed more than 10% of our sales for the six months ended October 2, 2016 and October 4, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
15. Operating Segment Information (Continued)

The following summarizes our results by segment:

	Quarter ended		Six months ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Sales to external customers:
Outdoor Products	$320,716	$212,977	$608,181	$395,572
Shooting Sports	363,596	338,400	706,400	670,302
Total sales to external customers	$684,312	$551,377	$1,314,581	$1,065,874

Gross Profit
Outdoor Products	$83,760	$57,314	$164,657	$110,279
Shooting Sports	101,616	91,740	192,450	178,279
Corporate	33	(30)	(321)	(242)
Total gross profit	$185,409	$149,024	$356,786	$288,316
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $633 and $770 for the quarters ended October 2, 2016 and October 4, 2015, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,750 and $1,756 for the six months ended October 2, 2016 and October 4, 2015, respectively.

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

•
general economic and business conditions in the United States and our other markets, including employment levels, consumer confidence and spending, and other economic conditions affecting demand for our products and the financial health of our customers;

•	our ability to attract and retain key personnel and maintain and grow our relationships with customers, suppliers and other business partners;

•	our ability to adapt our products to changes in technology, the marketplace and customer preferences;

•	our ability to maintain and enhance brand recognition and reputation;

•	reductions, unexpected changes in or our inability to accurately forecast demand for ammunition, firearms or other outdoor sports and recreation products;

•	risks associated with our sales to significant customers, including unexpected cancellations, delays and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy, including our ability to complete and realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

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
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of approximately 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, stand up paddle boards, and protection for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers, such as Amazon, Bass Pro Shops, Cabela's, Dick's Sporting Goods, Gander Mountain, Recreational Equipment, Inc., Sportsman's Warehouse, Target and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.

We operate our business structure within two operating segments. Each segment is described below:

•
Outdoor Products generated 47% of our external sales in the six months ended October 2, 2016. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated 53% of our external sales in the six months ended October 2, 2016. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components and firearms.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2017 financial results included the following:
Financial highlights for the quarter ended October 2, 2016

•
Quarterly sales were $684,312 and $551,377 for the quarters ended October 2, 2016 and October 4, 2015, respectively. The increase is due to the acquisition of Action Sports, CamelBak, Camp Chef and Jimmy Styks, and increases in Shooting Sports and organic growth in the Outdoor Products segment.

•
Gross Profit was $185,409 and $149,024 for the quarters ended October 2, 2016 and October 4, 2015, respectively. The increase is due to the acquisition of Action Sports, CamelBak, Camp Chef and Jimmy Styks, and an increase in Shooting Sports partially offset by an organic decline in the Outdoor Products segment.

•
We finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition. A settlement was reached in which we received a total of $30,027 net of current period litigation costs associated with the claims.

•
The decrease in the current quarter's tax rate to 22.4% from 39.7% in the quarter ended October 4, 2015 was primarily caused by a nontaxable acquisition claim settlement gain and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the current quarter.

Other notable events affecting fiscal 2017

•
On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved.

•
On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”), which replaced the 2014 Credit Agreement. The 2016 Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021.

•
On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the measurement period and paid at each milestone date.

•
We completed our $200,000 share repurchase program authorized on February 25, 2015 during the quarter ended October 2, 2016. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018. During the six months ended October 2, 2016, we repurchased approximately 1,536,014 shares of our common stock for $66,567.

•	On August 25, 2016, we exchanged our $350,000 of outstanding unregistered 5.875% Notes for the equivalent amount of registered notes.

Outlook

The current year has seen an increase in the number of new long-gun background checks as evidenced by The National Instant Criminal Background Check System.  This increase, along with higher sales on a year-over-year basis within Shooting Sports indicates that this market has stabilized.

We still see a challenging retail environment in the second half of the year, and promotional activity is likely to continue in the markets in which we participate.

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

tional Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.

Acquisitions

We had two acquisitions during the six months ended October 2, 2016 and two during fiscal 2016 as follows:

Acquisition of Camp Chef

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the measurement period and paid at each milestone date.

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

Acquisition of CamelBak Products

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. CamelBak has approximately 300 employees worldwide.

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. Jimmy Styks is a leading designer and marketer of stand up paddle boards and related accessories. Jimmy Styks’ stand up paddle board portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories. As of October 2, 2016, the value of the future contingent consideration was $1,075. The reduction from the original estimate was primarily a result of not achieving the first growth milestone.
Sales
One customer contributed 15% of our sales for the six months ended October 2, 2016 and one customer contributed 11% of our sales for the six months ended October 4, 2015. No other single customer contributed more than 10% of our sales for the six months ended October 2, 2016 and October 4, 2015 .

The following is a summary of each operating segment's sales:

	Quarter ended				Six months ended
	October 2, 2016	October 4, 2015	$ Change	% Change	October 2, 2016	October 4, 2015	$ Change	% Change
Outdoor Products	$320,716	$212,977	$107,739	50.6%	$608,181	$395,572	$212,609	53.7%
Shooting Sports	363,596	338,400	25,196	7.4%	706,400	670,302	36,098	5.4%
Total external sales	$684,312	$551,377	$132,935	24.1%	$1,314,581	$1,065,874	$248,707	23.3%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products.    The increase in sales was driven by sales of $106,396 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, as well as organic increases in tactical products, hydration systems, shooting accessories, and eyewear, partially offset by a decrease in optics and increased promotional activity across all product lines in the current quarter.
Shooting Sports.    The increase in sales was driven by strong market demand across our ammunition and firearm portfolios, including international sales to Allied countries.
Six Months Ended
Outdoor Products.    The increase in sales was driven by sales of $240,466 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, as well as organic increases in eyewear and tactical products, partially offset by organic decreases in optics, shooting accessories, and golf, and increased promotional activity.
Shooting Sports.    The increase in sales was due to strong market demand across all product lines.
Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Six months ended
Cost of sales	October 2, 2016	October 4, 2015	$ Change	% Change	October 2, 2016	October 4, 2015	$ Change	% Change
Outdoor Products	$236,956	$155,664	$81,292	52.2%	$443,524	$285,294	$158,230	55.5%
Shooting Sports	261,980	246,659	15,321	6.2%	513,950	492,022	21,928	4.5%
Corporate/eliminations	(33)	30	(63)	(210.0)%	321	242	79	32.6%
Total cost of sales	$498,903	$402,353	$96,550	24.0%	$957,795	$777,558	$180,237	23.2%

	Quarter ended				Six months ended
Gross profit	October 2, 2016	October 4, 2015	$ Change	% Change	October 2, 2016	October 4, 2015	$ Change	% Change
Outdoor Products	$83,760	$57,314	$26,446	46.1%	$164,657	$110,279	$54,378	49.3%
Shooting Sports	101,616	91,740	9,876	10.8%	192,450	178,279	14,171	7.9%
Corporate/eliminations	33	(30)	63	(210.0)%	(321)	(242)	(79)	32.6%
Total gross profit	$185,409	$149,024	$36,385	24.4%	$356,786	$288,316	$68,470	23.7%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.

Quarter Ended
Outdoor Products.    The increase in gross profit was primarily driven by $31,953 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by the decrease in the organic business due to increased promotional activity.
Shooting Sports.    The increase in gross profit was primarily driven by the volume increase noted above and favorable changes in product mix.
Corporate. The change in corporate gross profit was not material.
Six Months Ended
Outdoor Products.    The increase in gross profit was primarily driven by $74,282 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by the decrease in the organic sales volumes and increased promotional activity.
Shooting Sports.    The increase in gross profit was primarily driven by the volume increase noted above and favorable changes in product mix.
Corporate. The change in corporate gross profit was not material.
Operating Expenses

	Quarter ended					Six months ended
	October 2, 2016	As a % of Sales	October 4, 2015	As a % of Sales	$ Change	October 2, 2016	As a % of Sales	October 4, 2015	As a % of Sales	$ Change
Research and development	$8,150	1.2%	$2,815	0.5%	$5,335	$15,981	1.2%	$5,170	0.5%	$10,811
Selling, general, and administrative	102,723	15.0%	85,466	15.5%	17,257	207,167	15.8%	163,420	15.3%	43,747
Acquisition claim settlement gain, net	(30,027)	(4.4)%	—	—%	(30,027)	(30,027)	(2.3)%	—	—%	(30,027)
Total operating expenses	$80,846	11.8%	$88,281	16.0%	$(7,435)	$193,121	14.7%	$168,590	15.8%	$24,531
Quarter Ended
Operating expenses decreased by $7,435 from the prior-year period primarily driven by a gain recorded as the result of the settlement of claims related to the Bushnell acquisition. Research and development costs increased primarily due to the acquisitions of Action Sports and CamelBak. Selling, general, and administrative expenses increased primarily due to the acquisitions of Action Sports and CamelBak, and increased investment in sales and marketing activities.
Six Months Ended
Operating expenses increased by $24,531 from the prior-year period. Research and development costs increased primarily due to the acquisitions of Action Sports and CamelBak. Selling, general, and administrative expenses increased primarily due to the acquisitions of Action Sports and CamelBak, and increased investment in sales and marketing activities. These increases were partially offset by a one-time gain recorded as the result of the settlement of claims related to the Bushnell acquisition.

Net Interest Expense

	Quarter ended				Six months ended
	October 2, 2016	October 4, 2015	$ Change	% Change	October 2, 2016	October 4, 2015	$ Change	% Change
Interest Expense	$10,143	$6,563	$3,580	54.5%	$22,106	$9,132	$12,974	142.1%
Quarter Ended
The increase was due to our debt balances being higher than the prior year period, driven by borrowings for the previously mentioned acquisitions, as well as a higher average interest rate on debt.
Six Months Ended
The increase was due to our debt balances being higher than the prior year period, driven by borrowings for the previously mentioned acquisitions, as well as a higher average interest rate on debt and the write off of deferred financing fees.
Income Tax Provision

	Quarter ended					Six months ended
	October 2, 2016	Effective Rate	October 4, 2015	Effective Rate	$ Change	October 2, 2016	Effective Rate	October 4, 2015	Effective Rate	$ Change
Income taxes	$21,196	22.4%	$21,505	39.7%	$(309)	$39,211	27.7%	$44,029	39.8%	$(4,818)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
Quarter Ended
The income tax provisions for the quarters ended October 2, 2016 and October 4, 2015 represent effective tax rates of 22.4% and 39.7%, respectively. The decrease in the rate from the prior year quarter is primarily caused by a nontaxable acquisition claim settlement gain and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the current quarter.

Six Months Ended

The income tax provision for the six months ended October 2, 2016 and October 4, 2015 represent effective tax rates of 27.7% and 39.8%, respectively. The decrease in the rate from the prior year period is primarily caused by a nontaxable acquisition claim settlement gain and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the current period.

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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows for the six months ended October 2, 2016 and October 4, 2015 are summarized as follows:

	October 2, 2016	October 4, 2015
Cash provided by operating activities	$10,183	$17,495
Cash used for investing activities	(489,200)	(479,268)
Cash provided by financing activities	375,818	284,506
Effect of foreign exchange rate fluctuations on cash	(218)	(552)
Net cash flows	$(103,417)	$(177,819)
Operating Activities.
Net cash provided by operating activities was $10,183 compared to $17,495 in the prior year period, a change of $7,312. The change from the prior year period was primarily a result of increased working capital in the current period, partially offset by the receipt of cash related to the settlement of claims related to the Bushnell acquisition. The change in working capital was driven by timing of payments and collections.
Investing Activities.
Net cash used for investing activities was $489,200 compared to $479,268 in the prior year period, a change of $9,932. The change is primarily driven by an increase in capital expenditures due to our ammunition capacity expansion project.
Financing Activities.
Net cash provided by financing activities was $375,818, compared to $284,506 in the prior year period, a change of $91,312. This change was primarily due to an increase in the amount of debt issued to fund our acquisitions.
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

Long-Term Debt and Credit Agreement
As of October 2, 2016, we had total indebtedness of $1,134,000, which consisted of the following:

October 2, 2016
Senior Credit Facility:
Term Loan	$624,000
Revolving Credit Facility	160,000
Total principal amount of Credit Agreement	784,000
5.875% Senior Notes due 2023	350,000
Principal amount of long-term debt	1,134,000
Less: Unamortized deferred financing costs	13,050
Carrying amount of long-term debt	1,120,950
Less: current portion	192,000
Carrying amount of long-term debt, excluding current portion	$928,950

Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 40.0% as of October 2, 2016.
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

The 2016 Credit Agreement contains financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Our financial covenant ratios as of October 2, 2016 were as follows:

	Interest Coverage Ratio*	Leverage Ratio†
Requirement	3.00	3.50
Actual	10.23	2.86
* Not to be below the required financial ratio
† Not to exceed the required financial ratio
The Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by pro forma interest expense (excluding non-cash charges).

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
The 2016 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of October 2, 2016, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in net income, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the 2016 Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the 2016 Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Share Repurchases
On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. We completed our previously approved $200,000 repurchase program during the quarter ended October 2, 2016. During the six months ended October 2, 2016 and October 4, 2015, we repurchased 1,536,014 shares for $66,567 and 1,202,000 shares for $54,018, respectively. Since the inception of the programs through October 2, 2016, we have repurchased 4,877,100 shares for $215,637.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. One customer contributed 15% of our sales for the six months ended October 2, 2016 and one customer contributed 11% of our sales for the six months ended October 4, 2015. No other single customer contributed more than 10% of our sales for the six months ended October 2, 2016 and October 4, 2015.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 2, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 2, 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
July 4, 2016 - July 31, 2016	118,281	$49.67	117,000
August 1, 2016 - August 28, 2016	562,218	$40.90	560,808
August 29, 2016 - October 2, 2016	397,548	$39.20	396,681
Fiscal Quarter Ended October 2, 2016	1,078,047	$41.24	1,074,489	2,116,483
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $39.86 on September 30, 2016.

(1)
Included in the total number of shares repurchased were 3,558 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. We completed this program during the quarter ended October 2, 2016. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, to be completed by March 31, 2018. We repurchased 1,536,014 shares for $66,567 in the six months ended October 2, 2016 under this program. Since the inception of these programs through October 2, 2016 we have repurchased 4,877,100 shares for $215,637. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

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
4.5*
Second Supplemental Indenture, dated as of August 9, 2016, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 11, 2016).

10.1*	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

VISTA OUTDOOR INC.
Date:	November 10, 2016	By:	/s/ Stephen M. Nolan
			Name:	Stephen M. Nolan
			Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)