Form 10-Q
period 2017-01-01
Vista Outdoor Inc.
filed 2017-02-09
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 6, 2017, there were 57,054,063 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended		Nine months ended
(Amounts in thousands except per share data)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Sales, net	$653,558	$592,557	$1,968,139	$1,658,431
Cost of sales	484,952	425,053	1,442,747	1,202,611
Gross profit	168,606	167,504	525,392	455,820
Operating expenses:
Research and development	8,170	3,681	24,151	8,851
Selling, general, and administrative	95,893	88,591	303,060	252,011
Acquisition claim settlement gain, net	—	—	(30,027)	—
Goodwill and intangibles impairment	449,199	—	449,199	—
Income (loss) before interest and income taxes	(384,656)	75,232	(220,991)	194,958
Interest expense, net	(10,551)	(7,776)	(32,657)	(16,908)
Income (loss) before income taxes	(395,207)	67,456	(253,648)	178,050
Income tax provision (benefit)	(17,548)	24,297	21,663	68,326
Net income (loss)	$(377,659)	$43,159	$(275,311)	$109,724
Earnings (loss) per common share:
Basic	$(6.48)	$0.70	$(4.63)	$1.76
Diluted	$(6.44)	$0.70	$(4.60)	$1.75
Weighted-average number of common shares outstanding:
Basic	58,275	61,717	59,478	62,175
Diluted	58,634	62,092	59,819	62,534

Net income (loss) (from above)	$(377,659)	$43,159	$(275,311)	$109,724
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $162 and $158, respectively, for the quarter ended, and $486 and $474, respectively, for the nine months ended	(274)	(267)	(822)	(801)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(734) and $(819), respectively, for the quarter ended, and $(2,202) and $(2,457), respectively, for the nine months ended	1,236	1,381	3,708	4,143
Change in derivatives, net of tax benefit (expense) of $0 and $2, respectively, for the quarter ended, and $0 and $(49), respectively, for the nine months ended	—	(3)	—	83
Change in cumulative translation adjustment, net of tax benefit of $0 and $0, respectively, for the quarter ended, and $0 and $0, respectively, for the nine months ended	(10,711)	(788)	(15,255)	(4,837)
Total other comprehensive income (loss)	(9,749)	323	(12,369)	(1,412)
Comprehensive income (loss)	$(387,408)	$43,482	$(287,680)	$108,312
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	January 1, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$40,841	$151,692
Net receivables	533,334	428,398
Net inventories	585,116	440,240
Income tax receivable	8,904	—
Other current assets	28,443	29,334
Total current assets	1,196,638	1,049,664
Net property, plant, and equipment	247,715	203,485
Goodwill	855,215	1,023,451
Net intangible assets	717,165	650,472
Deferred charges and other non-current assets	27,432	15,562
Total assets	$3,044,165	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$222,000	$17,500
Accounts payable	102,904	147,738
Accrued compensation	39,923	47,394
Accrued income taxes	—	12,171
Federal excise tax	31,196	27,701
Other current liabilities	181,421	116,397
Total current liabilities	577,444	368,901
Long-term debt	921,601	652,787
Deferred income tax liabilities	153,130	135,957
Accrued pension and postemployment liabilities	69,575	73,503
Other long-term liabilities	64,731	51,319
Total liabilities	1,786,481	1,282,467
Commitments and contingencies (Notes 10 and 13)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 57,722,723 shares at January 1, 2017 and 60,825,914 shares at March 31, 2016	577	608
Additional paid-in capital	1,755,742	1,743,371
(Accumulated deficit) Retained earnings	(108,890)	166,421
Accumulated other comprehensive loss	(122,583)	(110,214)
Common stock in treasury, at cost— 6,241,716 shares held at January 1, 2017 and 3,138,525 shares held at March 31, 2016	(267,162)	(140,019)
Total stockholders' equity	1,257,684	1,660,167
Total liabilities and stockholders' equity	$3,044,165	$2,942,634
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	January 1, 2017	January 3, 2016
Operating Activities:
Net income (loss)	$(275,311)	$109,724
Adjustments to net income(loss) to arrive at cash provided by operating activities:
Depreciation	40,805	28,134
Amortization of intangible assets	31,020	24,602
Goodwill and intangibles impairment	449,199	—
Amortization of deferred financing costs	3,474	1,831
Deferred income taxes	(30,171)	697
Loss (gain) on disposal of property, plant, and equipment	140	(180)
Stock-based compensation	9,603	9,055
Excess tax benefits from share-based plans	—	(206)
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	(19,226)	(36,387)
Net inventories	(85,162)	(75,437)
Accounts payable	(79,414)	(32,909)
Accrued compensation	(18,871)	5,328
Accrued income taxes	(15,863)	(4,543)
Federal excise tax	3,566	5,688
Pension and other postretirement benefits	635	3,458
Other assets and liabilities	43,467	32,433
Cash provided by operating activities	57,891	71,288
Investing Activities:
Capital expenditures	(49,302)	(26,301)
Acquisition of businesses, net of cash acquired	(458,149)	(462,116)
Proceeds from the disposition of property, plant, and equipment	92	696
Cash used for investing activities	(507,359)	(487,721)
Financing Activities:
Borrowings on line of credit	445,000	360,000
Payments on line of credit	(255,000)	(360,000)
Proceeds from issuance of long-term debt	307,500	350,000
Payment from former parent	—	6,500
Payments made on long-term debt	(24,000)	(13,125)
Payments made for debt issuance costs	(3,660)	(4,379)
Purchase of treasury shares	(122,860)	(115,194)
Deferred payments for acquisitions	(7,136)	—
Excess tax benefits from share-based plans	—	206
Proceeds from employee stock compensation plans	75	438
Cash provided by financing activities	339,919	224,446
Effect of foreign exchange rate fluctuations on cash	(1,302)	(830)
Decrease in cash and cash equivalents	(110,851)	(192,817)
Cash and cash equivalents at beginning of period	151,692	263,951
Cash and cash equivalents at end of period	$40,841	$71,134

Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$2,760	$921
Non-cash financing activity:
Treasury shares purchased included in other accrued liabilities	$4,479	$1,934

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$1,648,764
Comprehensive income	—	—	—	109,724	(1,412)	—	108,312
Exercise of stock options	20,078	—	(426)	—	—	864	438
Restricted stock grants net of forfeitures	68,272	—	(3,046)	—	—	3,265	219
Share-based compensation	—	—	9,055	—	—	—	9,055
Restricted stock vested and shares withheld	(21,955)	—	955	—	—	(1,157)	(202)
Treasury stock purchased	(2,607,436)	—	—	—	—	(115,355)	(115,355)
Contribution from former parent and other	647	(26)	(6,479)	—	—	28	(6,477)
Balance, January 3, 2016	61,338,105	$613	$1,742,184	$129,108	$(111,715)	$(115,436)	$1,644,754

Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive income (loss)	—	—	—	(275,311)	(12,369)	—	(287,680)
Exercise of stock options	4,892	—	(147)	—	—	222	75
Restricted stock grants net of forfeitures	(22,289)	—	(66)	—	—	(365)	(431)
Share-based compensation	—	—	9,603	—	—	—	9,603
Restricted stock vested and shares withheld	4,881	—	(318)	—	—	(440)	(758)
Treasury stock purchased	(3,095,952)	—	—	—	—	(126,560)	(126,560)
Contribution from former parent and other	5,277	(31)	3,299	—	—	—	3,268
Balance, January 1, 2017	57,722,723	$577	$1,755,742	$(108,890)	$(122,583)	$(267,162)	$1,257,684
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and nine months ended January 1, 2017
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

Basis of Presentation.    Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“fiscal 2016”). Management is responsible for the condensed consolidated financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of January 1, 2017 and March 31, 2016, our results of operations for the quarters and nine month periods ended January 1, 2017 and January 3, 2016 and our cash flows for the nine months ended January 1, 2017 and January 3, 2016.

New Accounting Pronouncements. On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. We are in the process of evaluating the effect of adoption on our financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and classification in the statement of cash flows. The standard allows for early adoption. As of March 31, 2016, we elected to early adopt this standard and prospectively present the change to the financial statements given the immaterial nature of the prior period balances.

Besides those noted above and in our fiscal 2016 financial statements, there are no other new accounting pronouncements that are expected to have a significant impact on our condensed consolidated financial statements.

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
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	January 1, 2017		March 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$367,063	$350,000	$366,625
Variable-rate debt	806,000	806,000	332,500	332,500

3. Earnings (Loss) Per Share

The computation of earnings (loss) per share ("EPS") includes Basic EPS computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards during each period presented, which, if exercised or earned, would have a dilutive effect on EPS.

In computing EPS for the quarters and nine month periods ended January 1, 2017 and January 3, 2016, earnings (loss), as reported for each respective period, is divided by:

	Quarter ended		Nine months ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Basic EPS shares outstanding	58,275	61,717	59,478	62,175
Dilutive effect of stock-based awards	359	375	341	359
Diluted EPS shares outstanding	58,634	62,092	59,819	62,534
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	139	68	139	68
Share Repurchases
On February 25, 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. We completed this program during the nine months ended January 1, 2017. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. During the quarters ended January 1, 2017 and January 3, 2016, we repurchased 1,559,938 shares for $59,993 and 1,405,729 shares for $61,338, respectively. During the nine months ended January 1, 2017 and January 3, 2016, we repurchased 3,095,952 shares for $126,560 and 2,607,436 shares for $115,355, respectively. Since the inception of the programs through January 1, 2017, we have repurchased 6,437,038 shares for $275,630.
Any additional repurchases would be subject to market conditions and our compliance with our debt covenants.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions

Acquisition of Camp Chef

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date, and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the three-year measurement period and paid at each milestone date. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A majority of the goodwill generated in this acquisition will be deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Acquisition of Action Sports

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business.

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

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business. As of January 1, 2017, the value of the future contingent consideration was $1,075. The reduction from the original estimate was primarily a result of not achieving the first growth milestone.

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

Current quarter results for acquisitions

For the quarter and nine months ended January 1, 2017, Vista Outdoor recorded sales of approximately $92,134 and $332,580 and gross profit of approximately $24,167 and $98,449, associated with the operations of these acquired businesses for periods in which they were not part of Vista Outdoor in the comparable prior year periods. Vista Outdoor recorded sales of approximately $41,265 and $65,636 for the quarter and nine months ended January 3, 2016 and gross profit of approximately $16,715 and $25,931 for the quarter and nine months ended January 3, 2016 associated with the operations of these acquired businesses. The results are reflected in the Outdoor Products segment results.

Bushnell acquisition settlement

During the nine months ended January 1, 2017, we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition. A settlement was reached in which we received a total of $30,027 net of current period litigation costs associated with the claims. Separately, in accordance with the purchase agreement, we paid the previous owner for certain tax deductions in the amount of $7,136, which were taken on the final pre-acquisition income tax return of Bushnell Holdings.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions (Continued)

Action Sports Preliminary Purchase Price Allocation:

	April 1, 2016
Purchase price net of cash acquired:
Cash paid		$400,000
Estimated earnout value		4,272
Cash received for working capital		(1,289)
Total purchase price		402,983
Fair value of assets acquired:
Receivables	$79,328
Inventories	56,527
Tradename, customer relationship, and technology intangibles	155,100
Property, plant, and equipment	34,114
Other assets	6,876
Total assets	331,945
Fair value of liabilities assumed:
Accounts payable	30,240
Deferred tax liabilities	46,500
Other liabilities	33,168
Total liabilities	109,908
Net assets acquired		222,037
Goodwill		$180,946

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
4. Acquisitions (Continued)

Supplemental Pro Forma Data for Action Sports and CamelBak:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Action Sports and CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarter and nine months ended January 1, 2017 and January 3, 2016 present consolidated information as if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015. The pro forma results were calculated by combining our results with the standalone results of Action Sports and CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Quarter ended		Nine months ended
(Amounts in thousands except per share data)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Sales	$653,558	$670,771	$1,968,139	$1,969,945
Net income (loss)	(377,659)	46,103	(273,858)	120,845
Basic earnings (loss) per common share	(6.48)	0.75	(4.60)	1.94
Diluted earnings (loss) per common share	(6.44)	0.74	(4.58)	1.93

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015, as adjusted for the applicable tax impact:

	Quarter ended		Nine months ended
	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Inventory step-up, net(1)	$—	$(313)	$(502)	$(145)
Fees for advisory, legal, accounting services(2)	—	(56)	(946)	(3,331)
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
5. Net Receivables
Net receivables are summarized as follows:

	January 1, 2017	March 31, 2016
Trade receivables	$553,932	$446,032
Other receivables	3,023	1,778
Less: allowance for doubtful accounts and discounts	(23,621)	(19,412)
Net receivables	$533,334	$428,398
One customer represented 12% and 13% of the total trade receivables balance as of January 1, 2017 and March 31, 2016, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

6. Net Inventories
Net inventories consist of the following:

	January 1, 2017	March 31, 2016
Raw materials	$116,220	$91,898
Work in process	58,468	61,864
Finished goods	410,428	286,478
Net inventories	$585,116	$440,240
7. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	January 1, 2017	March 31, 2016
Pension and other postretirement benefits	$(60,781)	$(63,667)
Cumulative translation adjustment	(61,802)	(46,547)
Total AOCL	$(122,583)	$(110,214)
The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended January 1, 2017			Nine months ended January 1, 2017
	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(61,743)	$(51,091)	$(112,834)	$(63,667)	$(46,547)	$(110,214)
Net actuarial losses reclassified from AOCL (1)	1,236	—	1,236	3,708	—	3,708
Prior service costs reclassified from AOCL (1)	(274)	—	(274)	(822)	—	(822)
Net change in cumulative translation adjustment	—	(10,711)	(10,711)	—	(15,255)	(15,255)
Ending balance in AOCL	$(60,781)	$(61,802)	$(122,583)	$(60,781)	$(61,802)	$(122,583)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended January 3, 2016				Nine months ended January 3, 2016
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$86	$(55,927)	$(56,197)	$(112,038)	$—	$(58,155)	$(52,148)	$(110,303)
Net increase in fair value of derivatives	114	—	—	114	232	—	—	232
Net losses reclassified from AOCL, offsetting the price paid to suppliers (1)	(117)	—	—	(117)	(149)	—	—	(149)
Net actuarial losses reclassified from AOCL (2)	—	1,381	—	1,381	—	4,143	—	4,143
Prior service costs reclassified from AOCL (2)	—	(267)	—	(267)	—	(801)	—	(801)
Net change in cumulative translation adjustment	—	—	(788)	(788)	—	—	(4,837)	(4,837)
Ending balance in AOCL	$83	$(54,813)	$(56,985)	$(111,715)	$83	$(54,813)	$(56,985)	$(111,715)
(1) Amounts related to our derivative instruments that were reclassified from AOCL and recorded as a component of cost of sales.
(2) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2016	$818,560	$204,891	$1,023,451
Acquisitions	192,820	—	192,820
Impairment	(353,915)	—	(353,915)
Effect of foreign currency exchange rates	(6,941)	(200)	(7,141)
Balance, January 1, 2017	$650,524	$204,691	$855,215

The acquisitions in Outdoor Products related to the preliminary purchase price allocations for Action Sports and Camp Chef as previously discussed.

A challenging retail environment and other market pressures resulted in deeper discounting of Vista Outdoor’s accessories products during the quarter ending January 1, 2017. The deeper discounting caused a reduction in the projected cash flows of the Hunting and Shooting Accessories reporting unit. Given this drop in projected cash flows and a continued challenging retail environment, we determined a triggering event had occurred. The triggering event indicated it was more likely than not that the fair value of the reporting unit was less than the book value of the reporting unit. The fair value of the reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value, which is derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the company based on comparable companies.

The goodwill recorded within the Outdoor Products segment above is presented net of $353,915 in current period impairment losses. In addition, as a result of the factors noted above, we evaluated the fair value of the other intangibles assets as well. We determined the fair value of the trade names and technology based on the relief of royalty method and used royalty rates in a range of .5% to 5% for the trade names and a royalty rate of .5% on technologies based on public guideline royalty-based transactions and profitability and a discount rate of 9.5%. This analysis resulted in a $34,230 non-cash impairment charge on non-amortizing trade names related primarily to the Bushnell trade name. The analysis also resulted in a $61,054 non-cash impairment charge related to a number of amortizing trade name and technology intangibles associated with the Bushnell acquisition completed in fiscal 2014 and the Blackhawk tradename. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2 due to the significance of unobservable inputs developed using company-specific information.

The goodwill recorded within the Outdoor Products and Shooting Sports segments are presented net of $47,791 and $41,020 of accumulated impairment losses, respectively, recorded prior to March 31, 2016.

Net intangibles consisted of the following:

	January 1, 2017			March 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$106,159	$(15,110)	$91,049	$185,162	$(46,812)	$138,350
Patented technology	19,066	(7,470)	11,596	27,900	(9,949)	17,951
Customer relationships and other	370,326	(70,773)	299,553	272,431	(50,757)	221,674
Total	495,551	(93,353)	402,198	485,493	(107,518)	377,975
Non-amortizing trade names	314,967	—	314,967	272,497	—	272,497
Net intangibles	$810,518	$(93,353)	$717,165	$757,990	$(107,518)	$650,472

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
8. Goodwill and Net Intangible Assets (Continued)

The gross amount of amortizing and non-amortizing intangible assets increased from March 31, 2016 due to the acquisitions of Action Sports and Camp Chef partially offset by the impairments noted above. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 13.0 years. Amortization expense for the quarters and nine month periods ended January 1, 2017 and January 3, 2016 was $10,627 and $8,951 and $31,020 and $24,602, respectively. We expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2017	$9,204
Fiscal 2018	36,816
Fiscal 2019	34,072
Fiscal 2020	33,245
Fiscal 2021	33,229
Thereafter	255,632
Total	$402,198

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

9. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	January 1, 2017	March 31, 2016
Other current liabilities:
In-transit inventory and other	$82,962	$40,242
Rebate	46,501	17,957
Accrued advertising	15,424	10,315
Employee benefits and insurance	12,221	11,131
Warranty	9,117	8,611
Interest	5,559	13,157
Customer obligations	2,975	9,613
Freight accrual	2,499	2,446
Accrued taxes	2,350	1,303
Product liability	1,813	1,622
Total other current liabilities	$181,421	$116,397

Other non-current liabilities:
Non-current portion of accrued income tax liability	$27,097	$25,421
Contingent consideration and deferred purchase price	8,044	4,471
Product liability	4,193	—
Management non-qualified deferred compensation plan	3,185	2,668
Environmental remediation	740	745
Other	21,472	18,014
Total other non-current liabilities	$64,731	$51,319
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

Balance, March 31, 2016	$8,611
Payments made	(2,992)
Warranties issued	2,575
Warranties assumed in acquisition	1,159
Changes related to preexisting warranties	(236)
Balance, January 1, 2017	$9,117

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	January 1, 2017	March 31, 2016
Senior Credit Facility:
Term Loan	$616,000	$332,500
Revolving Credit Facility	190,000	—
Total principal amount of Credit Agreement	806,000	332,500
5.875% Senior Notes due 2023	350,000	350,000
Principal amount of long-term debt	1,156,000	682,500
Less: unamortized deferred financing costs	12,399	12,213
Carrying amount of long-term debt	1,143,601	670,287
Less: current portion	222,000	17,500
Carrying amount of long-term debt, excluding current portion	$921,601	$652,787

Credit Agreement

On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”), which replaced our 2014 Credit Agreement. The 2016 Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Borrowings under the 2016 Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the 2016 Credit Agreement. Based on the ratio in effect as of January 1, 2017, the base rate margin was 0.75% and the Eurodollar margin was 1.75%. The weighted average interest rate for our borrowings under the 2016 Credit Agreement as of January 1, 2017 was 2.41%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.30%. As of January 1, 2017, we had $190,000 in borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $26,015, which reduced amounts available on the Revolving Credit Facility to $183,985.

With the exception of assets owned by the legal entities operating the Camp Chef business, substantially all domestic tangible and intangible assets of Vista Outdoor and its subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the 2016 Credit Agreement. The domestic tangible and intangible assets of Camp Chef are expected to be pledged as collateral during fiscal 2017. Debt issuance costs of approximately $12,000 are being amortized over the term of the 2016 Credit Agreement.

In fiscal 2014, we entered into a credit agreement (the "2014 Credit Agreement"), which was comprised of a Term A Loan of $350,000 and a Revolving Credit Facility of $400,000, both of which were to mature on February 9, 2020. During the quarter ended July 3, 2016, we refinanced this agreement as noted above. In connection with this transaction, we wrote off $1,521 of unamortized deferred debt issuance costs in the nine months ended January 1, 2017.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
10. Long-term Debt (Continued)

Rank and Guarantees

The 2016 Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries, with the exception of the legal entities operating the Camp Chef business, and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V.. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our 2016 Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

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

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, for the nine months ended January 1, 2017 and January 3, 2016 totaled $15,034 and $6,387, respectively.
11. Employee Benefit Plans
The total expense for employee benefit plans for the quarter and nine months ended January 1, 2017 and January 3, 2016 was $1,690 and $1,825, and $5,072 and $5,475 respectively.
Employer Contributions. During the nine months ended January 1, 2017, we made the legally required minimum contribution of $4,400 directly to the pension trust, and no contributions to our other postretirement benefit plans. We made distributions of $10 directly to retirees under the non-qualified supplemental executive retirement plan. During the nine months ended January 3, 2016, we contributed $2,000 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made no distributions to retirees under the non-qualified supplemental executive retirement plan. There are no additional contributions expected to be made directly to the pension trust and we expect to contribute approximately $174 to our other postretirement benefit plans, and distribute approximately $688 directly to retirees under our non-qualified supplemental executive retirement plans during the remainder of fiscal 2017.
12. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended January 1, 2017 and January 3, 2016 represent effective tax rates of 4.4% and 36.0%, respectively. The change in the rate from the prior year quarter is primarily caused by the goodwill impairment charge in the current quarter that is nondeductible for tax purposes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
12. Income Taxes (Continued)

The income tax provision for the nine months ended January 1, 2017 and January 3, 2016 represent effective tax rates of (8.5)% and 38.4%, respectively. The decrease in the rate from the prior year period is primarily caused by the nondeductible goodwill impairment charge partially offset by a nontaxable acquisition claim settlement gain.

The 4.4% effective tax rate for the quarter ended January 1, 2017 differs from the statutory federal income tax rate of 35% primarily as a result of the nondeductible goodwill impairment charge. The (8.5)% effective tax rate for the nine months ended January 1, 2017 differs from the statutory federal income tax rate of 35% primarily as a result of the nondeductible goodwill impairment charge partially offset by the nontaxable treatment of the acquisition claim settlement gain related to the Bushnell acquisition.

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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we are filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK for fiscal 2015. The IRS is currently auditing our tax return for the period that begins after the Spin-Off (February 9, 2015) and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,512 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,726.
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
We also have been identified as a potentially responsible party (“PRP”), along with other parties, in a regulatory agency action associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $765 as of January 1, 2017 and March 31, 2016.
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
13. Contingencies (Continued)

our operating results, financial condition, or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
14. Condensed Consolidating Financial Statements

The 5.875% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries with the exception of the legal entities operating the Camp Chef business, and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$619,140	$69,504	$(35,086)	$653,558
Cost of sales	—	469,600	49,804	(34,452)	484,952
Gross profit	—	149,540	19,700	(634)	168,606
Operating expenses:
Research and development	—	8,020	150	—	8,170
Selling, general, and administrative	—	80,748	15,145	—	95,893
Goodwill and intangibles impairment	—	449,199	—	—	449,199
Income (loss) before interest and income taxes	—	(388,427)	4,405	(634)	(384,656)
Equity in income of subsidiaries	(371,067)	2,179	—	368,888	—
Interest expense, net	(10,551)	—	—	—	(10,551)
Income (loss) before income taxes	(381,618)	(386,248)	4,405	368,254	(395,207)
Income tax provision (benefit)	(3,959)	(15,181)	1,838	(246)	(17,548)
Net income (loss)	$(377,659)	$(371,067)	$2,567	$368,500	$(377,659)
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$(377,659)	$(371,067)	$2,567	$368,500	$(377,659)
Total other comprehensive loss	(9,749)	(9,749)	(10,711)	20,460	(9,749)
Comprehensive income (loss)	$(387,408)	$(380,816)	$(8,144)	$388,960	$(387,408)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended January 3, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$561,252	$56,594	$(25,289)	$592,557
Cost of sales	—	414,422	36,393	(25,762)	425,053
Gross profit	—	146,830	20,201	473	167,504
Operating expenses:
Research and development	—	3,681	—	—	3,681
Selling, general, and administrative	—	75,628	12,963	—	88,591
Income before interest and income taxes	—	67,521	7,238	473	75,232
Equity in income of subsidiaries	48,017	5,653	—	(53,670)	—
Interest expense, net	(7,776)	—	—	—	(7,776)
Income before income taxes	40,241	73,174	7,238	(53,197)	67,456
Income tax provision (benefit)	(2,918)	25,157	1,876	182	24,297
Net income	$43,159	$48,017	$5,362	$(53,379)	$43,159
Other comprehensive income, net of tax:
Net income (from above)	$43,159	$48,017	$5,362	$(53,379)	$43,159
Total other comprehensive income (loss)	323	323	(788)	465	323
Comprehensive income	$43,482	$48,340	$4,574	$(52,914)	$43,482

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine months ended January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,872,948	$184,763	$(89,572)	$1,968,139
Cost of sales	—	1,407,821	123,601	(88,675)	1,442,747
Gross profit	—	465,127	61,162	(897)	525,392
Operating expenses:
Research and development	—	23,957	194	—	24,151
Selling, general, and administrative	—	258,027	45,033	—	303,060
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Goodwill and intangibles impairment	—	449,199	—	—	449,199
Income (loss) before interest and income taxes	30,027	(266,056)	15,935	(897)	(220,991)
Equity in income of subsidiaries	(284,930)	9,433	—	275,497	—
Interest expense, net	(32,657)	—	—	—	(32,657)
Income (loss) before income taxes	(287,560)	(256,623)	15,935	274,600	(253,648)
Income tax provision (benefit)	(12,249)	28,307	5,936	(331)	21,663
Net income (loss)	$(275,311)	$(284,930)	$9,999	$274,931	$(275,311)
Other comprehensive (loss) income, net of tax:
Net income (loss)(from above)	$(275,311)	$(284,930)	$9,999	$274,931	$(275,311)
Total other comprehensive loss	(12,369)	(12,369)	(15,255)	27,624	(12,369)
Comprehensive loss	$(287,680)	$(297,299)	$(5,256)	$302,555	$(287,680)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Nine months ended January 3, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,566,650	$170,755	$(78,974)	$1,658,431
Cost of sales	—	1,168,477	113,943	(79,809)	1,202,611
Gross profit	—	398,173	56,812	835	455,820
Operating expenses:
Research and development	—	8,851	—	—	8,851
Selling, general, and administrative	—	212,122	39,889	—	252,011
Income before interest and income taxes	—	177,200	16,923	835	194,958
Equity in income of subsidiaries	120,291	12,791	—	(133,082)	—
Interest expense, net	(16,908)	—	—	—	(16,908)
Income before income taxes	103,383	189,991	16,923	(132,247)	178,050
Income tax provision (benefit)	(6,341)	69,700	4,642	325	68,326
Net income	$109,724	$120,291	$12,281	$(132,572)	$109,724
Other comprehensive income, net of tax:
Net income (from above)	$109,724	$120,291	$12,281	$(132,572)	$109,724
Total other comprehensive loss	(1,412)	(1,412)	(4,837)	6,249	(1,412)
Comprehensive income	$108,312	$118,879	$7,444	$(126,323)	$108,312

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,605	$26,236	$—	$40,841
Net receivables	—	484,318	49,016	—	533,334
Due from affiliates, current	—	8,913	—	(8,913)	—
Net inventories	—	528,045	62,262	(5,191)	585,116
Income tax receivable	—	8,070	834	—	8,904
Other current assets	—	25,120	3,323	—	28,443
Total current assets	—	1,069,071	141,671	(14,104)	1,196,638
Net property, plant, and equipment	—	237,997	9,718	—	247,715
Investment in subsidiaries	2,701,872	53,672	—	(2,755,544)	—
Goodwill	—	737,533	117,682	—	855,215
Net intangible assets	—	646,048	71,117	—	717,165
Long-term due from affiliates	—	340,653	—	(340,653)	—
Deferred charges and other non-current assets	—	19,070	8,362	—	27,432
Total assets	$2,701,872	$3,104,044	$348,550	$(3,110,301)	$3,044,165
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$222,000	$—	$—	$—	$222,000
Accounts payable	—	89,683	13,221	—	102,904
Due to affiliates, current	—	—	8,913	(8,913)	—
Accrued compensation	—	36,926	2,997	—	39,923
Federal excise tax	—	30,482	714	—	31,196
Other current liabilities	—	170,273	11,148	—	181,421
Total current liabilities	222,000	327,364	36,993	(8,913)	577,444
Long-term debt	921,601	—	—	—	921,601
Deferred income tax liabilities	—	147,208	7,806	(1,884)	153,130
Accrued pension and postemployment liabilities	—	69,575	—	—	69,575
Long-term due to affiliates	300,587	—	40,066	(340,653)	—
Other long-term liabilities	—	63,687	1,044	—	64,731
Total liabilities	1,444,188	607,834	85,909	(351,450)	1,786,481
Equity
Total stockholders' equity	1,257,684	2,496,210	262,641	(2,758,851)	1,257,684
Total liabilities and stockholders' equity	$2,701,872	$3,104,044	$348,550	$(3,110,301)	$3,044,165

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by operating activities	$11,298	$42,857	$3,736	$—	$57,891
Investing Activities:
Capital expenditures	—	(48,443)	(859)	—	(49,302)
Due from affiliates	—	(116,584)	—	116,584	—
Acquisition of businesses, net of cash acquired	(465,684)	3,230	4,305	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	—	42	50	—	92
Cash provided by (used for) investing activities	(465,684)	(161,755)	3,496	116,584	(507,359)
Financing Activities:
Due to affiliates	114,467	—	2,117	(116,584)	—
Borrowings on line of credit	445,000	—	—	—	445,000
Payments on line of credit	(255,000)	—	—	—	(255,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(24,000)	—	—	—	(24,000)
Payments made for debt issuance costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(122,860)	—	—	—	(122,860)
Deferred payments for acquisitions	(7,136)	—	—	—	(7,136)
Proceeds from employee stock compensation plans	75	—	—	—	75
Cash provided by financing activities	454,386	—	2,117	(116,584)	339,919
Effect of foreign exchange rate fluctuations on cash	—	—	(1,302)	—	(1,302)
(Decrease) increase in cash and cash equivalents	—	(118,898)	8,047	—	(110,851)
Cash and cash equivalents at beginning of period	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of period	$—	$14,605	$26,236	$—	$40,841

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
14. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended January 3, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(11,422)	$75,482	$7,228	$—	$71,288
Investing Activities:
Capital expenditures	—	(24,806)	(1,495)	—	(26,301)
Due from affiliates	—	(249,214)	—	249,214	—
Acquisition of businesses, net of cash acquired	(466,841)	4,725	—	—	(462,116)
Proceeds from the disposition of property, plant, and equipment	—	461	235	—	696
Cash used for investing activities	(466,841)	(268,834)	(1,260)	249,214	(487,721)
Financing Activities:
Due to affiliates	253,817	—	(4,603)	(249,214)	—
Borrowings on line of credit	360,000	—	—	—	360,000
Payments on line of credit	(360,000)	—	—	—	(360,000)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Payment from former parent	6,500	—	—	—	6,500
Payments made on long-term debt	(13,125)	—	—	—	(13,125)
Payments made for debt issuance costs	(4,379)	—	—	—	(4,379)
Purchase of treasury shares	(115,194)	—	—	—	(115,194)
Excess tax benefits from share-based plans	206	—	—	—	206
Proceeds from employee stock compensation plans	438	—	—	—	438
Cash provided by financing activities	478,263	—	(4,603)	(249,214)	224,446
Effect of foreign exchange rate fluctuations on cash	—	—	(830)	—	(830)
(Decrease) increase in cash and cash equivalents	—	(193,352)	535	—	(192,817)
Cash and cash equivalents at beginning of period	—	247,375	16,576	—	263,951
Cash and cash equivalents at end of period	$—	$54,023	$17,111	$—	$71,134

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

15. Operating Segment Information
We operate our business structure within two operating segments. These operating segments are also considered our reportable Segments in accordance with ASC 280 and are defined based on the reporting and review process used by the chief operating decision maker, our chief executive officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling, general, and administrative expenses are not allocated to the segments. In addition certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Outdoor Products generated 46% of our external sales in the nine months ended January 1, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products, and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Global eyewear and sport protection products include safety and protective eyewear, goggles, and helmets, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated 54% of our external sales in the nine months ended January 1, 2017. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

One customer contributed 11% of our sales for the nine months ended January 1, 2017 and no customer contributed 10% of our sales for the nine months ended January 3, 2016. No other single customer contributed more than 10% of our sales for the nine months ended January 1, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)
15. Operating Segment Information (Continued)

The following summarizes our results by segment:

	Quarter ended		Nine months ended
	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Sales to external customers:
Outdoor Products	$292,800	$236,099	$900,981	$631,672
Shooting Sports	360,758	356,458	1,067,158	1,026,759
Total sales to external customers	$653,558	$592,557	$1,968,139	$1,658,431

Gross Profit
Outdoor Products	$71,161	$63,607	$235,818	$173,886
Shooting Sports	97,560	103,864	290,010	282,144
Corporate	(115)	33	(436)	(210)
Total gross profit	$168,606	$167,504	$525,392	$455,820
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,769 and $800 for the quarters ended January 1, 2017 and January 3, 2016, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $3,518 and $2,276 for the nine months ended January 1, 2017 and January 3, 2016, respectively.

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
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of approximately 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor sports optics, golf rangefinders, performance eyewear, hydration products, stand up paddle boards, and protection for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty, and independent retailers, and distributors, such as AcuSport, Amazon, Bass Pro Shops, Big Rock Sports, Cabela's, Dick's Sporting Goods, Gander Mountain, Recreational Equipment, Inc., Sports South, Sportsman's Warehouse, Target United Sporting Company, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.

We operate our business structure within two operating segments. Each segment is described below:

•
Outdoor Products generated 46% of our external sales in the nine months ended January 1, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated 54% of our external sales in the nine months ended January 1, 2017. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components and firearms.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2017 financial results included the following:
Financial highlights for the quarter ended January 1, 2017

•
Quarterly sales were $653,558 and $592,557 for the quarters ended January 1, 2017 and January 3, 2016, respectively. The increase is due to the acquisitions of Action Sports and Camp Chef, and an increase in the Shooting Sports segment, partially offset by a decrease in the organic business of the Outdoor Products segment.

•
Gross profit was $168,606 and $167,504 for the quarters ended January 1, 2017 and January 3, 2016, respectively. Gross profit was slightly up driven by the acquisitions of Action Sports and Camp Chef, partially offset by organic declines in the Outdoor Products and Shooting Sports segments.

•	A $449,199 pre-tax non-cash impairment charge ($353,915 impairment to goodwill and $95,284 impairment to identifiable intangible assets) was recorded during the fiscal quarter.

•
The change in the current quarter's tax rate of 4.4% compared to a quarter tax rate of 36.0% in the quarter ended January 3, 2016 was primarily caused by the nondeductible goodwill impairment charge in the current quarter.

Other notable events affecting fiscal 2017

•
On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved.

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

•
We completed our $200,000 share repurchase program authorized on February 25, 2015 during the quarter ended October 2, 2016. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018. During the nine months ended January 1, 2017, we repurchased approximately 3,095,952 shares of our common stock for $126,560. We completed our $100,000 share repurchase program on January 23, 2017.

•
During the second quarter of fiscal 2017 we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition. A settlement was reached in which we received a total of $30,027 net of current period litigation costs associated with the claims.

Outlook

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the current fiscal year we have seen a challenging retail environment as well as other market pressures that resulted in a deeper discounting of our products. These market pressures became particularly pronounced during the latter half of the third fiscal quarter. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue through fiscal 2018. Given these market conditions, we are taking appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategic vision of "Good, Better, Best" and will introduce new products to accomplish this.

Shooting Sports Industry

Shooting sports related products currently represent over half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and 2016 firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. In recent months we believe the market has softened due to developments in the political environment and decreased recent National Instant Criminal Background ("NICS") checks. Given these market conditions, we are taking appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

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

The accounting policies used in preparing our interim fiscal 2017 consolidated financial statements are the same as those described in our Annual Report on Form 10-K except for the addition of the following:

Accounting for goodwill and indefinite lived intangibles:

As a result of a challenging retail environment, as well as other market pressures that resulted in a deeper discounting of our accessories products, both of which accelerated during our quarter ended January 1, 2017, there was a reduction in the projected cash flows of the Hunting and Shooting accessories, Outdoor Recreation, and Sports Protection reporting units. Given this drop in projected cashflows and the overall retail environment, we determined that a triggering event had occurred as of November 28, 2016, which indicated it was more likely than not that the fair value of the reporting units were less than the book value.

During the quarter ended January 1, 2017, Vista Outdoor recorded a $353,915 impairment of goodwill related to the Hunting and Shooting Accessories reporting unit. As a result, the fair value of the reporting unit no longer exceeds the carrying value by more than 10% and therefore has less than a significant excess over carrying value. After the impairment, this reporting unit had approximately $106,000 of goodwill recorded at January 1, 2017. The fair value of the Hunting and Shooting Accessories reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 8.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the Company using comparable company multiples and a control premium of 25%. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than 100 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.

The Outdoor Recreation reporting unit had an estimated fair value that exceeded its carrying value by approximately 6%. This reporting unit had approximately $427,000 of goodwill recorded at January 1, 2017. All of the goodwill recorded within this reporting unit relates to the acquisitions of CamelBak, Camp Chef, and Jimmy Styks. We would not expect to see significant excess within this reporting unit given that we determined the fair value of this goodwill within the last two years. The fair value of the Outdoor Recreation reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 8.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the company using comparable Company multiples and a control premium of 25%. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than 100 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.

The Sports Protection reporting unit had an estimated fair value that exceeded its carrying value by approximately 10%. This reporting unit had approximately $295,000 of goodwill recorded at January 1, 2017. The majority of the goodwill recorded within this reporting unit relates to the acquisition of Action Sports. We would not expect to see significant excess within this reporting unit given that we determined the fair value of this goodwill within the last year. The fair value of the Sports Protection reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 7.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the company using comparable company multiples and a control premium of 25%. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than 100 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.

During the quarter ended January 1, 2017, we performed an interim test for indefinite lived tradename impairment and we recorded a $34,230 impairment related to indefinite lived tradenames within the Hunting and Shooting Accessories reporting unit, predominantly the Bushnell tradename. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2% for the Bushnell tradename and 0.5% for all other indefinite lived tradenames based on public guideline royalty-based transactions and a discount rate of 9.5%.

We perform our annual impairment test as of the first day of the fourth quarter each year which will be January 2, 2017 in the current fiscal year. We will evaluate the Outdoor Products reporting units as well as the two other reporting units in our Shooting Sports segment for impairment in connection with the preparation of our annual financial statements.

Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.

Acquisitions

We had two acquisitions during the nine months ended January 1, 2017 and two during fiscal 2016 as follows:

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

Acquisition of Jimmy Styks

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the next three years. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. Jimmy Styks is a leading designer and marketer of stand up paddle boards and related accessories. Jimmy Styks’ stand up paddle board portfolio provides easy-to-use platforms for water sport enthusiasts engaging in activities ranging from personal fitness to fishing and will help us expand our Outdoor Products operating segment. Jimmy Styks offers nearly 30 SKUs in epoxy, inflatable, soft and thermoform boards, as well as accessories. As of January 1, 2017, the value of the future contingent consideration was $1,075. The reduction from the original estimate was primarily a result of not achieving the first growth milestone.
Sales
One customer contributed 11% of our sales for the nine months ended January 1, 2017 and no single customer contributed over 10% of our sales for the nine months ended January 3, 2016. No other single customer contributed more than 10% of our sales for the nine months ended January 1, 2017.
The following is a summary of each operating segment's sales:

	Quarter ended				Nine months ended
	January 1, 2017	January 3, 2016	$ Change	% Change	January 1, 2017	January 3, 2016	$ Change	% Change
Outdoor Products	$292,800	$236,099	$56,701	24.0%	$900,981	$631,672	$269,309	42.6%
Shooting Sports	360,758	356,458	4,300	1.2%	1,067,158	1,026,759	40,399	3.9%
Total external sales	$653,558	$592,557	$61,001	10.3%	$1,968,139	$1,658,431	$309,708	18.7%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products.    The increase in sales was driven by sales of $92,134 from the Action Sports and Camp Chef acquisitions completed this fiscal year, partially offset by organic decreases across most product lines as a result of a challenging retail environment which led to increased promotional activity across all product lines.
Shooting Sports.    The increase in sales was driven by increases in centerfire and rimfire ammunition sales partially offset by decreases in shotshell ammunition and firearms, partially offset by higher rebates and promotional costs.
Nine Months Ended
Outdoor Products.    The increase in sales was driven by sales of $332,580 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by organic decreases across most product lines as a result of a challenging retail environment which led to increased promotional activity across all product lines.
Shooting Sports.    The increase in sales was due to strong market demand across all product lines.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Nine months ended
Cost of sales	January 1, 2017	January 3, 2016	$ Change	% Change	January 1, 2017	January 3, 2016	$ Change	% Change
Outdoor Products	$221,639	$172,492	$49,147	28.5%	$665,163	$457,785	$207,378	45.3%
Shooting Sports	263,198	252,594	10,604	4.2%	777,148	744,616	32,532	4.4%
Corporate	115	(33)	148	(448.5)%	436	210	226	107.6%
Total cost of sales	$484,952	$425,053	$59,899	14.1%	$1,442,747	$1,202,611	$240,136	20.0%

	Quarter ended				Nine months ended
Gross profit	January 1, 2017	January 3, 2016	$ Change	% Change	January 1, 2017	January 3, 2016	$ Change	% Change
Outdoor Products	$71,161	$63,607	$7,554	11.9%	$235,818	$173,886	$61,932	35.6%
Shooting Sports	97,560	103,864	(6,304)	(6.1)%	290,010	282,144	7,866	2.8%
Corporate	(115)	33	(148)	(448.5)%	(436)	(210)	(226)	107.6%
Total gross profit	$168,606	$167,504	$1,102	0.7%	$525,392	$455,820	$69,572	15.3%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products.    The increase in gross profit was primarily driven by $24,167 from the Action Sports and Camp Chef acquisitions completed this fiscal year, partially offset by a decrease in organic business due to lower sales and increased promotional activity.
Shooting Sports.    The decrease in gross profit was primarily caused by higher rebates, promotional costs and unfavorable changes in product mix in the current year, partially offset by favorable material procurement costs and production efficiencies.
Corporate. The change in corporate gross profit was not material.
Nine Months Ended
Outdoor Products.    The increase in gross profit was primarily driven by $98,449 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by the decrease in the organic sales volumes and increased promotional activity.
Shooting Sports.    The increase in gross profit was primarily driven by the volume increase noted above.
Corporate. The change in corporate gross profit was not material.

Operating Expenses

	Quarter ended					Nine months ended
	January 1, 2017	As a % of Sales	January 3, 2016	As a % of Sales	$ Change	January 1, 2017	As a % of Sales	January 3, 2016	As a % of Sales	$ Change
Research and development	$8,170	1.3%	$3,681	0.6%	$4,489	$24,151	1.2%	$8,851	0.5%	$15,300
Selling, general, and administrative	95,893	14.7%	88,591	15.0%	7,302	303,060	15.4%	252,011	15.2%	51,049
Acquisition claim settlement gain, net	—	—%	—	—%	—	(30,027)	(1.5)%	—	—%	(30,027)
Goodwill and intangibles impairment	449,199	68.7%	—	—%	449,199	449,199	22.8%	—	—%	449,199
Total operating expenses	$553,262	84.7%	$92,272	15.6%	$460,990	$746,383	37.9%	$260,862	15.7%	$485,521
Quarter Ended
Operating expenses increased by $460,990 from the prior-year period primarily due to a non-cash goodwill and intangibles impairment charge. Research and development costs increased primarily due to the acquisition of Action Sports. Selling, general, and administrative expenses increased primarily due to the acquisition of Action Sports, partially offset by a reduction in incentive accruals as a result of current year performance and cost cutting initiatives.
Nine Months Ended
Operating expenses increased by $485,521 from the prior-year period primarily driven by a pre-tax non-cash goodwill and intangible impairment charge. Research and development costs increased primarily due to the acquisitions of Action Sports and CamelBak. Selling, general, and administrative expenses increased primarily due to the acquisitions of Action Sports and CamelBak, partially offset by a reduction in the incentive accruals and sales commissions as a result of current year performance. These increases were partially offset by a one-time gain recorded as the result of the settlement of claims related to the Bushnell acquisition.
Net Interest Expense

	Quarter ended				Nine months ended
	January 1, 2017	January 3, 2016	$ Change	% Change	January 1, 2017	January 3, 2016	$ Change	% Change
Interest Expense	$10,551	$7,776	$2,775	35.7%	$32,657	$16,908	$15,749	93.1%
Quarter Ended
The increase was due to our debt balances being higher than the prior year period, driven by borrowings for the previously mentioned acquisitions, as well as a higher average interest rate on debt.
Nine Months Ended
The increase was due to our debt balances being higher than the prior year period, driven by borrowings for the previously mentioned acquisitions, as well as a higher average interest rate on debt and the write off of deferred financing fees.
Income Tax Provision

	Quarter ended					Nine months ended
	January 1, 2017	Effective Rate	January 3, 2016	Effective Rate	$ Change	January 1, 2017	Effective Rate	January 3, 2016	Effective Rate	$ Change
Income taxes	$(17,548)	4.4%	$24,297	36.0%	$(41,845)	$21,663	(8.5)%	$68,326	38.4%	$(46,663)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter Ended

The income tax provisions for the quarters ended January 1, 2017 and January 3, 2016 represent an effective tax rate of 4.4% and 36.0%, respectively. The change in the rate from the prior year period is primarily caused by the goodwill impairment charge in the current quarter that is nondeductible for tax purposes.

Nine Months Ended

The income tax provision for the nine months ended January 1, 2017 and January 3, 2016 represent effective tax rates of (8.5)% and 38.4%, respectively. The decrease in the rate from the prior year period is primarily caused by the nondeductible goodwill impairment charge partially offset by a nontaxable acquisition claim settlement gain.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows for the nine months ended January 1, 2017 and January 3, 2016 are summarized as follows:

	January 1, 2017	January 3, 2016
Cash provided by operating activities	$57,891	$71,288
Cash used for investing activities	(507,359)	(487,721)
Cash provided by financing activities	339,919	224,446
Effect of foreign exchange rate fluctuations on cash	(1,302)	(830)
Net cash flows	$(110,851)	$(192,817)
Operating Activities.
Net cash provided by operating activities was $57,891 compared to $71,288 in the prior year period, a change of $13,397. The change from the prior year period was primarily a result of reduced net income and increased working capital in the current period, partially offset by the receipt of cash related to the settlement of claims related to the Bushnell acquisition. The change in working capital was driven by the timing of payments, and increased investment in inventory.
Investing Activities.
Net cash used for investing activities was $507,359 compared to $487,721 in the prior year period, a change of $19,638. The change is primarily caused by an increase in capital expenditures due to our ammunition capacity expansion project.
Financing Activities.
Net cash provided by financing activities was $339,919, compared to $224,446 in the prior year period, a change of $115,473. This change was primarily driven by an increase in the amount of debt issued to fund our acquisitions.
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
Long-Term Debt and Credit Agreement
As of January 1, 2017, we had total indebtedness of $1,156,000, which consisted of the following:

January 1, 2017
Senior Credit Facility:
Term Loan	$616,000
Revolving Credit Facility	190,000
Total principal amount of Credit Agreement	806,000
5.875% Senior Notes due 2023	350,000
Principal amount of long-term debt	1,156,000
Less: Unamortized deferred financing costs	12,399
Carrying amount of long-term debt	1,143,601
Less: current portion	222,000
Carrying amount of long-term debt, excluding current portion	$921,601

Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 47.9% as of January 1, 2017.

See Note 10, “Long-term Debt,” to the condensed consolidated financial statements in Part I, Item 1 of this report for a detailed discussion of the 5.875% Notes and the 2016 Credit Agreement.
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

The 2016 Credit Agreement contains financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Our financial covenant ratios as of January 1, 2017 were as follows:

	Interest Coverage Ratio*	Leverage Ratio†
Requirement	3.00	3.50
Actual	9.85	3.04
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
The 2016 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of January 1, 2017, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in net income, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the 2016 Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the 2016 Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Share Repurchases
On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018. The shares may be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. We completed our previously approved $200,000 repurchase program during the quarter ended October 2, 2016. During the nine months ended January 1, 2017 and January 3, 2016, we repurchased 3,095,952 shares for $126,560 and 2,607,436 shares for $115,355, respectively. Since the inception of the programs through January 1, 2017, we have repurchased 6,437,038 shares for $275,630.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. One customer contributed 11% of our sales for the nine months ended January 1, 2017 and no customer contributed 10% of our sales for the nine months ended January 3, 2016. No other single customer contributed more than 10% of our sales for the nine months ended January 1, 2017.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 1, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended January 1, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)*
October 3, 2016 - October 30, 2016	540,396	$38.23	540,000
October 31, 2016 - November 27, 2016	412,751	$38.80	412,395
November 28, 2016 - January 1, 2017	607,807	$38.43	607,543
Fiscal Quarter Ended January 1, 2017	1,560,954	$38.46	1,559,938	660,434
____________________________________________________________
* The maximum number of shares that may yet be repurchased under the program as of January 1, 2017 was calculated using the Vista Outdoor closing stock price of $36.90 on January 1, 2017. We completed our $100,000 share repurchase program on January 23, 2017.

(1)
Included in the total number of shares repurchased were 1,016 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, executable over two years. We completed this program during the quarter ended October 2, 2016. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, to be completed by March 31, 2018. We repurchased 3,095,952 shares for $126,560 in the nine months ended January 1, 2017 under this program. Since the inception of these programs through January 1, 2017 we have repurchased 6,437,038 shares for $275,630. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

4.6	Third Supplemental Indenture, dated as of December 2, 2016, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee.
10.1	Guarantee Supplement to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated November 30, 2016 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto.
10.2*	Offer Letter between Vista Outdoor Inc. and David D. Allen (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2017).
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

VISTA OUTDOOR INC.
Date:	February 9, 2017	By:	/s/ Stephen M. Nolan
			Name:	Stephen M. Nolan
			Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)