Form 10-K
period 2017-03-31
Vista Outdoor Inc.
filed 2017-05-26
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 2, 2016 the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $2.37 billion (based upon the closing price of the common stock on the New York Stock Exchange on October 2, 2016).
As of May 15, 2017, there were 57,022,708 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Certain business terms used in this document are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with our consolidated and combined financial statements included in this report.

Our Company

Vista Outdoor is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. Vista Outdoor operates in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

We serve the outdoor sports and recreation markets through a diverse portfolio of over 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, outdoor sports optics, performance eyewear, protection for certain action sports, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as AcuSport, Amazon, Bass Pro Shops, Big Rock Sports, Cabela's, Dick's Sporting Goods, Grofa, Recreational Equipment, Inc., Sports South, Sportsman's Warehouse, Target, United Sporting Company, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.

Many of our brands have a rich, long-standing heritage, such as Federal Premium, founded in 1922, and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No. 1 sales position in the U.S. markets for ammunition, binoculars, game calls, golf rangefinders, holsters, hydration packs/bottles, and trap throwing devices. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to improve performance, quality and affordability while providing world-class customer support to leading retail partners and end users. We have received numerous awards for product innovation by respected industry publications and for service from our retail customers. Additionally, high-profile professional sportsmen and athletes use and endorse our products, which influences the purchasing behavior of recreational consumers.

Our brands in the outdoor products and shooting sports segments include the following:

Outdoor Products		Shooting Sports
Alliant Powder	GunMate	American Eagle
Bee Stinger	Gunslick Pro	Blazer
Bell	Hoppe's	CCI
Blackburn	Jimmy Styks	Estate Cartridge
BLACKHAWK!	Krash	Federal Premium
Bollé	M-Pro 7	Force on Force
Bushnell	Millett	Fusion
Butler Creek	Night Optics	Independence
C-Preme	Outers	Savage Arms
CamelBak	Primos	Savage Range Systems
Camp Chef	Raskullz	Speer
Cébé	Redfield	Stevens
Champion Target	Serengeti
CoPilot	Simmons
Eagle	Tasco
Final Approach	Uncle Mike's
Giro	Weaver
Gold Tip

We have approximately 6,400 employees across four continents. We also source finished product both domestically and internationally for global distribution. Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. Our strong wholesale and retail relationships and diverse product offering provide a unique competitive advantage.

Market Opportunity

We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, water sports and wildlife viewing, totaled $93 billion in 2016, according to the 2017 Outdoor Recreation Economy National Report issued by the Outdoor Industry Association, which publishes data every five years. Examples of the sports and activities we target include archery, wildlife watching, camping, cycling, golf, hiking, hunting, paddle boarding, snow skiing, and target shooting. We believe the sporting goods and outdoor recreation sectors are lucrative global markets with the potential for future growth. We believe a greater awareness of, and participation in, outdoor sports and recreation has been a principal driver of this growth. We believe growth will continue, driven by positive shifts in consumer demographics utilizing our products, including increases in new, female and younger participants, and expanding interest in outdoor sports and shooting activities.

Outdoor Recreation Industry

The outdoor recreation and accessories industry represents a large and growing focus area of our business. Examples of activities in this industry include archery, camping, cycling, fishing, hiking, golfing, rock climbing, water sports, wildlife watching, and winter sports. Our consumers often participate in more than one of these activities.

During the current fiscal year, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue into fiscal 2018. We believe that in the long term, the industry will continue to grow as we see increases in new, female and younger participants, and expanding interest in outdoor sports and shooting activities. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments, including increased use of social media and continuous updating of our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and will introduce new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports products represent the largest proportion of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. In recent months we believe the market has softened due to developments in the political environment. The Shooting Sports industry historically has been a cyclical business with previous market declines lasting 12-24 months. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

Competitive Strengths

Portfolio of Authentic Brands Focused on Outdoor Recreation and Shooting Sports

We have a diverse portfolio of outdoor recreation and shooting sports brands, many with long-standing, market leading positions. We seek to maintain our brand strength by developing performance-enhancing innovations, introducing new products, engaging in product and brand marketing campaigns, and providing marketing support to our strategic channel partners. We target selling prices that balance our premium positioning with our focus on affordability to capture a large consumer base. Our brand strength and product innovations allow us to drive sales growth and deliver robust profit margins.

We employ a segmented brand strategy that leverages over 50 brands that are leaders in niche categories. This approach provides us with several competitive advantages:

•	Strong brand recognition, with the ability to command a leading market share position across several categories. For example:

◦	Federal Premium ammunition brand has a No. 1 market share in ammunition,

◦	Savage Arms is a nationally recognized long gun brand among hunters and recreational shooters who desire quality at an affordable price,

◦	Bushnell brand has a No. 1 market share in binoculars and golf rangefinders,

◦	CamelBak is the leading provider of hydration system solutions for individuals in the hiking, cycling, and winter sports markets,

◦	Bell is a leading provider of helmets for individuals in the cycling market,

◦	Giro is a leading provider of helmets for individuals in the cycling and winter sports markets,

◦	BLACKHAWK! has a No. 1 market share in gun holsters, and

◦	Hoppe's brand has a No. 1 market share in gun cleaning solutions and accessories.

• Better insight into consumer preferences and market dynamics through information sharing across our portfolio. For example, our strategic relationships with key accounts combined with our world-class customer service model deliver consumer insights into our aligned product development organization and process. This information helps us develop and maintain a robust new product pipeline.

• "Good, better, best" strategy using multiple brands. For example, our Giro bike helmet products target consumers seeking high-end products while our Bollé brand is targeted to consumers in the middle tier and a portion of our Bell brand targets the entry level.

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

We have continuously invested in research and development (R&D) and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. We have leveraged our scale to develop a sophisticated R&D business process that we believe is difficult to replicate. Our current intellectual property portfolio includes approximately 600 patents, providing us with valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 110 dedicated design and product development professionals across the organization.

Recent examples of our innovative, market-leading products include:

•	For the hunter, Federal Edge TLR (Terminal Long Range) produces improved long range accuracy and performance for big game hunting at long distances for best in class performance.

•
For the competition shooter, Federal Gold Medal Berger provides match grade ballistics from factory ammunition. The most sought after bullets among competitors on the Precision Rifle Series (PRS) are now loaded into the industry’s most trusted factory rifle ammunition.

•
The new MSR series of Savage Arms marks the entry of the Savage brand into the popular MSR semi-automatic market. The development and launch of the MSR line leveraged Vista’s scale in the industry by utilizing Blackhawk! branded components and accessories.

•
CamelBak’s latest reservoir, Crux, delivers 20% more water per sip, with an ergonomic handle for easier refilling, and an on/off lever that makes it easy to prevent leaks. CamelBak also launched the QuickStow Chill Flask, a lightweight, collapsible flask that keeps water cold two times longer, without the extra weight and bulk of traditional insulated bottles.

•
Bushnell Golf, the #1 Electronic Measuring Device brand in Golf, launched three new products in 2017.  The Pro X2 is packed with features including Slope-Switch, Dual Display and PinSeeker with JOLT Technologies making it the ultimate laser rangefinder for the avid golfer.  The Tour V4 Shift is the perfect combination of size, speed, accuracy, JOLT and Slope.  The Excel GPS Watch features Bluetooth integration and access to the new Bushnell Golf app to make getting distances around the course easier and more convenient than ever.

Proven Manufacturing, Global Sourcing and Distribution Platform

We believe our state-of-the-art manufacturing expertise, leading sourcing and distribution capabilities, and high-quality retail, wholesale and distributor networks allow us to produce, deliver and replenish products in a more efficient and faster manner than our competitors. We believe this allows us to better meet the needs of our customers and end users. We operate 18 manufacturing facilities in the United States, Puerto Rico, Mexico and Canada. A large portion of our manufacturing requires rigorous adherence to regulatory standards and certification. These regulations provide high barriers to entry as they require significant capital investments and lengthy government approval processes to manufacture many of our high-volume products. Further, we believe that we leverage the scale and scope of our manufacturing operations to be the low-cost producer of many of our products.

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

Integrated supply chain management is core to our company. We procure large quantities of raw materials for our manufacturing operations and we leverage negotiating disciplines and production methods, with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product. We also source finished product both domestically and internationally for global distribution. We continuously seek to improve our vendor base as well as our in-country support and oversight and, through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network is not easily replicated.

We have a global presence, selling goods through our distribution network in North America, South America, Europe, Asia and Australia. We continue to leverage and enhance the scale and automation of our consolidated North American distribution centers to decrease overall distribution costs.

We maintain positive relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our top retail and distributor partners include Academy, AcuSport, Amazon, Cabela's, Dick's Sporting Goods, JSC Purchasing, Nations Best Sports, Sports Inc., Sports South Inc., and Walmart. For many of our top retail partners, our management team interfaces directly with their executives to ensure we are delivering the products our retailers need to meet the demands of the end user in the most efficient and profitable manner possible. Furthermore, we believe our scale is a unique competitive advantage that allows us to leverage our platform to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support and organize product category merchandising plans. These capabilities give us an advantage as we believe few competitors offer this level of retail support or a more comprehensive product portfolio.

Our Strategy

Capitalize on a Growing and Fragmented Market

We seek to capitalize on the growing and fragmented market opportunities in the outdoor recreation and shooting sports markets. We believe our scalable business platform, strong retail and wholesale relationships and product development capabilities position us to capture additional market share. We intend to utilize our existing infrastructure and manufacturing capabilities to support the growth of our retail customers, and we will continue to leverage our economies of scale and distribution capabilities to efficiently capture the upside potential related to increases in consumer demand.

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

Expanding into Complementary or Adjacent Categories Through M&A

We have a history of identifying, acquiring, integrating and growing complementary businesses. For example, in fiscal 2016, we acquired Jimmy Styks and CamelBak, and in fiscal 2017 we acquired Action Sports and Camp Chef. All of these acquisitions continued our growing presence in the outdoor recreation market and expanded our product portfolio. We intend to maintain our highly disciplined approach to acquisitions, focusing on transactions that we believe will deliver significant shareholder value, create synergies and enable us to penetrate new markets, enter new product categories or service new channels. Given the highly fragmented nature of our industry, we believe we have the opportunity to continue to supplement our organic growth with acquisitions.

We believe our integrated outdoor recreation and shooting sports platforms, leading brands and scale enable us to enhance the cost synergy potential and success of an acquisition by leveraging our customer relationships, sales and marketing resources, low-cost manufacturing and distribution network. We also believe our broad distribution network and retail partnerships can accelerate revenue growth in acquired companies.

Leverage Relationships with Our Wholesale and Retail Channels

We have strong relationships with a number of leading wholesalers as well as mass and specialty retailers. We continuously strive to strengthen our relationships by working closely with each of our channel partners. This may include providing marketing support, supporting joint merchandising programs and managing inventory on our partners' behalf. We will continue to leverage these relationships to secure increased shelf space and premium product placement and to increase retailer sell-through of our products. As a result, we expect to grow our market share.

Continuously Improve Operations

We have a strong focus on continuous improvement in all facets of our business, including engineering, product development, manufacturing, sourcing, sales, distribution and administrative functions. We use our business model, VPM, to align functional execution to the goals of the enterprise and to implement these goals throughout the organization. We also use VPM to identify opportunities for process improvement and to implement and monitor quality and efficiency-focused refinements to our processes. We expect to continue to drive operational improvements in our legacy business areas, our recent acquisitions and in future acquired businesses to deliver improved competitive positions and margin improvement.

Business Operations

Operating Segments

Vista Outdoor operates through two operating segments: Outdoor Products and Shooting Sports. See Note 17 to our consolidated and combined financial statements for financial information regarding our segments.

Outdoor Products

The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards. Our Outdoor Products segment generated 46% of our external sales in fiscal 2017.

Shooting Sports

The Shooting Sports segment designs, develops, produces, and sources ammunition and firearms for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components and firearms. Our Shooting Sports segment generated 54% of our external sales in fiscal 2017.

Customers and Marketing

Our customers are outdoor sporting enthusiasts, hunters, recreational shooters and athletes, as well as law enforcement and military professionals. Sales to our top ten retail customers accounted for approximately 38% of our consolidated net sales in fiscal 2017. In fiscal 2017, U.S. consumers represented 70% of our sales, while international customers represented 20% and law enforcement and military professionals represented 10%. See Note 17 to our consolidated and combined financial statements for further information regarding our customers and geographic information regarding our sales. We believe the outdoor recreation and shooting sports industries are led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize third-party endorsements and purchased media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. For example, we routinely garner coverage in leading print and digital trade and non-trade publications that include Field & Stream, Guns & Ammo and American Rifleman. We supplement this exposure with data-driven print advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube influencers and Range365, a Vista Outdoor Branded content site. Our approach is reaching the new and recreational target shooter audience while serving our core hunting audiences. Our integrated efforts include broadcast exposure on top networks and sponsorship of ratings-leading programming such as Bone Collector, Buckmasters, Guns & Ammo and Primos' Truth About Hunting. We also rely on brand ambassadors within the industry such as Michael Waddell, Jim Shockey, Rickie Fowler, and mainstream personalities such as Troy and Jacob Landry on the hit series Swamp People.

Quality Assurance

We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have a customer call center process, which allows us to collect important customer data, providing us with the opportunity to make improvements to our quality to ensure that our customers are satisfied with our customer service process.

Employees

We employ approximately 6,400 people. We operate 18 manufacturing facilities in the United States, Puerto Rico, Mexico and Canada. We have union-represented employees at our Westfield, MA and Tijuana, Mexico locations, comprising approximately 5% of our total workforce. We have had no strikes or work stoppages during the last five years. We believe that our employee relations are generally good.

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Significant competitors in the outdoor sporting market include Amer Sports, Johnson Outdoors, and Thule Group. Significant accessories competitors include major optics companies Nikon and Vortex and hydration system competitors including Bubba, Contigo, and Nalgene. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition and Wolf. Significant firearms competitors include Marlin, Mossberg, Remington Arms, Ruger, Smith and Wesson of American Outdoor Brands, and Winchester.

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

Intellectual Property

In the highly competitive business in which we operate, our tradenames, service marks and trademarks are important to distinguish our products and services from those of our competitors. We rely upon trade secrets, continuing technological innovations and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 600 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development and engineering skills, make important contributions to our business. We are not aware of any facts which would negatively impact our continuing use of any of our tradenames, service marks, trademarks or patents.

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

Some environmental laws, such as the U.S. federal Superfund law and similar state laws, can impose liability, without regard to fault, for the entire cost of the cleanup of contaminated sites on current or former site owners and operators or parties who sent wastes to such sites. We are conducting investigation and/or remediation activities at certain of our current or former sites where impacts from historical operations have been identified. We also have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste disposal sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities at these sites, based on currently available information, we do not currently expect these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition or cash flows. We could incur substantial additional costs as a result of any additional obligations imposed or conditions identified at these or other sites in the future.

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
Executive Officers
The following table sets forth certain information with respect to Vista Outdoor's executive officers as of May 26, 2017:

Name	Age	Title
Mark W. DeYoung	58	Chairman and Chief Executive Officer
Stephen M. Nolan	48	Senior Vice President and Chief Financial Officer
Scott D. Chaplin	50	Senior Vice President, General Counsel and Secretary
Stephen S. Clark	48	Senior Vice President, Human Resources and Corporate Services
Dave D. Allen	46	President, Outdoor Products
Robert J. Keller	55	President, Shooting Sports

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

Mark W. DeYoung, age 58, has served as our Chairman and Chief Executive Officer since Vista Outdoor's creation in February 2015. Mr. DeYoung served as President and Chief Executive Officer of Orbital ATK from February 2010 to February 2015. From 2002 to February 2010, he was President of Orbital ATK's largest business segment, the Armament Systems Group (formerly Ammunition Systems Group). Mr. DeYoung previously served as the Chairman of the board of the Congressional Sportsmen's Foundation in Washington DC, served on the foundation's board for over eight years and is currently an honorary board member of the foundation. He also served on the board of the National Shooting Sports Foundation. He has current and past memberships in Ducks Unlimited, Wild Sheep Foundation, Pheasants Forever, Rocky Mountain Elk Foundation, Mule Deer Foundation, Quail Forever, and the NRA. Mr. DeYoung has over 25 years of experience acquiring, growing and improving the performance of businesses in the defense, aerospace and commercial sectors.

Stephen M. Nolan, age 48, has served as our Senior Vice President and Chief Financial Officer since February 2015. Mr. Nolan served as Senior Vice President of Strategy and Business Development of Orbital ATK from July 2013 to February 2015. From February 2013 through July 2013, he served as Orbital ATK's Interim Senior Vice President of Business Development. From 2010 to 2013, he was Orbital ATK's Vice President, Strategy and Business Development, Aerospace Systems, and from 2009 to 2010, he was Orbital ATK's Vice President and General Manager, Advanced Systems. Prior to that, he held a number of leadership positions across Orbital ATK. Before joining Orbital ATK in 2006, he was a Director of Corporate Strategy and Development at Raytheon Company and, before that, an Engagement Manager at McKinsey & Company.

Scott D. Chaplin, age 50, has served as our Senior Vice President, General Counsel and Secretary since February 2015. Mr. Chaplin served as Senior Vice President, General Counsel and Corporate Secretary of Orbital ATK from October 2012 through February 2015. Before joining Orbital ATK, he served as Senior Vice President, General Counsel and Corporate Secretary of Stanley, Inc., an information technology company and before that as Vice President and General Counsel of BAE Systems Information Technology. From 1999 to 2004, he served as Vice President and General Counsel of DigitalNet, Inc. He also worked as an adjunct professor of law at American University, Washington College of Law and as an associate attorney for Morgan, Lewis & Bockius LLP and Reed Smith LLP, both in Washington, D.C.

Stephen S. Clark, age 48, has served as our Senior Vice President, Human Resources and Corporate Services since February 2015. Prior to joining Vista Outdoor, Mr. Clark served as Senior Vice President and Chief People Officer for the H.J. Heinz Company, a food products manufacturer. He joined Heinz in 2002 and held various and increasing leadership roles within the human resources function, including serving as Senior Vice President and Chief People Officer from October 2005 to June 2013. Mr. Clark was the director of staffing for the Salt Lake Organizing Committee (SLOC) for the 2002 Olympic and Paralympic Winter Games from 1998 to 2002. He also served in human resources management positions for Pizza Hut, Inc. from 1995 to 1998.

David D. Allen, age 46, has served as the President of the company’s Outdoor Products segment since January 2017. Prior to this role, Mr. Allen served as Vista Outdoor’s Senior Vice President (SVP), Sales from the time he joined the company in May 2016. Prior to joining Vista Outdoor, Mr. Allen was President of Coleman USA for the Jarden Corporation from November 2013 to May 2016. He also served as the SVP for Sales and Marketing in the Americas for the Coleman Company from April 2012 to November 2013 and as SVP and General Manager for the Walmart and Sam’s Customer Team for Jarden Outdoor Solutions from January 2011 to April 2012. Mr. Allen also held leadership positions in customer development for Alberto Culver, Unilever North America and Unilever Europe. Mr. Allen currently serves on the board of the Congressional Sportsmen's Foundation.

Robert J. Keller, age 55, has served as our President, Shooting Sports since May 2016. Prior to joining Vista Outdoor, Mr. Keller was the President and CEO of Escalade, Inc., a sporting goods manufacturer, from August 2007 to December 2015. From May 2005 to September 2006, he was the President of Disston Company. From 2000 to 2005, Mr. Keller worked for Russell Corporation in various positions of increasing responsibility including President of a sports apparel unit. From 1997 to 2000, Mr. Keller worked for Coca-Cola Company as a Managing Director. From 1993 to 1997, he co-founded and led Armor All Home Care, later acquired by The Clorox Company. Mr. Keller currently serves as a member of the National Shooting Sports Foundation Board of Governors.

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

Credit Agreement: Refers to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of April 1, 2016, among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto, as amended from time to time.

2017 Credit Agreement Amendment: Refers to the amendment dated May 9, 2017 to the Vista Outdoor Inc. Amended and Restated Credit Agreement among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto.

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

Orbital ATK: Refers to Alliant Techsystems Inc. (ATK) prior to February 9, 2015 and to Orbital ATK for periods subsequent to February 9, 2015.

Savage Arms: Refers to Caliber Company, parent company of Savage Sports Corporation.

Spin-Off: Refers to Orbital ATK's completion of the spin-off of its Sporting Group into Vista Outdoor.

Transaction Agreement: Refers to the Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista Outdoor Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation.

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

MSR: Modern Sporting Rifle

NSSF: National Shooting Sports Foundation

PRP: potentially responsible party

R&D: research and development

SEC: Securities and Exchange Commission

SFIA: Sports & Fitness Industry Association

VPM: Vista Performance Management

ITEM 1A.    RISK FACTORS
Vista Outdoor is subject to a number of risks, including those related to domestic and international operations. The material risks facing Vista Outdoor are discussed below.

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.

We operate in a highly competitive industry and we compete against manufacturers that have well-established brand names and strong market positions. Significant competitors in the outdoor sporting market include Amer Sports, Johnson Outdoors, and Thule Group. Significant accessories competitors include major optics companies Nikon and Vortex and hydration system competitors including Bubba, Contigo, and Nalgene. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition and Wolf. Significant firearms competitors include Marlin, Mossberg, Remington, Ruger, Smith and Wesson of American Outdoor Brands, and Winchester.

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

The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten retail customers accounted for approximately 38% of our consolidated net sales in the fiscal year ended March 31, 2017. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.

Although we have long-established relationships with many of our retail customers, as is typical in the markets in which we compete, we do not have long-term purchase agreements with our customers. As such, we are dependent on individual purchase orders. As a result, these retail customers would be able to cancel their orders, change purchase quantities from forecast volumes, delay purchases, change other terms of our business relationship or cease to purchase our products entirely. The loss of any one or more of our retail customers or significant or numerous cancellations, reductions, delays in purchases or changes in business practices by our retail customers could have an adverse effect on our business, financial condition or results of operations including but not limited to reductions in sales volumes and profits, inability to collect receivables, and increases in inventory levels.

We rely on Orbital ATK for certain of our ammunition and gun powder products.

We currently have agreements with a subsidiary of Orbital ATK pursuant to which such subsidiary will manufacture and supply certain of our requirements for ammunition and gun powder products. Pursuant to an ammunition agreement effective for the period from February 10, 2018, through September 30, 2020, Orbital ATK will have the option to sell ammunition products to other commercial customers under certain circumstances at a price not lower than the price offered to us.

The ability of Orbital ATK to sell small-caliber ammunition products manufactured at its Lake City plant to any customer and the U.S. Department of Defense may create an incentive for us to place a large advance order. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, financial condition or results of operations.

We may not be able to renew our agreements with Orbital ATK beyond their term, we may be adversely impacted by the terms provided in the agreements with Orbital ATK and we may not be able to source ammunition products or gun powder products from another supplier on favorable terms or at all. If we fail to maintain an adequate supply of ammunition products and gun powder products, our business, financial condition or results of operations could be adversely affected.

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

• currency exchange;

• import and export controls;

• social, political and economic instability in the countries in which we operate;

• local laws and regulations, including those governing labor, product safety and environmental protection;

• changes to international treaties and regulations; and

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

Our success depends upon our ability to introduce new compelling products into the market and respond to customer preferences.

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

Customer preferences include the choice of shopping channel. We may not be able to successfully respond to shifting preferences of the end consumer from brick and mortar retail to online retail. Our efforts to introduce new sales channels to respond to such a shift may be costly and ineffective.

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

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our products and component parts from third party suppliers and may not be able to detect defects in such products or component parts until after they are sold. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our international business is subject to risks related to international treaties and regulations. Any changes to international treaties and regulations, such as the North American Free Trade Agreement, and to the effects of international trade agreements and embargoes imposed by entities such as the World Trade Organization could result in a rise in trade quotas, duties, taxes and similar impositions, limit the countries from whom we can purchase component materials, or limit the countries where we might market and sell our products, any of which could correspondingly have an adverse effect on our business.

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

Currently, some members of the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms or ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive or even practically impossible to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business.

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

Our business strategy includes growth through acquisitions or other transactions. We have completed four strategic acquisitions since the Spin-Off. Acquisitions involve a number of risks. The expected benefits of any future acquisitions or other transactions may not be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close that could significantly impact our business, financial condition or results of operations. Additionally, after any acquisition, unforeseen issues could arise that adversely affect our anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual results of operations may vary significantly from initial estimates due to a variety of factors, including general economic conditions affecting the market for our products. Furthermore if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, in fiscal 2017 we recorded an impairment to the goodwill associated with acquisitions in our Hunting and Shooting Accessories reporting unit, which impairment related to the challenging retail environment and other market pressures. Furthermore, we may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management, which could have an adverse impact on our business, financial condition or results of operations.

Risks associated with our acquisitions also include costs and difficulties related to the integration of acquired companies with our operations and unanticipated liabilities or contingencies, including potential litigation.

Risks arising from our acquisitions also include a potential delay in adopting our financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to the integration of the acquired business with our business, potential unknown liabilities associated with the acquired company, challenges inherent in effectively managing an increased number of employees in diverse locations and the challenge of creating uniform standards, controls, procedures, policies, and information systems. These and other risks relating to our acquisitions could have an adverse effect on our business, financial condition or results of operations.

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

In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows. In times of uncertain market conditions there is also increased risk of inventories which can not be liquidated in an efficient manner and may result in excess levels of inventory remaining with the Company.

Failure to attract and retain key personnel could have an adverse effect on our results of operations.

Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales and information technology professionals and others. We face intense competition for these individuals worldwide. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

The results of the November 2016 presidential election in the United States have introduced the potential of tax reform legislation, which may include tariffs and regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

In addition, the Credit Agreement has financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and, as of March 31, 2017, required us to maintain a consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or less. Subsequent to May 9, 2017, the effective date of the 2017 Credit Agreement Amendment, the Credit Agreement provides that the consolidated leverage ratio must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 4.75 to 1.00; (ii) from March 31, 2019 through December 29, 2019, 4.25 to 1.00; and (iii) from March 31, 2020 and thereafter, 4.00 to 1.00. The Credit Agreement also provides that the consolidated senior secured leverage ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 3.50 to 1.00; and (ii) from March 31, 2019 and thereafter, 3.00 to 1.00.

As a result of all of these restrictions, we may be:

• limited in how we conduct our business and pursue our strategy;

• unable to raise additional debt or equity financing that we may require to operate during general economic or business downturns; or

• unable to compete effectively or to take advantage of new business opportunities.

A failure to comply with the covenants in the Credit Agreement could result in an event of default under the Credit Agreement, which could allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 5.875% Notes could result in an event of default, which could allow the holders of the 5.875% Notes to accelerate these notes. The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness in such circumstances.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

A significant portion of our indebtedness consists of term loans and revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $783 million of variable-rate indebtedness (which was the amount of such indebtedness outstanding as of April 1, 2017), a change of 1/8 of one percent in interest rates would result in a $1.0 million change in annual estimated interest expense. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not fully mitigate our interest rate risk.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

During the fiscal year ended March 31, 2017, approximately 20% of our revenue was generated from sales outside the United States. This revenue (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated and combined financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, Australian dollar, British pound sterling, Canadian dollar and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

A portion of our workforce belongs to a union. Failure to successfully negotiate or renew the collective bargaining agreement, or any strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.

Approximately 5.0% of our employees are covered by collective bargaining agreements. The largest of these agreements expires on June 30, 2017. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew our collective bargaining agreement on satisfactory terms, which could adversely impact our results of operations. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

The Spin-Off may be considered taxable under the Internal Revenue Code.

Under the Tax Matters Agreement entered into by Orbital ATK and Vista Outdoor, we were prohibited from taking actions that could reasonably be expected to cause the Spin-Off to be taxable or to jeopardize the conclusions of the opinions of counsel received by Orbital ATK. If the Spin-Off does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the "Code"), including as a result of subsequent acquisitions of our stock or actions taken by the Company, then we may be obligated to indemnify Orbital ATK for such taxes imposed on the combined company.

Provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities.    As of March 31, 2017, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 4.6 million square feet. These facilities are either owned or leased.
As of March 31, 2017, our operating segments had significant operations at the following locations:

Outdoor Products	Oroville, CA; San Diego, CA; Scotts Valley, CA; Rantoul, IL; Lenexa, KS; Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR; Hyde Park, UT
Shooting Sports	Lewiston, ID; Westfield, MA; Anoka, MN
Corporate	Farmington, UT; Anoka, MN

The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2017:

	Owned	Leased	Total
Outdoor Products	151	2,525	2,676
Shooting Sports	1,603	229	1,832
Corporate	—	99	99
Total	1,754	2,853	4,607
Percentage of total	38%	62%	100%
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Vista Outdoor's common stock is listed and traded on the New York Stock Exchange under the symbol "VSTO".
The trading price data, as reported on the NYSE for the indicated periods is as follows:

	High	Low
Fiscal 2017:
Quarter ended March 31, 2017	$39.49	$19.64
Quarter ended January 1, 2017	$41.29	$36.76
Quarter ended October 2, 2016	$52.08	$37.41
Quarter ended July 3, 2016	$53.07	$45.18

Fiscal 2016:
Quarter ended March 31, 2016	$53.91	$42.08
Quarter ended January 3, 2016	$46.90	$41.78
Quarter ended October 4, 2015	$49.27	$41.34
Quarter ended July 5, 2015	$47.96	$40.53
The number of holders of record of Vista Outdoor's common stock as of May 15, 2017 was 4,154.
We have not paid, and do not currently expect to pay, dividends on our common stock. Instead, we intend to retain our future earnings to finance the growth and development of our business and for working capital and general corporate purposes. The declaration and payment of dividends by us is subject to the discretion of the Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. The discussion of limitations on the payment of dividends as a result of the Credit Agreement and the 5.875% Notes discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity," is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights, and vesting of restricted stock units and deferred compensation under our 2014 Stock Incentive Plan as of March 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan(1)			3,856,579
Stock Options	731,969	$22.01	—
Restricted Stock Units	473,613	—	—
Deferred Compensation (2)	38,988	—	—
Performance Awards(3)	729,752	—	—
Total	1,974,322	$—	—
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

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program(2)
Fiscal Quarter Ended March 31, 2017
January 2 - January 29	783,128	$21.43	780,482
January 30 - February 26	89	20.74	—
February 27 - March 31	67,596	20.59	—
Fiscal Quarter Ended March 31, 2017	850,813	$21.36	780,482	—

____________________________________________________________

(1)
Included in the total number of shares repurchased were 70,331 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
On February 25, 2015, our Board authorized the repurchase of up to $200 million worth of shares of our common stock over the following two years. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018. The company completed the authorized share repurchase programs during fiscal 2017. There is currently no active share repurchase program.

Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2017 fiscal year end, the cumulative total return for Vista Outdoor common stock with the comparable cumulative total return of two indexes:

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

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended March 31
(Amounts in thousands except per share data)	2017	2016	2015	2014	2013
Results of Operations
Sales, net	$2,546,892	$2,270,734	$2,083,414	$1,873,919	$1,196,031
Cost of sales	1,877,706	1,651,289	1,554,493	1,406,616	953,593
Gross profit	669,186	619,445	528,921	467,303	242,438
Operating expenses:
Research and development	32,769	12,512	9,518	13,984	8,720
Selling, general, and administrative	424,269	344,175	283,029	219,512	132,263
Acquisition claim settlement gain, net (1)	(30,027)	—	—	—	—
Goodwill and intangibles impairment (2)	449,199	—	52,220	—	—
Income (loss) before interest and income taxes	(207,024)	262,758	184,154	233,807	101,455
Interest expense, net	(43,670)	(24,351)	(30,108)	(15,469)	7
Income (loss) before income taxes	(250,694)	238,407	154,046	218,338	101,462
Income tax provision	23,760	91,370	74,518	85,081	36,770
Net income (loss)	$(274,454)	$147,037	$79,528	$133,257	$64,692
Earnings (loss) per common share:
Basic (3)	$(4.66)	$2.36	$1.25	$2.09	$1.01
Diluted (3)	$(4.66)	$2.35	$1.25	$2.09	$1.01
Financial Position
Net current assets	$763,458	$680,763	$706,806	$451,623	$186,075
Net property, plant, and equipment	272,346	203,485	190,607	189,071	123,604
Total assets	2,976,747	2,942,634	2,512,446	2,399,798	782,935
Long-term debt (including current portion)	1,121,252	670,287	339,665	1,003,535	—
Total stockholders' equity	1,245,065	1,660,167	1,648,764	870,731	531,900
Other Data
Depreciation and amortization of intangible assets	$93,779	$72,614	$66,551	$44,902	$25,128
Capital expenditures (4)	90,665	41,526	43,189	40,234	23,395
Operating margin (5)	(8.1)%	11.6%	8.8%	12.5%	8.5%
_________________________________________________

(1)
In fiscal 2017, we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third-party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition.

(2)
In fiscal 2017, we recorded a non-cash asset impairment charge of $449.2 million related to the Hunting and Shooting Accessories reporting unit and in fiscal 2015, we recorded a non-cash asset impairment charge of $52.2 million related to the firearms reporting unit. See Note 7 to the consolidated and combined financial statements for further detail.

(3)
For periods prior to February 9, 2015, we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS, as we had no outstanding common shares or dilutive stock-based awards. 63,875,000 represents the number of shares issued upon the Spin-Off.

(4)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(5)	Represents income before interest and income taxes expressed as a percentage of sales.
See Note 3 to the consolidated and combined financial statements for a description of acquisitions made since the beginning of fiscal 2015.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
This Annual Report on Form 10-K contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. Words such as "may," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including factors contained in Item 1A of this report as updated by any subsequent Forms 10-Q and 8-K filed with the Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor cooking solutions, outdoor sports optics, golf rangefinders, performance eyewear, protection for certain action sports, hydration products, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as AcuSport, Amazon, Bass Pro Shops, Big Rock Sports, Cabela's, Dick's Sporting Goods, Grofa, Recreational Equipment, Inc., Sports South, Sportsman's Warehouse, Target, United Sporting Company, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of March 31, 2017, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, Vista Outdoor's Chief Executive Officer. As of March 31, 2017, Vista Outdoor's two operating segments were:

•
Outdoor Products, which generated 46% of our sales in fiscal 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated 54% of our sales in fiscal 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2017 financial results and subsequent results included the following:
Financial highlights for fiscal 2017

•
Annual sales of $2,546,892 and $2,270,734 for the fiscal years ended March 31, 2017 and 2016, respectively. The increase was driven by the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and

Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by decreases in the Outdoor Products and Shooting Sports segments due to decreased demand within the shooting sports market.

•
Gross profit was $669,186 and $619,445 for the fiscal years ended March 31, 2017 and 2016, respectively. The increase was driven by the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by decreases in the Outdoor Products and Shooting Sports segments due to decreased demand within the shooting sports market.

•
During the second quarter of fiscal 2017 we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition. Pursuant to the settlement, we recorded a gain of $30,027 net of current period litigation costs associated with the claims.

•
A $449,199 pre-tax non-cash impairment charge (consisting of $353,915 impairment to goodwill and $95,284 impairment to identifiable intangible assets) was recorded during the third quarter of fiscal 2017.

•	The change in the current year's tax rate to (9.5)% from 38.3% in the year ended March 31, 2016 was primarily due to the nondeductible goodwill impairment.

•
On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes the brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities. Additional contingent consideration will be payable if incremental profitability growth milestones within the Bell Powersports product line are achieved.

•
On April 1, 2016, we entered into the Credit Agreement, which replaced the 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021.

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

•	We completed our two share repurchase programs during fiscal 2017. During fiscal 2017, we repurchased 3,876,434 shares for $151,071.

Notable events-subsequent to year end

•
On May 9, 2017, we entered into the 2017 Credit Agreement Amendment, which increased our maximum consolidated leverage ratio (as defined in the Credit Agreement) to 4.75 to 1.00, which will step down to 4.25 to 1.00 as of March 31, 2019, and to 4.00 to 1.00 as of March 31, 2020, as well as added a maximum senior consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00, which will step down to 3.00 as of March 31, 2019. The Credit Agreement provides that borrowings shall bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 1.50%, or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 2.50%, with either such margin varying depending on Vista’s consolidated leverage ratio. Debt issuance costs related to the 2017 Credit Agreement Amendment of approximately $1,800 will be amortized over the remaining term of the Credit Agreement.

Outlook
Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the current fiscal year we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that resulted in a deeper discounting of our products. These market pressures became particularly pronounced during the latter half of the third fiscal quarter. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue into fiscal 2018. Given these market conditions, we are taking appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and will introduce new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports related products currently represent over half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. In recent months, we believe the market has softened due to developments in the political environment. The Shooting Sports industry historically has been a cyclical business with previous market declines lasting 12-24 months. Given these market conditions, we are taking actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

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
On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the three years from acquisition. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black-Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business. As of March 31, 2017, there was no value for the future contingent consideration. The reduction from the original estimate was primarily a result of not achieving the first growth milestone and the likelihood of not meeting any future growth milestones, which were predicated on meeting the first growth milestone.

The purchase price allocation was completed during the quarter ended October 2, 2016. The majority of the goodwill generated in this acquisition is deductible for tax purposes. Jimmy Styks is an immaterial acquisition to our company.

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. CamelBak has approximately 300 employees worldwide. The purchase price allocation was completed during the quarter ended October 2, 2016. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2017, the value of the future contingent consideration was $4,886. The increase from the original estimate was primarily a result of improved profitability forecasts over the remainder of the earnout period.

Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The acquisition of Action Sports included more than 600 employees worldwide. The purchase price allocation was completed during the quarter ended March 31, 2017. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date, and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the three-year measurement period and paid at each milestone date. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A majority of the goodwill generated in this acquisition is deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Accounting for Goodwill and Indefinite Lived Intangible Assets

We test goodwill and indefinite lived intangible assets for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units on a standalone basis for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes. Based on this analysis, we have identified five reporting units, as of the fiscal 2017 testing date.
For goodwill impairment tests performed prior to January 1, 2017 we used a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, we determine the implied fair value of the reporting unit's goodwill, which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
For goodwill impairment tests performed subsequent to January 1, 2017, we have elected to early adopt Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. As a result of this election, we now perform only one step in performing our impairment analysis, which is to determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess.
The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted equally against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
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
Our identifiable intangibles with indefinite lives consist of certain trademarks and tradenames ("tradenames"). The impairment test consists of a comparison of the fair value of the specific tradename with its carrying value. The fair value of these assets are measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of a tradename is higher than its fair value, an impairment exists and the asset would be recorded at the fair value.
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
Results of our Interim Testing

As a result of a challenging retail environment, as well as other market pressures that resulted in a deeper discounting of our accessories products, both of which accelerated during our quarter ended January 1, 2017, there was a reduction in the projected cash flows of the Hunting and Shooting Accessories, Outdoor Recreation, and Sports Protection reporting units. Given this drop in projected cash flows and the overall retail environment, we determined that a triggering event had occurred as of November 28, 2016, which indicated it was more likely than not that the fair value of the reporting units were less than the book value.

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
Results of our fiscal 2017 Impairment Test
For the fiscal 2017 goodwill impairment assessment performed as of January 2, 2017, we utilized estimated cash flows from our plan and assumed a terminal growth rate thereafter of 3%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 7.5% to 8.5%. An assumed value was also determined using multiples by comparing operating results from guideline companies.
The results of our fiscal 2017 goodwill impairment test indicated that the estimated fair value of reporting units tested exceeded their carrying value by more than 15%, which we deem to be a substantial excess, except for the units below.
The Hunting and Shooting Accessories reporting unit had an estimated fair value that exceeded its carrying value by approximately 11%. After the impairment, this reporting unit had approximately $106,000 of goodwill recorded at March 31,

2017. The fair value of the Hunting and Shooting Accessories reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 8% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit using comparable company multiples and a control premium of 25%. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than 150 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.
The Sports Protection reporting unit had an estimated fair value that exceeded its carrying value by approximately 11%. This reporting unit had approximately $295,000 of goodwill recorded at March 31, 2017. The majority of the goodwill recorded within this reporting unit relates to the acquisition of Action Sports. We would not expect to see significant excess within this reporting unit given that we determined the fair value of this goodwill within the last year. The fair value of the Sports Protection reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 7.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit using comparable company multiples and a control premium of 25%. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than 100 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.
For the fiscal 2017 tradenames impairment assessment performed as of January 2, 2017, we utilized estimated revenues from our plan and a terminal growth rate thereafter of 3%, and assumed a royalty rate of 0.5% to 4% . The cash flows were then discounted using a separate discount rate for each tradename which ranged from 8.5% to 9.5%. All indefinite lived intangible assets tested had a fair value that was significantly in excess of carrying value which we define as greater than 15%, except for certain tradenames within the Hunting and Shooting Accessories, which had an estimated fair value that exceeded their carrying value by less than 1%. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2% for the Bushnell tradename and 0.5% for all other indefinite lived tradenames based on public guideline royalty-based transactions and a discount rate of 9.0%.
Results of Operations
The following information should be read in conjunction with our consolidated and combined financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit and cash flows.
Segment total net sales, cost of sales and gross profit exclude intercompany sales and profit.
Fiscal 2017
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2017	2016	$ Change	% Change
Outdoor Products	$1,170,634	$861,761	$308,873	35.8%
Shooting Sports	1,376,258	1,408,973	(32,715)	(2.3)%
Total sales	$2,546,892	$2,270,734	$276,158	12.2%
The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Outdoor Products.    The increase in sales was driven by sales of $425,803 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by organic decreases across all product lines as a result of a challenging retail environment which led to increased promotional activity across all product lines.
Shooting Sports.    The decrease in sales was primarily driven by decreases in centerfire and shotshell ammunition volume partially offset by increases in rimfire ammunition volumes.

Cost of Goods Sold and Gross Profit
The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2017	2016	$ Change	% Change
Outdoor Products	$877,667	$618,944	$258,723	41.8%
Shooting Sports	998,792	1,032,016	(33,224)	(3.2)%
Corporate	1,247	329	918	279.0%
Total cost of sales	$1,877,706	$1,651,289	$226,417	13.7%

	Years Ended March 31
Gross Profit	2017	2016	$ Change	% Change
Outdoor Products	$292,967	$242,817	$50,150	20.7%
Shooting Sports	377,466	376,957	509	0.1%
Corporate	(1,247)	(329)	(918)	279.0%
Total	$669,186	$619,445	$49,741	8.0%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Outdoor Products.   The increase in gross profit was primarily driven by $122,240 from the Action Sports and Camp Chef acquisitions completed this fiscal year and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by the decrease in the organic sales volumes, unfavorable product mix, increased sales programs, and inventory rationalization.
Shooting Sports.    The slight increase in gross profit was primarily driven by product mix, and lower sales programs, partially offset by reduced sales.
Corporate.   The decrease in corporate gross profit was caused by increased foreign currency losses from the prior year.
Operating Expenses

	Years Ended March 31
	2017	As a % of Sales	2016	As a % of Sales	Change
Research and development	$32,769	1.3%	$12,512	0.6%	$20,257
Selling, general and administrative	424,269	16.7%	344,175	15.2%	80,094
Acquisition claim settlement gain, net	(30,027)	(1.2)%	—	—%	(30,027)
Goodwill and tradename impairment	449,199	17.6%	—	—%	449,199
Total	$876,210	34.4%	$356,687	15.8%	$519,523
Operating expenses increased by $519,523 from the prior year primarily driven by a pre-tax non-cash goodwill and intangible impairment charge, partially offset by a one-time gain recorded as the result of the settlement of claims related to the Bushnell acquisition. Research and development costs increased due to the acquisitions of Action Sports and Camp Chef, as well as increased investment in new product development. Selling, general and administrative expenses increased primarily due to the acquisitions of Action Sports and Camp Chef, a $16,816 write off of a receivable for one customer due to bankruptcy, partially offset by reduction in the incentive accruals and sales commissions as a result of current year performance and reductions in estimated contingent consideration accruals in the current year.

Net Interest Expense

	Years Ended March 31
	2017	2016	$ Change	% Change
Interest expense	$43,670	$24,351	$19,319	79.3%
The increase in interest expense was due to our debt balances being higher than in the prior year, partially offset by a lower average interest rate because a greater portion of our debt was borrowings under our credit agreement, which carried a lower cost than the senior notes.
Income Tax Provision

	Years Ended March 31
	2017	Effective Rate	2016	Effective Rate	Change
Income tax provision	$23,760	(9.5)%	$91,370	38.3%	$(67,610)
The decrease in the current period tax rate is primarily due to the pre-tax loss and the nondeductible goodwill impairment.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal 2017 of (9.5)% differs from the federal statutory rate of 35.0% primarily due to the nondeductible goodwill impairment.
The effective tax rate for fiscal 2016 of 38.3% differs from the federal statutory rate of 35.0% due to state income taxes and true-up of deferred and payable taxes, partially offset by DMD, which decreased the rate.
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
Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS is also currently auditing our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2017 and 2016, the total amount of unrecognized tax benefits was $33,466 and $36,194, respectively, of which $26,911 and $29,884, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,650 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,756. See Note 11 to the consolidated and combined financial statements for further details.
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $5,092 at March 31, 2017 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance increased during fiscal 2017 primarily due to additional state operating losses.
Fiscal 2016
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2016	2015	$ Change	% Change
Outdoor Products	$861,761	$730,322	$131,439	18.0%
Shooting Sports	1,408,973	1,353,092	55,881	4.1%
Total sales	$2,270,734	$2,083,414	$187,320	9.0%

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
Cost of Goods Sold and Gross Profit

The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2016	2015	$ Change	% Change
Outdoor Products	$618,944	$530,279	$88,665	16.7%
Shooting Sports	1,032,016	1,021,947	10,069	1.0%
Corporate	329	2,267	(1,938)	(85.5)%
Total cost of sales	$1,651,289	$1,554,493	$96,796	6.2%

	Years Ended March 31,
Gross Profit	2016	2015	$ Change	% Change
Outdoor Products	$242,817	$200,043	$42,774	21.4%
Shooting Sports	376,957	331,145	45,812	13.8%
Corporate	(329)	(2,267)	1,938	(85.5)%
Total	$619,445	$528,921	$90,524	17.1%

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
Corporate.   The increase in corporate gross profit was caused by decreased foreign currency losses from the prior year.

Operating Expenses

	Years Ended March 31
	2016	As a % of Sales	2015	As a % of Sales	Change
Research and development	$12,512	0.6%	$9,518	0.5%	$2,994
Selling, general and administrative	344,175	15.2%	283,029	13.6%	61,146
Goodwill and tradename impairment	—	—%	52,220	—%	(52,220)
Total	$356,687	15.8%	$344,767	14.1%	$11,920
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
Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax returns for fiscal 2015. The IRS is also currently auditing our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
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
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $3,234 at March 31, 2016 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2016 primarily due to the expiration of certain capital losses and credits and the use of certain credits.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated and Combined Statement of Cash Flows for the years ended March 31, 2017, 2016, and 2015 are summarized as follows:

	2017	2016	2015
Cash flows provided by operating activities	$154,688	$198,002	$154,338
Cash flows used for investing activities	(548,679)	(503,204)	(42,869)
Cash flows provided by financing activities	287,929	192,600	116,126
Effect of foreign currency exchange rate fluctuations on cash	(555)	343	(3,648)
Net cash flows	$(106,617)	$(112,259)	$223,947
Operating Activities.
Net cash provided by operating activities was $154,688 in fiscal 2017 compared to $198,002 in fiscal 2016. This decrease of $43,314 was caused by a decrease in net income as noted above and increased inventory levels as a result of the change in market conditions.

Net cash provided by operating activities was $198,002 in fiscal 2016 compared to $154,338 in fiscal 2015. This increase of $43,664 was driven by an increase in net income primarily due to the absence of a $52,220 pre-tax non-cash impairment charge (consisting of $41,020 impairment to goodwill and $11,200 impairment to tradename) recorded in the fiscal year ended March 31, 2015, improvement in our ability to collect receivables and payment of payables, partially offset by investments in inventory to support sales activities.

Investing Activities.
Net cash used for investing activities was $548,679 in fiscal 2017 compared to $503,204 in fiscal 2016. The primary driver of the activity in both fiscal years is the purchase price of acquisitions. The increase of $45,475 was primarily caused by increased capital expenditures in the current year due to our ammunition capacity expansion project.
Net cash used for investing activities was $503,204 in fiscal 2016 compared to $42,869 in fiscal 2015. This increase of $460,335 was primarily caused by the impact of the acquisitions of CamelBak and Jimmy Styks.
Financing Activities.
Net cash provided by financing activities was $287,929 in fiscal 2017 compared to $192,600 in fiscal 2016. This change of $95,329 primarily reflects increased use of our revolving line of credit to fund the current year acquisitions.
Net cash provided by financing activities was $192,600 in fiscal 2016 compared to $116,126 in fiscal 2015. This change of $76,474 reflects the absence of the dividend to Orbital ATK of $214,000, partially offset by an increase in share repurchases in the current year of $138,097.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our 2016 Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. Capital expenditures for fiscal 2018 are expected to be approximately $70,000.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-Term Debt and Credit Agreement
As of March 31, 2017, we had actual total indebtedness of $1,133,000, which consisted of the following:

	March 31, 2017	March 31, 2016
Credit Agreement:
Term Loan	$608,000	$332,500
Revolving Credit Facility	175,000	—
Total principal amount of Credit Agreement	783,000	332,500
5.875% Senior Notes due 2023	350,000	350,000
Principal amount of long-term debt	1,133,000	682,500
Less: unamortized deferred financing costs	(11,748)	(12,213)
Carrying amount of long-term debt	1,121,252	670,287
Less: current portion	(32,000)	(17,500)
Carrying amount of long-term debt, excluding current portion	$1,089,252	$652,787
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 48% as of March 31, 2017.
See Note 9 "Long-Term Debt" to the consolidated and combined financial statements in Part II, Item 8 for a detailed discussion of these borrowings.

Covenants
Credit Agreement
Our Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited "Restricted Payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases and dividends, as long as we maintain a certain amount of liquidity and maintain certain debt limits. When those requirements are not met, the limit under the Credit Agreement as of March 31, 2017 was equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2016.
The Credit Agreement contains financial covenants that require us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) and to maintain a consolidated leverage ratio (as defined in the Credit Agreement). Our financial covenant ratios as of March 31, 2017 were as follows:

	Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.50	3.00
Actual	3.33	8.50
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
On May 9, 2017, we entered into the 2017 Credit Agreement Amendment to amend, among other things, certain financial covenants. The 2017 Credit Agreement Amendment provides that the consolidated leverage ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 4.75 to 1.00; (ii) from March 31, 2019 through December 29, 2019, 4.25 to 1.00; and (iii) from March 31, 2020 and thereafter, 4.00 to 1.00. The 2017 Credit Agreement Amendment also provides that the consolidated senior secured leverage ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 3.50 to 1.00; and (ii) from March 31, 2019 and thereafter, 3.00 to 1.00. In addition, the limitation on Restricted Payments was amended so that it is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2017.
Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the Credit Agreement are subject to compliance with these covenants. As of March 31, 2017, we were in compliance with the covenants in the Credit Agreement and expect to be in compliance for the foreseeable future.
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

The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of March 31, 2017, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the following two years, which was completed during fiscal 2017. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018, which was completed during the fourth quarter of fiscal 2017.
During fiscal 2017, 2016, and 2015, we repurchased 3,876,434 shares for $151,071, 3,179,086 shares for $142,200, and 162,000 shares for $6,870, respectively, under the authorized share repurchase programs.
Any additional repurchases would be subject to approval of a new share repurchase program, market conditions and our compliance with our debt covenants, as described above.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2017:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Long-term debt	$1,133,000	$32,000	$64,000	$687,000	$350,000
Interest on debt(1)	218,277	43,660	76,036	57,456	41,125
Operating leases	142,173	21,854	32,485	20,797	67,037
Purchase commitments	15,740	15,740	—	—	—
Pension and other PRB plan contributions	85,398	9,810	20,900	20,553	34,135
Total contractual obligations	$1,594,588	$123,064	$193,421	$785,806	$492,297

		Commitment Expiration by period
	Total	Within 1 year	1 - 3 years	3 - 5 years
Other commercial commitments:
Letters of credit	$25,667	$11,729	$13,938	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2017.
The total liability for uncertain tax positions at March 31, 2017 was approximately $33,466 (see Note 11 to the consolidated and combined financial statements in Item 8 of this report), $623 of which could be paid within 12 months and is therefore is classified within current taxes payable. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
Pension plan contributions are an estimate of the contributions we will make to the plans through fiscal 2027 to provide pension benefits for employees based on expected actuarial estimated funding requirements through fiscal 2027.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vista Outdoor Inc.
Farmington, Utah

We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated and combined statements of comprehensive income, stockholders’ and parent company equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Vista Outdoor Inc. at March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 15, prior to February 9, 2015 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Alliant Techsystems Inc. The accompanying combined financial statements also include expense allocations for certain corporate functions historically provided by Alliant Techsystems Inc. and do not necessarily reflect the results of operations and cash flows that would have existed if the Company had been a separate, stand-alone entity during the period prior to February 9, 2015.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 26, 2017

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31
(Amounts in thousands except per share data)	2017	2016	2015
Sales, net	$2,546,892	$2,270,734	$2,083,414
Cost of sales	1,877,706	1,651,289	1,554,493
Gross profit	669,186	619,445	528,921
Operating expenses:
Research and development	32,769	12,512	9,518
Selling, general, and administrative	424,269	344,175	283,029
Acquisition claim settlement gain, net	(30,027)	—	—
Goodwill and intangibles impairment	449,199	—	52,220
Income (loss) before interest and income taxes	(207,024)	262,758	184,154
Interest expense, net	(43,670)	(24,351)	(30,108)
Income (loss) before income taxes	(250,694)	238,407	154,046
Income tax provision	23,760	91,370	74,518
Net income (loss)	$(274,454)	$147,037	$79,528
Earnings (loss) per common share:
Basic	$(4.66)	$2.36	$1.25
Diluted	$(4.66)	$2.35	$1.25
Weighted-average number of common shares outstanding:
Basic	58,911	62,211	63,596
Diluted	58,911	62,568	63,857

Net income (loss) (from above)	$(274,454)	$147,037	$79,528
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $648, $632, and $83	(1,096)	(1,068)	(139)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(2,935), $(3,276), and $(1,334)	4,944	5,524	2,246
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $(1,716), $5,917, and $0	2,890	(9,968)	—
Change in cumulative translation adjustment, net of tax benefit of $331, $41, and $0	(9,516)	5,601	(50,643)
Total other comprehensive income (loss)	(2,778)	89	(48,536)
Comprehensive income (loss)	$(277,232)	$147,126	$30,992
See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$45,075	$151,692
Net receivables	450,715	428,398
Net inventories	562,795	440,240
Income tax receivable	25,658	—
Other current assets	25,604	29,334
Total current assets	1,109,847	1,049,664
Net property, plant, and equipment	272,346	203,485
Goodwill	857,631	1,023,451
Net intangible assets	708,530	650,472
Deferred charges and other non-current assets	28,393	15,562
Total assets	$2,976,747	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$17,500
Accounts payable	127,718	147,738
Accrued compensation	33,663	47,394
Accrued income taxes	—	12,171
Federal excise tax	30,082	27,701
Other accrued liabilities	122,926	116,397
Total current liabilities	346,389	368,901
Long-term debt	1,089,252	652,787
Deferred income tax liabilities	160,765	135,957
Accrued pension and postemployment liabilities	64,230	73,503
Other long-term liabilities	71,046	51,319
Total liabilities	1,731,682	1,282,467
Commitments and contingencies (Notes 9, 12 and 13)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding— 57,014,319 shares at March 31, 2017 and 60,825,914 shares at March 31, 2016	571	608
Additional paid-in-capital	1,752,903	1,743,371
(Accumulated deficit) retained earnings	(108,033)	166,421
Accumulated other comprehensive loss	(112,992)	(110,214)
Common stock in treasury, at cost— 6,950,120 shares held at March 31, 2017 and 3,138,525 shares held at March 31, 2016	(287,384)	(140,019)
Total stockholders' equity	1,245,065	1,660,167
Total liabilities and equity	$2,976,747	$2,942,634
See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2017	2016	2015
Operating Activities
Net income (loss)	$(274,454)	$147,037	$79,528
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	54,157	38,953	35,405
Amortization of intangible assets	39,622	33,661	31,146
Amortization of deferred financing costs	4,125	2,501	2,447
Goodwill and intangibles impairment	449,199	—	52,220
Deferred income taxes	(22,470)	(457)	(947)
Loss (gain) on disposal of property	239	323	(136)
Share-based compensation	12,648	12,279	3,012
Excess tax benefits from share-based plans	—	—	(120)
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	63,101	(33,596)	(72,321)
Net inventories	(85,680)	(31,065)	40,991
Accounts payable	(54,055)	3,398	(37,837)
Accrued compensation	(21,641)	8,006	(9,047)
Accrued income taxes	(26,689)	(1,804)	17,246
Federal excise tax	2,437	4,535	6,935
Pension and other postretirement benefits	1,006	5,076	248
Other assets and liabilities	13,143	9,155	5,568
Cash provided by operating activities	154,688	198,002	154,338
Investing Activities
Capital expenditures	(90,665)	(41,526)	(43,189)
Acquisitions of businesses, net of cash acquired	(458,149)	(462,050)	—
Proceeds from the disposition of property, plant, and equipment	135	372	320
Cash used for investing activities	(548,679)	(503,204)	(42,869)
Financing Activities
Borrowings on line of credit	555,000	360,000	—
Repayments of line of credit	(380,000)	(360,000)	—
Proceeds from issuance of long-term debt	307,500	350,000	350,000
Payments made on long-term debt	(32,000)	(17,500)	—
Net transfers from former parent	—	—	16,181
Payment from former parent	—	6,500	—
Dividend paid to former parent	—	—	(214,000)
Payments made on long-term debt to former parent	—	—	(20,087)
Proceeds from issuance of long-term debt to former parent	—	—	50,000
Payments made to extinguish debt	—	—	(50,000)
Payments made for debt issue costs	(3,660)	(4,379)	(10,991)
Purchase of treasury shares	(151,850)	(143,194)	(5,097)
Deferred payments for acquisitions	(7,136)	—	—
Excess tax benefits from share-based plans	—	—	120
Proceeds from employee stock compensation plans	75	1,173	—
Cash provided by financing activities	287,929	192,600	116,126
Effect of foreign currency exchange rate fluctuations on cash	(555)	343	(3,648)
(Decrease) increase in cash and cash equivalents	(106,617)	(112,259)	223,947
Cash and cash equivalents at beginning of year	151,692	263,951	40,004
Cash and cash equivalents at end of year	$45,075	$151,692	$263,951
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$8,247	$9,708	$5,252
Noncash financing activity:
Treasury stock purchased included in other accrued liabilities	$—	$779	$1,773
   See Notes to the Consolidated and Combined Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Parent's Equity	Total Equity
Balance, March 31, 2014	—	$—	$—	$—	$(1,505)	$—	$872,236	$870,731
Comprehensive income	—	—	—	19,384	(48,536)	—	60,144	30,992
Issuance of common stock in connection with Spin-Off	63,875,472	639	—	—	—	—	—	639
Restricted stock grants	180,095	—	(7,299)	—	—	7,299	—	—
Share-based compensation	—	—	3,012	—	—	—	—	3,012
Restricted stock units vested and issued	123,208	—	(5,280)	—	—	2,979	—	(2,301)
Treasury stock purchased	(162,000)	—	—	—	—	(6,870)	—	(6,870)
Employee benefit plans and other	(138,276)	—	—	—	—	(6,489)	—	(6,489)
Dividend paid to parent	—	—	—	—	—	—	(214,000)	(214,000)
Contribution from parent	—	—	1,751,692	—	(60,262)	—	(734,561)	956,869
Net transfer (to) from parent	—	—	—	—	—	—	16,181	16,181
Balance, March 31, 2015	63,878,499	639	1,742,125	19,384	(110,303)	(3,081)	—	1,648,764
Comprehensive income	—	—	—	147,037	89	—	—	147,126
Exercise of stock options	66,670	—	(1,748)	—	—	2,921	—	1,173
Restricted stock grants net of forfeitures	41,721	—	(3,672)	—	—	3,519	—	(153)
Share-based compensation	—	—	12,279	—	—	—	—	12,279
Restricted stock vested and shares withheld	11,133	—	(2,677)	—	—	(1,471)	—	(4,148)
Treasury stock purchased	(3,179,086)	(32)	—	—	—	(142,200)	—	(142,232)
Contribution from former parent and other	6,977	1	(2,936)	—	—	293	—	(2,642)
Balance, March 31, 2016	60,825,914	608	1,743,371	166,421	(110,214)	(140,019)	—	1,660,167
Comprehensive loss	—	—	—	(274,454)	(2,778)	—	—	(277,232)
Exercise of stock options	4,892	—	(147)	—	—	222	—	75
Restricted stock grants net of forfeitures	(45,895)	—	204	—	—	(567)	—	(363)
Share-based compensation	—	—	12,648	—	—	—	—	12,648
Restricted stock vested and shares withheld	87,303	—	(5,385)	—	—	3,466	—	(1,919)
Employee stock purchase program	8,903	—	(194)	—	—	369	—	175
Treasury stock purchased	(3,876,434)	(39)	—	—	—	(151,071)	—	(151,110)
Contribution from former parent and other	9,636	2	2,406	—	—	216	—	2,624
Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$—	$1,245,065
See Notes to the Consolidated and Combined Financial Statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. Prior to February 9, 2015, the business was operated as the Sporting Group reporting segment of Alliant Techsystems Inc. (“ATK”). On April 28, 2014, Orbital ATK entered into a Transaction Agreement (the “Transaction Agreement”) among Vista Outdoor, Vista Merger Sub Inc. (“Merger Sub”) and Orbital Sciences Corporation (“Orbital”), providing for, among other things, the transfer of the businesses comprising ATK’s Sporting Group reporting segment to Vista Outdoor (the “Sporting Transfers”), the distribution of all of the shares of Vista Outdoor common stock on a pro rata basis to the holders of ATK common stock (the “Spin-Off”), and the merger of Merger Sub with and into Orbital (the “ATK/Orbital Merger”), with Orbital surviving the ATK/Orbital Merger as a wholly owned subsidiary of ATK.

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

Prior to February 9, 2015, the consolidated and combined statements of comprehensive income include expense allocations for certain corporate functions historically provided to us by Orbital ATK, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, and other shared services. These allocations are reflected in the combined statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 15. Management of Vista Outdoor and Orbital ATK consider these allocations to be a reasonable reflection of the utilization of services by, or benefits provided to, us. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company. Following our separation from Orbital ATK, we perform these functions using our resources or purchased services. For an interim period, however, some of these functions were provided by Orbital ATK under transition services agreements and other commercial agreements.

Prior to February 9, 2015, Orbital ATK maintained a number of defined benefit plans at a corporate level which our employees participated in, and as such, we were charged a portion of the expenses associated with these plans. Subsequent to February 9, 2015, we established separate defined benefit plans and the liabilities were transferred to us. The associated assets were transferred on July 1, 2015. See Note 10 for further detail.

Transactions between us and Orbital ATK prior to February 9, 2015 are reflected as effectively settled at the time of the transaction and are included in financing activities in the consolidated combined statements of cash flows.

Our consolidated and combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations and cash flows would have been had we operated as a stand-alone company during the period presented prior to Spin-Off.

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

All transactions between Orbital ATK and Vista Outdoor have been included in these consolidated and combined financial statements. Prior to February 9, 2015, transactions with Orbital ATK or its affiliates are reflected in the combined statements of cash flows as changes in Orbital ATK's net investment within financing activities. Subsequent to February 9, 2015, transactions with Orbital ATK or its affiliates are reflected within the consolidated statements in the appropriate line item.

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

Advertising Costs. Advertising costs including print ads, commercials, catalogs, and brochures are expensed at time of first advertisement. Our co-op program is structured so that certain customers are eligible for reimbursement of certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $72,324, $65,775, and $52,941 for the years ended March 31, 2017, 2016, and 2015, respectively.

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

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Warranty Costs. We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods typically ranging from one year to a lifetime. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 8 for additional detail.

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

For goodwill impairment tests performed prior to January 1, 2017, we used a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its fair value, an indication of goodwill impairment exists and the second step must be performed in order to determine the amount of the goodwill impairment. In the second step, we must determine the implied fair value of the reporting unit's goodwill, by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
For goodwill impairment tests performed subsequent to January 1, 2017, we have elected to early adopt Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. As a result of this election, we now perform only one step in performing our impairment analysis, which is to determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess.
The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted equally against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
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
Identifiable Intangible Assets—Our primary identifiable intangible assets include trademarks and tradenames, patented technology, and customer relationships. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on the first day of our fourth fiscal quarter, or more frequently if events warrant.

Our identifiable intangibles with indefinite lives consist of certain trademarks and tradenames. The impairment test consists of a comparison of the fair value of the specific intangible asset with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and the asset would be recorded at the fair value.

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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $6,424 and $8,558 as of March 31, 2017 and 2016, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss ("AOCL") in equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in fiscal 2017, 2016, and 2015 were not material.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

Earnings Per Share Data.    Basic earnings (loss) per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards (see Note 14) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. On February 9, 2015, 63,875,000 shares of our common stock were distributed to Orbital ATK shareholders of record to complete the Spin-Off from ATK.
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by (in thousands):

	Year Ended March 31
	2017	2016	2015
Basic EPS shares outstanding	58,911	62,211	63,596
Dilutive effect of stock-based awards (1)	—	357	261
Diluted EPS shares outstanding	58,911	62,568	63,857
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	139	139	122
(1) Due to the loss from continuing operations in fiscal 2017, there are no common shares added to calculate dilutive EPS.
Comprehensive Loss.
The components of AOCL, net of income taxes, are as follows:

	March 31
	2017	2016
Pension and other postretirement benefit liabilities	$(56,929)	$(63,667)
Cumulative translation adjustment	(56,063)	(46,547)
Total accumulated other comprehensive loss	$(112,992)	$(110,214)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies (Continued)

The following table summarizes the changes in the balance of AOCL, net of income tax:

	Year ended March 31, 2017			Year ended March 31, 2016
	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year unrealized loss in accumulated OCI	$(63,667)	$(46,547)	$(110,214)	$—	$(58,155)	$(52,148)	$(110,303)
Net (decrease) increase in fair value of derivatives	—	—	—	204	—	—	204
Net losses reclassified from OCI, offsetting the price paid to suppliers (1)	—	—	—	(204)	—	—	(204)
Net actuarial losses reclassified from AOCL (2)	4,944	—	4,944	—	5,524	—	5,524
Prior service costs reclassified from AOCL (2)	(1,096)	—	(1,096)	—	(1,068)	—	(1,068)
Valuation adjustment for pension and postretirement benefit plans(2)	2,890	—	2,890	—	(9,968)	—	(9,968)
Net change in cumulative translation adjustment	—	(9,516)	(9,516)	—	—	5,601	5,601
End of year unrealized loss in AOCL	$(56,929)	$(56,063)	$(112,992)	$—	$(63,667)	$(46,547)	$(110,214)

(1) Amounts related to our derivative instruments that were reclassified from AOCL were recorded as a component of cost of sales for each period presented.
(2) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented (Note 10).
Fair Value of Nonfinancial Instruments.    The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2 for additional disclosure regarding fair value of financial instruments.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. This guidance is effective for periods beginning after December 15, 2017, and early application is permitted for periods beginning after December 15, 2016.
We continue to perform our initial assessment of the impact this standard will have on our financial statements. We currently believe that it will have limited impact to the majority of our business with minor changes to the timing of recognition of revenues related to warranty and certain discount programs. We plan to adopt this standard in the first quarter of our fiscal 2019, and tentatively plan on using the modified retrospective method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.
On February 25, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our financial statements.
On January 26, 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. As our annual goodwill impairment testing date is the first day of our fiscal fourth quarter, which occurred on January 2, 2017, we have early adopted this standard but there was no material impact to our financial statements.
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
There were no financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and 2016.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2017		As of March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$350,000	$341,250	$350,000	$366,625
Variable rate debt	$783,000	$783,000	$332,500	$332,500
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

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Jimmy Styks Acquisition

On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the three years from acquisition. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black-Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of acquisition. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business. As of March 31, 2017, there was no value for the future contingent consideration. The reduction from the original estimate was primarily a result of not achieving the first growth milestone and the likelihood of not meeting any future growth milestones, which were predicated on meeting the first growth milestone.

The purchase price allocation was completed during the quarter ended October 2, 2016. The majority of the goodwill generated in this acquisition is deductible for tax purposes. Jimmy Styks is an immaterial acquisition to our company.

CamelBak Products Acquisition

On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. The purchase price allocation was completed during the quarter ended October 2, 2016. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Action Sports Acquisition

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2017, the value of the future contingent consideration was $4,886. The increase from the original estimate was primarily a result of improved profitability forecasts over the remainder of the earnout period.

Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The acquisition of Action Sports includes more than 600 employees worldwide. The purchase price allocation was completed during the quarter ended March 31, 2017. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Camp Chef Acquisition

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

closing date, and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the three-year measurement period and paid at each milestone date. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A majority of the goodwill generated in this acquisition is deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Results for Acquisitions

For the year ended March 31, 2017, Vista Outdoor recorded sales of approximately $425,803 and gross profit of approximately $122,240, associated with the operations of these acquired businesses for periods in which they were not part of Vista Outdoor in the comparable prior year periods. For the year ended March 31, 2016, Vista Outdoor recorded sales of approximately $121,285 and gross profit of approximately $47,929, associated with the operations of these acquired businesses for periods in which they were not part of Vista Outdoor in the comparable prior year periods. The results of these acquisitions are reflected in the Outdoor Products segment results.

Allocation of Consideration Transferred to Net Assets Acquired for CamelBak and Action Sports:

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities for the CamelBak and Action Sports acquisitions.

CamelBak Final Purchase Price Allocation:

	August 3, 2015
Purchase price net of cash acquired:
Cash paid		$412,500
Cash paid for working capital		8,472
Total purchase price		420,972
Fair value of assets acquired:
Net receivables	$30,093
Net inventories	30,916
Tradename, technology, and customer relationship intangibles	133,800
Net property, plant, and equipment	7,985
Other assets	4,460
Total assets	207,254
Fair value of liabilities assumed:
Accounts payable	8,219
Other liabilities	5,622
Total liabilities	13,841
Net assets acquired		193,413
Goodwill		$227,559

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Action Sports Final Purchase Price Allocation:

	April 1, 2016
Purchase price net of cash acquired:
Cash paid		$400,000
Estimated earnout value		4,272
Cash received for working capital		(1,289)
Total purchase price		402,983
Fair value of assets acquired:
Receivables	$78,090
Inventories	56,527
Tradename, customer relationship, and technology intangibles	155,100
Property, plant, and equipment	34,114
Other assets	6,425
Total assets	330,256
Fair value of liabilities assumed:
Accounts payable	30,240
Deferred tax liabilities	43,991
Other liabilities	33,168
Total liabilities	107,399
Net assets acquired		222,857
Goodwill		$180,126

Intangible assets above include:

	Value	Useful life (years)

Action Sports
Indefinite lived tradenames	$76,700	Indefinite
Definite lived tradenames	1,400	15
Customer relationships	74,700	15-20
Technology	2,300	10

CamelBak
Indefinite lived tradename	$79,400	Indefinite
Customer relationships	49,400	10-20
Technology	5,000	7-17

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
3. Acquisitions (Continued)

Supplemental Pro Forma Data for Action Sports and CamelBak:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Action Sports and CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for fiscal 2017, 2016, and 2015 present consolidated information as if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015. The pro forma results were calculated by combining our results with the standalone results of Action Sports and CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Years Ended
(Amounts in thousands except per share data)	March 31, 2017	March 31, 2016	March 31, 2015
Sales, net	$2,546,892	$2,660,702	$2,230,241
Net income (loss)	(273,001)	157,030	75,183
Basic earnings per common share	(4.63)	2.52	1.18
Diluted earnings per common share	(4.63)	2.51	1.18

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015, as adjusted for the applicable tax impact:

	Years Ended
(Amounts in thousands)	March 31, 2017	March 31, 2016	March 31, 2015
Inventory step-up, net[1]	$(502)	$(145)	$647
Fees for advisory, legal, accounting services[2]	(946)	(3,331)	4,288
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
We made no acquisitions during fiscal 2015.
4. Receivables
Net receivables are summarized as follows:

	March 31
	2017	2016
Trade receivables	$472,233	$446,032
Other receivables	3,136	1,778
Less: allowance for doubtful accounts	(24,654)	(19,412)
Net receivables	$450,715	$428,398

As of March 31, 2017 and 2016, Walmart accounted for 13% of the total trade receivables balance. No other customer represented more than 10% of total trade receivables balance as of March 31, 2017 and 2016.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
4. Receivables (Continued)

The following is a reconciliation of the changes in our allowance for doubtful accounts, discounts, and returns during fiscal 2016 and 2017:

Balance at March 31, 2015	$10,730
Expense	8,302
Write-offs	(1,556)
Reversals, discounts, and other adjustments	1,936
Balance at March 31, 2016	19,412
Expense	21,594
Write-offs	(18,159)
Reversals, discounts, and other adjustments	1,807
Balance at March 31, 2017	$24,654
5. Inventories
Net inventories consist of the following:

	March 31,
	2017	2016
Raw materials	$101,635	$91,898
Work in process	51,004	61,864
Finished goods	410,156	286,478
Net inventories	$562,795	$440,240
6. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 20 years and buildings and improvements are depreciated over 2 to 30 years. Depreciation expense was $54,157 in fiscal 2017, $38,953 in fiscal 2016, and $35,405 in fiscal 2015.

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

Property, plant, and equipment consists of the following:

	March 31
	2017	2016
Land	$9,053	$8,968
Buildings and improvements	71,731	56,022
Machinery and equipment	357,280	286,577
Property not yet in service	66,802	39,970
Gross property, plant, and equipment	504,866	391,537
Less: accumulated depreciation	(232,520)	(188,052)
Net property, plant, and equipment	$272,346	$203,485

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance at March 31, 2015	$204,520	$577,643	$782,163
Acquisitions	—	238,824	238,824
Effect of foreign currency exchange rates	371	2,093	2,464
Balance at March 31, 2016	204,891	818,560	1,023,451
Acquisitions	—	192,098	192,098
Impairment	—	(353,915)	(353,915)
Effect of foreign currency exchange rates	(156)	(3,847)	(4,003)
Balance at March 31, 2017	$204,735	$652,896	$857,631

For fiscal 2017, the acquisitions in Outdoor Products related to the purchase price allocations for Action Sports and Camp Chef as previously discussed. For fiscal 2016, the acquisitions in Outdoor Products related to the purchase price allocation for the previously discussed CamelBak and Jimmy Styks acquisitions.

A challenging retail environment and other market pressures resulted in deeper discounting of Vista Outdoor’s accessories products during the year ended March 31, 2017. The deeper discounting caused a reduction in the projected cash flows of the Hunting and Shooting Accessories reporting unit. Given this drop in projected cash flows and a continued challenging retail environment, we determined a triggering event had occurred during the quarter ended January 1, 2017. The triggering event indicated it was more likely than not that the fair value of the reporting unit was less than the book value of the reporting unit. The fair value of the reporting unit was determined as described in Note 1.

The goodwill recorded within the Outdoor Products segment above includes $353,915 of current year impairment losses. In addition, as a result of the factors noted above, we evaluated the fair value of the other intangible assets as well. We determined the fair value of the tradenames and technology based on the relief of royalty method and used royalty rates in a range of 0.5% to 5% for the tradenames and a royalty rate of 0.5% on technologies based on public guideline royalty-based transactions and profitability and a discount rate of 9.5%. This analysis resulted in a $34,230 non-cash impairment charge on non-amortizing tradenames related primarily to the Bushnell tradename. The analysis also resulted in a $61,054 non-cash impairment charge related to a number of amortizing tradename and technology intangibles associated with the Bushnell acquisition completed in fiscal 2014 and the Blackhawk tradename. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2 due to the significance of unobservable inputs developed using company-specific information.
The goodwill recorded within the Outdoor Products and Shooting Sports segments are presented net of $47,791 and $41,020 of accumulated impairment losses recorded prior to April 1, 2015.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
7. Goodwill and Intangible Assets (Continued)

Net intangibles consisted of the following:

	March 31, 2017			March 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Tradenames	$106,159	$(17,048)	$89,111	$185,162	$(46,812)	$138,350
Patented technologies	19,066	(7,703)	11,363	27,900	(9,949)	17,951
Customer relationships and other	371,099	(78,010)	293,089	272,431	(50,757)	221,674
Total	496,324	(102,761)	393,563	485,493	(107,518)	377,975
Non-amortizing tradenames	314,967	—	314,967	272,497	—	272,497
Net intangibles	$811,291	$(102,761)	$708,530	$757,990	$(107,518)	$650,472

The gross amount of amortizing and non-amortizing intangible assets increased from March 31, 2016 due to the acquisitions of Action Sports and Camp Chef, partially offset by the impairments noted above. The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.8 years. Amortization expense related to these assets was $39,622 in fiscal 2017, $33,661 in fiscal 2016, and $31,146 in fiscal 2015, which is included within cost of sales. We expect amortization expense related to these assets to be as follows:

Fiscal 2018	$36,816
Fiscal 2019	34,072
Fiscal 2020	33,245
Fiscal 2021	33,229
Fiscal 2022	33,221
Thereafter	222,980
Total	$393,563

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
8. Other Current and Non-current Liabilities

The major categories of other current and non-current accrued liabilities are as follows:

	March 31
	2017	2016
Rebates	$19,325	$17,957
Accrual for in-transit inventory	17,505	8,621
Other	86,096	89,819
Total other accrued liabilities—current	$122,926	$116,397

Non-current portion of accrued income tax liability	$32,842	$25,421
Other	38,204	25,898
Total other long-term liabilities	$71,046	$51,319
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

Balance at March 31, 2015	$7,429
Payments made	(5,397)
Warranties issued	5,879
Warranties assumed in acquisition	678
Changes related to preexisting warranties	22
Balance at March 31, 2016	8,611
Payments made	(4,071)
Warranties issued	3,486
Warranties assumed in acquisition	1,159
Changes related to preexisting warranties	829
Balance at March 31, 2017	$10,014

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt

On May 9, 2017, we amended our existing credit facility. See Note 19 for details.
Long-term debt, including the current portion, consisted of the following:

	March 31, 2017	March 31, 2016
Senior Credit Facility:
Term Loan	$608,000	$332,500
Revolving Credit Facility	175,000	—
Total principal amount of Credit Agreement	783,000	332,500
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	1,133,000	682,500
Less: unamortized deferred financing costs	(11,748)	(12,213)
Carrying amount of long-term debt	1,121,252	670,287
Less: current portion	(32,000)	(17,500)
Carrying amount of long-term debt, excluding current portion	$1,089,252	$652,787
Credit Agreement
On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of March 31, 2017, the base rate margin was 1.00% and the Eurodollar margin was 2.00%. The weighted average interest rate for borrowings under the Credit Agreement as of March 31, 2017 was 3.04%. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the ratio in effect as of March 31, 2017, this fee was 0.35%. As of March 31, 2017, we had $175,000 borrowings against our $400,000 Revolving Credit Facility and outstanding letters of credit of $25,667, which reduced amounts available on the Revolving Credit Facility to $199,333. Debt issuance costs totaling approximately $12,000 are being amortized over the term of the Credit Agreement.
In December 2014, we entered into a credit agreement (the "2014 Credit Agreement"), which was comprised of a Term A Loan of $350,000 and a Revolving Credit Facility of $400,000,000, both of which were to mature on February 9, 2020. During fiscal 2017, we refinanced this agreement as noted above. In connection with this transaction, we wrote off $1,521 of unamortized deferred debt issuance costs.
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

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
9. Long-term Debt (Continued)

Rank and Guarantees

The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.875% Notes; or

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the Credit Agreement and all capital markets debt securities.
Scheduled Minimum Payments
The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2017:

Fiscal 2018	$32,000
Fiscal 2019	32,000
Fiscal 2020	32,000
Fiscal 2021	32,000
Fiscal 2022	655,000
Thereafter	350,000
Total	$1,133,000
Covenants and Default Provisions
Our Credit Agreement imposes restrictions, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited “restricted payments” (as defined in the Credit Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior debt limits, with a limit, when those senior debt limits are not met, of $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2016. The Credit Agreement also requires that we meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the Credit Agreement are subject to compliance with these covenants. As of March 31, 2017, we were in compliance with the financial covenants.
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
Cash Paid for Interest on Debt
Cash paid for interest totaled $42,469 in fiscal 2017, $8,808 in fiscal 2016, and $742 in fiscal 2015.
10. Employee Benefit Plans

Prior to February 9, 2015, our eligible U.S. employees and retirees participated in a defined benefit pension plan provided by Orbital ATK. Subsequent to February 9, 2015, we established a noncontributory defined benefit pension plan (the "Plan") which covers substantially all employees hired prior to January 1, 2007 and retained similar provisions as those that existed within the Orbital ATK plans. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan, but substantially all of such employees receive an employer contribution through a defined contribution plan. On January 31, 2013, the Orbital ATK plans were amended to freeze the pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. In the current fiscal year there were no plan amendments or actuarial assumption changes that had a significant impact on benefit plan obligations. The total expense for these plans was $6,762, $7,300, and $4,732 for fiscal 2017, 2016, and 2015, respectively. The estimated expense for these plans for the fiscal 2018 is $6,300.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") or our other post-retirement benefit plans. The weighted average discount rate used to determine the pension benefit obligation was 4.09% and 4.01% as of March 31, 2017 and 2016, respectively. The fair value of the plan assets was $153,444 and $148,168 as of March 31, 2017 and 2016, respectively. The benefit obligation was $217,786 and $221,645 as of March 31, 2017 and 2016, respectively, resulting in an unfunded liability of $64,342 and $73,477 as of March 31, 2017 and 2016, respectively, which is primarily recorded within Accrued pension and postemployment liabilities.

Our share of plan assets from Orbital ATK were transferred to us on July 1, 2015, and were subsequently directed into newly established investments at the designation of our Retirement Investment Committee. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.75% over the long term within reasonable and prudent levels of risk as of March 31, 2017 and 2016, and (2) to preserve the real purchasing power of assets to meet future obligations.

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

Pension Benefits
2018	$12,852
2019	13,349
2020	15,000
2021	14,035
2022	14,718
2023 through 2027	77,043

Defined Contribution Plan

The Company sponsors a defined contribution retirement plan, a 401(k) savings plan, which had an employee stock ownership ("ESOP") feature until it was discontinued as of June 30, 2016. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States.

Total contributions in fiscal 2017 and 2016 were $18,936 and $14,941, respectively. Orbital ATK, on our behalf, contributed $12,936 in fiscal 2015.
11. Income Taxes
Income before income taxes is as follows:

	Years Ended March 31
	2017	2016	2015
Current:
U.S.	$(265,825)	$220,685	$133,027
Non-U.S.	15,131	17,722	21,019
Income before income taxes	$(250,694)	$238,407	$154,046

Our income tax provision consists of:

	Years Ended March 31
	2017	2016	2015
Current:
Federal	$34,811	$78,116	$61,202
State	5,724	8,377	4,866
Non-U.S.	5,769	5,179	9,052
Deferred:
Federal	(20,214)	(2,248)	150
State	(1,622)	(308)	410
Non-U.S.	(708)	2,254	(1,162)
Income tax provision	$23,760	$91,370	$74,518

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years Ended March 31
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	(1.2)%	3.2%	4.7%
Domestic manufacturing deduction	1.4%	(2.2)%	(2.9)%
Nondeductible transaction costs	(0.3)%	0.5%	3.8%
Nondeductible goodwill impairment	(49.3)%	—%	9.3%
Acquisition claim settlement gain	4.2%	—%	—%
Other	0.7%	1.8%	(1.5)%
Income tax provision	(9.5)%	38.3%	48.4%
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated and combined financial statements of financial position as noncurrent assets or liabilities. As of March 31, 2017 and 2016, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2017	2016
Deferred Tax Assets:
Inventory	$21,858	$17,356
Retirement benefits	21,684	25,996
Accounts receivable	8,737	10,952
Accruals for employee benefits	10,106	9,392
Other reserves	12,662	8,373
Loss and credit carryforwards	9,808	3,143
Other	—	945
Total deferred tax assets	84,855	76,157
Valuation allowance	(5,092)	(3,234)
Total net deferred assets	79,763	72,923
Deferred tax liabilities:
Intangible assets	(203,896)	(184,486)
Property, plant and equipment	(31,731)	(24,394)
Other	(4,901)	—
Total deferred tax liabilities	(240,528)	(208,880)
Net deferred income tax liabilities	$(160,765)	$(135,957)

We believe it is more likely than not that the recorded deferred tax benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $5,092 at March 31, 2017 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance increased during fiscal 2017 primarily due to additional state operating losses.

Included in the net deferred tax liability are federal, foreign and state net operating loss and credit carryovers, $9,746 of which expires in years ending from March 31, 2017 through March 31, 2037 and $62 that may be carried over indefinitely. The carryforwards presented above are net of any applicable uncertain tax positions.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Income Taxes (Continued)

We have provided for U.S. deferred income taxes in the amount of $8,856 on undistributed earnings not considered indefinitely reinvested. Additionally, we have undistributed earnings of $26,667 generated from certain foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these earnings. These undistributed earnings may become taxable in the United States upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income tax paid, net of refunds, totaled $72,344 in fiscal 2017, and $93,038 in fiscal 2016.
At March 31, 2017, and 2016, unrecognized tax benefits that have not been recorded in the financial statements amounted to $33,466 and $36,194, respectively, of which $26,911 and $29,884, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,650 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,756.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Unrecognized Tax Benefits—beginning of period	$30,643	$27,334	$23,237
Gross increases—tax positions in prior periods	—	15,461	2,275
Gross decreases—tax positions in prior periods	(2,186)	—	(283)
Gross increases—current-period tax positions	1,726	2,776	2,262
Settlements	(2,172)	(14,210)	(52)
Lapse of statute of limitations	(860)	(718)	(105)
Unrecognized Tax Benefits—end of period	$27,151	$30,643	$27,334
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2017 and 2016, $3,885 and $3,046 of income tax-related interest and $2,429 and $2,505 of penalties were included in accrued income taxes, respectively. Our current tax provision included $1,319 of expense related to interest and penalties.
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
Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2010. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS is also currently auditing our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Commitments

We lease land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $25,256 in fiscal 2017, $18,959 in fiscal 2016, and $15,908 in fiscal 2015.
The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

2018	$21,854
2019	17,790
2020	14,695
2021	11,656
2022	9,141
Thereafter	67,037
Total	$142,173
We have known purchase commitments of $15,740 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $750 as of March 31, 2017 and $765 as of March 31, 2016.
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
Disclosures prior to February 10, 2015 represent our portion of the plans maintained by Orbital ATK in which our employees and directors participated. There are four types of awards that were issued under Orbital ATK's stock incentive plans: performance awards, TSR awards, restricted stock, and stock options. Orbital ATK issued treasury shares upon the payment of performance awards, TSR awards, and restricted stock units, grant of restricted stock, or exercise of stock options and are accounted for as equity-based compensation awards. On February 10, 2015, Orbital ATK converted or adjusted outstanding stock options and restricted stock to include both Orbital ATK shares and Vista Outdoor shares to replace awards denominated in Orbital ATK common shares. Performance shares and TSR awards were converted to restricted stock units or restricted stock and vested over the remaining vesting period of the awards. As of March 31, 2017, all restricted stock units issued when we were part of Orbital ATK have vested. The manner of conversion for each award reflected a mechanism intended to preserve the intrinsic value of each award, and generally on terms which were in all material respects identical to the terms of the awards it replaced.
As of March 31, 2017, we are authorized to issue up to 5,750,000 common shares under the 2014 Stock Incentive Plan, plus additional shares issuable pursuant to awards granted immediately prior to the Spin-Off in respect of equity-based awards of Orbital ATK granted under the Orbital ATK Stock Plans that were outstanding immediately prior to the Spin-Off and converted into awards subsequent to the Spin-Off. As of March 31, 2017, 3,856,579 common shares are available to be granted.
As of March 31, 2017, there were up to 474,370 shares reserved for performance awards for key employees. Performance shares are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares,

•	up to 268,720 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2018 through fiscal 2020 period.

•	up to 111,404 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2017 through fiscal 2019 period.

•	up to 94,246 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2016 through fiscal 2018 period.

As of March 31, 2017, there were up to 255,382 TSR awards reserved for key employees.

•	up to 144,647 shares will become payable only upon achievement of certain total shareholder return targets, for the fiscal 2018 through fiscal 2020 period.

•	up to 59,987 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2017 through fiscal 2019 period.

•	up to 50,748 shares will become payable only upon achievement of certain performance goals, including sales and return on invested capital, for the fiscal 2016 through fiscal 2018 period.
The weighted average fair value per TSR award granted was $28.18, $69.50, and $57.49 during fiscal 2017, 2016, and 2015, respectively. We used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of our stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. The weighted average assumptions used in estimating the value of the TSR awards were as follows:

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Risk-free rate	1.70%	1.03%	0.93%
Expected volatility	35.01%	30.72%	33.25%
Expected dividend yield	—%	—%	—%
Expected award life	3 years	3 years	3 years
There was no restricted stock granted to non-employee directors or certain key employees in fiscal 2017. Restricted stock granted to non-employee directors and certain key employees totaled 89,118 shares in fiscal 2016, and 174,818 shares in fiscal 2015. Restricted shares vest over periods generally ranging from one to four years from the date of award and are valued at the fair market value of common stock as of the grant date.
Restricted stock units granted to certain key employees and non-employee directors totaled 370,040 shares in fiscal 2017, 91,434 shares in fiscal 2016, and 132,541 shares in fiscal 2015. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the fair market value of common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with ten-year terms.
The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires us to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the average volatility of similar type public companies stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $9.89, $14.97, and $14.94 during fiscal 2017, 2016, and 2015, respectively. The following weighted average assumptions were used for grants:

	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Risk-free rate	2.43%	1.60%	1.59%
Expected volatility	43.69%	23.47%	30.22%
Expected dividend yield	—%	—%	—%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $12,648, $12,279, and $3,012 was recognized during fiscal 2017, 2016, and 2015, respectively. The total income tax benefit recognized in the consolidated and combined statements of comprehensive income for share-based compensation was $3,106, $4,963, and $420 during fiscal 2017, 2016, and 2015, respectively.
A summary of our stock option activity is presented below. Note that the activities presented for fiscal 2015 prior to the Spin-Off represent the stock options held by our employees under the Orbital ATK long-term incentive award program in Orbital ATK shares. Subsequent to the Spin-Off shares represent those stock options outstanding in our stock.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2014	157,763	$74.74	8.3	$67.41
Conversion related to Spin-Off(a)	383,047
Granted	67,710	42.75
Exercised	—
Forfeited/expired	—
Outstanding at March 31, 2015	608,520	$22.47	7.8	$20.35
Granted	70,821	$52.09
Exercised	(66,670)	17.60
Forfeited/expired	—
Outstanding at March 31, 2016	612,671	$26.42	7.4	$25.51
Granted	124,190	20.42
Exercised	(4,892)	15.27
Forfeited/expired	—	$—
Outstanding at March 31, 2017	731,969	$22.01	7.0	$26.45
Options exercisable at:
March 31, 2015	438,980	$18.53	7.3	$24.29
March 31, 2016	472,737	$20.56	6.8	$31.35
March 31, 2017	537,991	$23.58	6.1	$28.33

(a) The number of stock options and the weighted average grant date fair value of the stock options converted is equal to the number of stock options and weighted average grant date fair value of such stock options prior to the Spin-Off, adjusted for the 2 for 1 stock conversion and for the Spin-Off conversion adjustment. Included in the conversion related to Spin-Off are awards related to employees both within our Company and remaining at Orbital ATK as a result of the Spin-Off.
The total intrinsic value of options exercised was $170 and $1,970 during fiscal 2017 and 2016. There were no options exercised during fiscal 2015. Total cash received from options exercised was $75 and $1,173 during fiscal 2017 and 2016, respectively.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

A summary of our performance share award, TSR award, and restricted stock activity is presented below. Note that the activities presented for fiscal 2015 prior to the Spin-Off represent the restricted stock held by our employees under the Orbital ATK long-term incentive award program in Orbital ATK shares. Subsequent to the Spin-Off shares represent those shares outstanding in our stock

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2014	245,668	$83.15
Conversion related to Spin-Off(a)	88,657
Granted	342,863	47.29
Canceled/forfeited	—	—
Vested	(68,151)	20.88
Nonvested at March 31, 2015	609,037	$29.13
Granted	251,754	53.35
Canceled/forfeited	(31,265)	69.05
Vested	(80,756)	61.82
Nonvested at March 31, 2016	748,770	$32.08
Granted	442,068	25.29
Canceled/forfeited	(48,055)	56.34
Vested	(94,023)	62.13
Nonvested at March 31, 2017	1,048,760	$25.41

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

As noted above, upon the Spin-Off from Orbital ATK certain performance shares and TSR awards were converted to restricted stock units and will vest over the remaining vesting period of the awards. Additionally, certain key employees received restricted stock unit grants during fiscal 2017, 2016, and 2015, which will vest over the next one to three years. These restricted stock units will be settled with the issuance of shares upon vesting. A summary of our restricted stock unit award activity is presented below.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
14. Stockholders' Equity (Continued)

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2014	—	$—
Conversion related to Spin-Off(a)	250,534	20.74
Granted	132,541	42.75
Canceled/forfeited	—	—
Vested	(123,208)	15.21
Nonvested at March 31, 2015	259,867	$34.59
Granted	91,434	51.64
Canceled/forfeited	(22,788)	63.53
Vested	(61,692)	67.32
Nonvested at March 31, 2016	266,821	$30.40
Granted	370,040	24.39
Canceled/forfeited	(29,635)	47.92
Vested	(133,613)	78.64
Nonvested at March 31, 2017	473,613	$11.00

(a) The number of restricted stock units converted represents the conversion of TSR and performance shares issued for long term incentive plans issued prior to the Spin-Off converted into restricted stock units to be vested over one to three years for certain key employees.
As of March 31, 2017, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $24,811 and is expected to be realized over a weighted average period of 2.6 years.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a new share repurchase program of up to $200,000 worth of shares of our common stock, executable over the next two years. We completed that program during fiscal 2017. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018. We completed that program during the fourth quarter of fiscal 2017.
During fiscal 2017, 2016, and 2015, we repurchased 3,876,434 shares for $151,071, 3,179,086 shares for $142,200, and 162,000 shares for $6,870, respectively, under the authorized share repurchase programs.
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

Allocation of General Corporate Expenses

Prior to February 9, 2015, the consolidated and combined financial statements reflect an allocation of certain costs managed at the Orbital ATK level. These costs had historically been allocated to Vista Outdoor. These costs generally fall into one of the following categories:

•
Orbital ATK management and support services – This category includes costs for functions such as acquisition transaction costs, human resources (talent acquisition/compensation), treasury, risk management, internal audit, finance, tax, legal, executive office, business development, government relations, and other administrative support. These costs were allocated to us based on a percentage of sales for all of Orbital ATK or as specifically identified. The consolidated and combined financial statements include Orbital ATK management and support services allocations included within the general and administrative expense totaling $33,593 for the period ending February 9, 2015.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Related Party Transactions (Continued)

•
Infrastructure costs – This category includes costs for functions such as information technology support, systems maintenance, and telecommunications. These costs were generally allocated to us using either sales, headcount, or fixed assets. The consolidated and combined statement of operations reflects infrastructure costs allocations included within the general and administrative expense totaling $4,959 for the period ending February 9, 2015.

•
Orbital ATK-provided benefits – This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, and other benefits. These costs were generally allocated to us based on specific identification of the benefits provided to our employees participating in these benefit plans. Medical and dental, including the human resources and finance administration of those plans, are allocated to business units based upon their year-to-date enrolled medical headcount. Postretirement benefits, including the human resources and finance administration of those plans, were allocated based upon member headcount. Pension expense is actuarially determined for individual segments and was identified directly to those segments. The pension expense determined for composite pension segments was further allocated to individual segments using total payroll. The consolidated and combined financial statements include Orbital ATK-provided benefits allocations totaling $48,549 for the period ending February 9, 2015.

Management believes that the methods of allocating these costs are reasonable and consistent with past practices.

Related Party Sales and Cost of Sales

Historically, we purchased and sold certain products and services to/from Orbital ATK businesses. Prior to the Spin-Off, purchases of products and services from these affiliated entities, which were recorded at sales price, were $170,783 through February 9, 2015. Sales of products and services to these entities were $8,874 through February 9, 2015.

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

16. Condensed Consolidating Financial Statements
In accordance with the provisions of the the 5.875% Notes, the outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of Vista Outdoor domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by Vista Outdoor. These guarantees are senior or senior subordinated

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

obligations, as applicable, of the applicable subsidiary guarantors. The consolidating financial information of the guarantor and non-guarantor subsidiaries is presented on the following pages.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales, net	$—	$2,437,519	$224,424	$(115,051)	$2,546,892
Cost of sales	—	1,842,216	149,826	(114,336)	1,877,706
Gross profit	—	595,303	74,598	(715)	669,186
Operating expenses:
Research and development	—	32,769	—	—	32,769
Selling, general, and administrative	—	367,951	56,318	—	424,269
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Goodwill and intangibles impairment	—	449,199	—	—	449,199
Income (loss) before interest and income taxes	30,027	(254,616)	18,280	(715)	(207,024)
Equity in income (loss) of subsidiaries	(277,190)	12,046	—	265,144	—
Interest expense, net	(43,670)	—	—	—	(43,670)
Income (loss) before income taxes	(290,833)	(242,570)	18,280	264,429	(250,694)
Income tax (benefit) provision	(16,379)	34,620	5,779	(260)	23,760
Net income (loss)	$(274,454)	$(277,190)	$12,501	$264,689	$(274,454)
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$(274,454)	$(277,190)	$12,501	$264,689	$(274,454)
Total other comprehensive income (loss)	(2,778)	(2,778)	(9,516)	12,294	(2,778)
Comprehensive income (loss)	$(277,232)	$(279,968)	$2,985	$276,983	$(277,232)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended March 31, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales, net	$—	$2,157,398	$225,901	$(112,565)	$2,270,734
Cost of sales	—	1,615,516	149,043	(113,270)	1,651,289
Gross profit	—	541,882	76,858	705	619,445
Operating expenses:
Research and development	—	12,512	—	—	12,512
Selling, general, and administrative	—	289,957	54,218	—	344,175
Income before interest and income taxes	—	239,413	22,640	705	262,758
Equity in income of subsidiaries	162,257	14,984	—	(177,241)	—
Interest expense, net	(24,351)	—	—	—	(24,351)
Income before income taxes	137,906	254,397	22,640	(176,536)	238,407
Income tax (benefit) provision	(9,131)	92,140	8,079	282	91,370
Net income	$147,037	$162,257	$14,561	$(176,818)	$147,037
Other comprehensive income, net of tax:
Net income (from above)	$147,037	$162,257	$14,561	$(176,818)	$147,037
Total other comprehensive income	89	89	5,601	(5,690)	89
Comprehensive income	$147,126	$162,346	$20,162	$(182,508)	$147,126

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME

	Year ended March 31, 2015
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales, net	$—	$1,958,204	$240,883	$(115,673)	$2,083,414
Cost of sales	—	1,512,826	158,105	(116,438)	1,554,493
Gross profit	—	445,378	82,778	765	528,921
Operating expenses:
Research and development	—	9,504	14	—	9,518
Selling, general, and administrative	—	225,073	57,956	—	283,029
Goodwill and intangibles impairment	—	52,220	—	—	52,220
Income before interest and income taxes	—	158,581	24,808	765	184,154
Equity in income of subsidiaries	98,456	16,900	—	(115,356)	—
Interest expense, net	(30,108)	—	—	—	(30,108)
Income before income taxes	68,348	175,481	24,808	(114,591)	154,046
Income tax (benefit) provision	(11,180)	77,025	8,446	227	74,518
Net income	$79,528	$98,456	$16,362	$(114,818)	$79,528
Other comprehensive income (loss), net of tax:
Net income (from above)	$79,528	$98,456	$16,362	$(114,818)	$79,528
Total other comprehensive income (loss)	(48,536)	(48,536)	(50,643)	99,179	(48,536)
Comprehensive income (loss)	$30,992	$49,920	$(34,281)	$(15,639)	$30,992

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,027	$22,048	$—	$45,075
Net receivables	—	409,177	41,538	—	450,715
Due from affiliates, current	—	1,787	—	(1,787)	—
Net inventories	—	510,754	57,050	(5,009)	562,795
Income tax receivable	—	22,394	1,303	1,961	25,658
Other current assets	—	23,177	2,427	—	25,604
Total current assets	—	990,316	124,366	(4,835)	1,109,847
Net property, plant, and equipment	—	262,711	9,635	—	272,346
Investment in subsidiaries	2,552,948	196,547	—	(2,749,495)	—
Goodwill	—	749,898	107,733	—	857,631
Net intangible assets	—	676,576	31,954	—	708,530
Long-term due from affiliates	—	230,669	—	(230,669)	—
Deferred charges and other non-current assets	—	23,482	4,911	—	28,393
Total assets	$2,552,948	$3,130,199	$278,599	$(2,984,999)	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	117,650	10,068	—	127,718
Due to affiliates, current	—	—	1,787	(1,787)	—
Accrued compensation	—	30,173	3,490	—	33,663
Accrued income taxes	—	—	—	—	—
Federal excise tax	—	29,042	1,040	—	30,082
Other accrued liabilities	—	110,321	12,605	—	122,926
Total current liabilities	32,000	287,186	28,990	(1,787)	346,389
Long-term debt	1,089,252	—	—	—	1,089,252
Deferred income tax liabilities	—	153,636	6,979	150	160,765
Accrued pension and postemployment liabilities	—	64,230	—	—	64,230
Long-term due to affiliates	186,631	—	44,038	(230,669)	—
Other long-term liabilities	—	69,384	1,662	—	71,046
Total liabilities	1,307,883	574,436	81,669	(232,306)	1,731,682
Total stockholders' equity	1,245,065	2,555,763	196,930	(2,752,693)	1,245,065
Total liabilities and equity	$2,552,948	$3,130,199	$278,599	$(2,984,999)	$2,976,747

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$133,503	$18,189	$—	$151,692
Net receivables	—	382,662	45,736	—	428,398
Due from affiliates, current	—	19,912	—	(19,912)	—
Net inventories	—	379,658	64,867	(4,285)	440,240
Other current assets	—	26,517	2,817	—	29,334
Total current assets	—	942,252	131,609	(24,197)	1,049,664
Net property, plant, and equipment	—	192,674	10,811	—	203,485
Investment in subsidiaries	2,530,524	36,865	—	(2,567,389)	—
Goodwill	—	911,715	111,736	—	1,023,451
Net intangible assets	—	613,869	36,603	—	650,472
Long-term due from affiliates	—	241,598	—	(241,598)	—
Deferred charges and other non-current assets	—	11,833	3,729	—	15,562
Total assets	$2,530,524	$2,950,806	$294,488	$(2,833,184)	$2,942,634
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	134,334	13,404	—	147,738
Due to affiliates, current	—	—	19,912	(19,912)	—
Accrued compensation	—	43,826	3,568	—	47,394
Accrued income taxes	—	11,698	473	—	12,171
Federal excise tax	—	27,329	372	—	27,701
Other accrued liabilities	—	107,499	8,898	—	116,397
Total current liabilities	17,500	324,686	46,627	(19,912)	368,901
Long-term debt	652,787	—	—	—	652,787
Deferred income tax liabilities	—	127,483	8,192	282	135,957
Accrued pension and postemployment liabilities	—	73,503	—	—	73,503
Long-term due to affiliates	200,070	—	41,528	(241,598)	—
Other long-term liabilities	—	50,048	1,271	—	51,319
Total liabilities	870,357	575,720	97,618	(261,228)	1,282,467
Total stockholders' equity	1,660,167	2,375,086	196,870	(2,571,956)	1,660,167
Total liabilities and equity	$2,530,524	$2,950,806	$294,488	$(2,833,184)	$2,942,634

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$6,865	$150,230	$2,217	$(4,624)	$154,688
Investing Activities
Capital expenditures	—	(88,759)	(1,906)	—	(90,665)
Due to (from) Affiliates	—	(179,138)	—	179,138	—
Acquisitions of businesses, net of cash acquired	(465,684)	7,149	386	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	—	42	93	—	135
Cash used for investing activities	(465,684)	(260,706)	(1,427)	179,138	(548,679)
Financing Activities
Due to (from) Affiliates	170,890	—	8,248	(179,138)	—
Dividend paid	—	—	(4,660)	4,660	—
Borrowings on line of credit	555,000	—	—	—	555,000
Repayments of line of credit	(380,000)	—	—	—	(380,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(32,000)	—	—	—	(32,000)
Payments made for debt issue costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(151,850)	—	—	—	(151,850)
Deferred payments for acquisitions	(7,136)	—	—	—	(7,136)
Proceeds from employee stock compensation plans	75	—	—	—	75
Cash provided by financing activities	458,819	—	3,588	(174,478)	287,929
Effect of foreign currency exchange rate fluctuations on cash	—	—	(519)	(36)	(555)
(Decrease) increase in cash and cash equivalents	—	(110,476)	3,859	—	(106,617)
Cash and cash equivalents at beginning of year	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of year	$—	$23,027	$22,048	$—	$45,075

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(12,750)	$200,015	$10,737	$—	$198,002
Investing Activities
Capital expenditures	—	(38,918)	(2,608)	—	(41,526)
Due to (from) Affiliates	—	(279,808)	—	279,808	—
Acquisitions of businesses, net of cash acquired	(466,773)	4,723	—	—	(462,050)
Proceeds from the disposition of property, plant, and equipment	—	116	256	—	372
Cash used for investing activities	(466,773)	(313,887)	(2,352)	279,808	(503,204)
Financing Activities
Due to (from) Affiliates	286,923	—	(7,115)	(279,808)	—
Borrowings on line of credit	360,000	—	—	—	360,000
Repayments of line of credit	(360,000)	—	—	—	(360,000)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Payments made on long-term debt	(17,500)	—	—	—	(17,500)
Payment from former parent	6,500	—	—	—	6,500
Payments made for debt issue costs	(4,379)	—	—	—	(4,379)
Purchase of treasury shares	(143,194)	—	—	—	(143,194)
Proceeds from employee stock compensation plans	1,173	—	—	—	1,173
Cash provided by (used for) financing activities	479,523	—	(7,115)	(279,808)	192,600
Effect of foreign currency exchange rate fluctuations on cash	—	—	343	—	343
(Decrease) increase in cash and cash equivalents	—	(113,872)	1,613	—	(112,259)
Cash and cash equivalents at beginning of year	—	247,375	16,576	—	263,951
Cash and cash equivalents at end of year	$—	$133,503	$18,189	$—	$151,692

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
16. Condensed Consolidating Financial Statements (Continued)

VISTA OUTDOOR INC.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2015
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(17,258)	$147,935	$23,661	$—	$154,338
Investing Activities
Capital expenditures	—	(38,774)	(4,415)	—	(43,189)
Due to (from) Affiliates	—	113,181	—	(113,181)	—
Proceeds from the disposition of property, plant, and equipment	—	20	300	—	320
Cash provided by (used for) investing activities	—	74,427	(4,115)	(113,181)	(42,869)
Financing Activities
Due to (from) Affiliates	(98,868)	—	(14,313)	113,181	—
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Net transfers (to) from former parent	16,181	—	—	—	16,181
Dividend to former parent	(214,000)	—	—	—	(214,000)
Payments made on long-term debt to former parent	(20,087)	—	—	—	(20,087)
Proceeds from issuance of long-term debt to former parent	50,000	—	—	—	50,000
Payments made to extinguish debt	(50,000)	—	—	—	(50,000)
Payments made for debt issue costs	(10,991)	—	—	—	(10,991)
Purchase of treasury shares	(5,097)	—	—	—	(5,097)
Excess tax benefits from share-based plans	120	—	—	—	120
Cash provided by (used for) financing activities	17,258	—	(14,313)	113,181	116,126
Effect of foreign currency exchange rate fluctuations on cash	—	—	(3,648)	—	(3,648)
Increase in cash and cash equivalents	—	222,362	1,585	—	223,947
Cash and cash equivalents at beginning of year	—	25,013	14,991	—	40,004
Cash and cash equivalents at end of year	$—	$247,375	$16,576	$—	$263,951

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Operating Segment Information

We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. It is impractical to report revenues from external customers by product category due to certain significant sales deductions including volume rebates and discounts that can not be attributed to product categories. Each segment is described below:

•
Outdoor Products, which generated 46% of our external sales in fiscal 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated 54% of our external sales in fiscal 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

No single customer accounted for more than 10% of our sales in fiscal 2015. Walmart accounted for approximately 12% and 10% of our total fiscal 2017 and 2016 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal 2017 and 2016.
Our sales to foreign customers were $510,401 in fiscal 2017, $347,520 in fiscal 2016, and $250,000 in fiscal 2015. During fiscal 2017, approximately 35% of these sales were in Shooting Sports and 65% were in Outdoor Products. Sales to no individual country outside the United States accounted for more than 4% of our sales in fiscal 2017, 2016, and 2015.
The following summarizes our results by segment:

	Year ended March 31, 2017
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$1,170,634	$1,376,258	$—	$2,546,892
Capital expenditures	23,692	51,098	14,414	89,204
Depreciation	27,581	25,067	1,509	54,157
Amortization of intangible assets	32,666	6,956	—	39,622
Gross profit	292,967	377,466	(1,247)	669,186

	Year ended March 31, 2016
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$861,761	$1,408,973	$—	$2,270,734
Capital expenditures	10,904	24,397	9,515	44,816
Depreciation	11,181	27,772	—	38,953
Amortization of intangible assets	26,761	6,900	—	33,661
Gross profit	242,817	376,957	(329)	619,445

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)
17. Operating Segment Information (Continued)

	Year ended March 31, 2015
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$730,322	$1,353,092	$—	$2,083,414
Capital expenditures	7,214	29,664	1,327	38,205
Depreciation	12,435	22,965	5	35,405
Amortization of intangible assets	24,246	6,900	—	31,146
Gross profit	200,043	331,145	(2,267)	528,921
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $5,576, $3,181, and $2,010 for fiscal 2017, 2016, and 2015, respectively.
18. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2017 Quarter Ended
	July 3,	October 2,	January 1,	March 31,
Sales, net	$630,269	$684,312	$653,558	$578,753
Gross profit	171,377	185,409	168,606	143,794
Net income (loss)	$29,124	$73,224	$(377,659)	$857
Earnings (loss) per common share:
Basic	$0.48	$1.23	$(6.48)	$0.02
Diluted	$0.48	$1.22	$(6.44)	$0.02

	Fiscal 2016 Quarter Ended
	July 5,	October 4,	January 3,	March 31,
Sales, net	$514,497	$551,377	$592,557	$612,303
Gross profit	139,292	149,024	167,504	163,625
Net income (loss)	$33,891	$32,675	$43,159	$37,312
Earnings (loss) per common share:
Basic	$0.54	$0.52	$0.70	$0.61
Diluted	$0.53	$0.52	$0.70	$0.61

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

19. Subsequent Events

On May 9, 2017, we entered into the 2017 Credit Agreement Amendment to amend, among other things, certain financial covenants. The Amendment provides that the Consolidated Leverage Ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 4.75 to 1.00; (ii) from March 31, 2019 through December 29, 2019, 4.25 to 1.00; and (iii) from March 31, 2020 and thereafter, 4.00 to 1.00. The Amendment also provides that the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 3.50 to 1.00; and (ii) from March 31, 2019 and thereafter, 3.00 to 1.00. In addition, the limitation on Restricted Payments (as defined in the Credit Agreement) was amended so that it is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2017.

In addition, the rate at which borrowings under the Revolving Credit Facility and Term A Facility (each as defined in the Credit Agreement) bear interest was amended. The Amendment provides that borrowings shall bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 1.50%, or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 2.50%, with either such margin varying depending on our Consolidated Leverage Ratio. We are also required to continue to pay a commitment fee for unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.25% to 0.45% per annum depending on our Consolidated Leverage Ratio. Debt issuance costs of approximately $1,800 will be amortized over the remaining term of the Credit Agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal 2017, we completed the acquisition of Action Sports, which is being integrated into our Outdoor Products segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the Action Sports business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, Vista Outdoor designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of Vista Outdoor's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors Vista Outdoor's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2017.

Management has excluded from its assessment the internal control over financial reporting at Action Sports, which we acquired on April 1, 2016, and whose financial statements constitute approximately 13% of net revenues and approximately 8% of total assets (excluding Action Sports goodwill and intangible assets which were integrated into the Company's systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2017.

Our internal control over financial reporting as of March 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Mark W. DeYoung
Chairman and Chief Executive Officer

/s/ Stephen M. Nolan
Senior Vice President and Chief Financial Officer
May 26, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vista Outdoor Inc.
Farmington, Utah

We have audited the internal control over financial reporting of Vista Outdoor Inc. (the "Company") as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Action Sports, which was acquired on April 1, 2016 and whose financial statements constitute 13% of net revenues and approximately 8% of total assets (excluding Action Sports goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended March 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Action Sports. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2017 of the Company and our report dated May 26, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP

Minneapolis, Minnesota
May 26, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders pursuant to General Instruction G(3) to Form 10-K. Vista Outdoor will file its definitive Proxy Statement pursuant to Regulation 14A by June 30, 2017.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement"). Information regarding our executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2017 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Code of Business Ethics in the 2017 Proxy Statement. Vista Outdoor's Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2017 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of our named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2017 Proxy Statement. Information about compensation of our directors is incorporated by reference from the section entitled Director Compensation in the 2017 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2017 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2017 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2017 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2017 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2017 Proxy Statement.

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

VISTA OUTDOOR INC.
Date: May 26, 2017	By:	/s/ Stephen M. Nolan
		Name:	Stephen M. Nolan
		Title:	Senior Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 26, 2017.

Signature	Title

/s/ Mark W. DeYoung
Mark W. DeYoung	Chairman and Chief Executive Officer (principal executive officer)
/s/ Stephen M. Nolan
Stephen M. Nolan	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ Thomas G. Sexton
Thomas G. Sexton	Vice President and Controller (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Director
/s/ April H. Foley
April H. Foley	Director
/s/ Tig H. Krekel
Tig H. Krekel	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director

VISTA OUTDOOR INC.
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2017
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

4.5*
Third Supplemental Indenture, dated as of December 2, 2016, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.6 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2017).

4.6*	Form of 5.875% Senior Note due 2023. (Exhibit 4.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).
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
10.2*
Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of May 9, 2017 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2017).

10.3*
Guarantee Supplement to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated November 30, 2016 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto(Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2017).

10.4*#
Employment Agreement, dated as of December 18, 2014 between Vista Outdoor Inc. and Mark W. DeYoung. (Exhibit 10.3 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.5*#	Offer Letter between Vista Outdoor Inc. and Stephen M. Nolan (Exhibit 10.3 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).
10.6*#	Offer Letter between Vista Outdoor Inc. and Scott D. Chaplin (Exhibit 10.4 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).
10.7*#	Offer Letter between Vista Outdoor Inc. and David D. Allen (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2017).
10.8*#	Offer Letter between Vista Outdoor Inc. and Robert J. Keller (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2016).
10.9*#	Vista Outdoor Inc. Executive Officer Incentive Plan. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.10*#
Vista Outdoor Inc. Income Security Plan, as Amended and Restated Effective August 10, 2015 (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2015).

10.11*#	Vista Outdoor Inc. Executive Severance Plan. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
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
10.20*#
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

10.22*#
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

10.24*#	Form of Amendment to ATK Restricted Stock Award Agreement. (Exhibit 10.16 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.25*#
Form of Vista Outdoor Inc. Restricted Stock Unit Award Agreement. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.26*#	Form of Vista Outdoor Inc. Performance Growth Award Agreement. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015)
10.27*#	Form of Vista Outdoor Inc. Restricted Stock Award Agreement. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.28*#
Form of Vista Outdoor Inc. Non-Qualified Stock Option Award Agreement. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.29*#
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

10.32*#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).
10.33*#
Vista Outdoor Inc. Nonqualified Deferred Compensation Plan. (Exhibit 4.4 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).

10.34*#	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant as of March 31, 2017.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.