Form 10-Q
period 2017-07-02
Vista Outdoor Inc.
filed 2017-08-10
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 7, 2017, there were 57,047,196 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended
(Amounts in thousands except per share data)	July 2, 2017	July 3, 2016
Sales, net	$568,749	$630,269
Cost of sales	422,191	458,892
Gross profit	146,558	171,377
Operating expenses:
Research and development	7,791	7,831
Selling, general, and administrative	99,426	104,444
Income before interest and income taxes	39,341	59,102
Interest expense, net	(12,393)	(11,963)
Income before income taxes	26,948	47,139
Income tax provision	10,296	18,015
Net income	$16,652	$29,124
Earnings per common share:
Basic	$0.29	$0.48
Diluted	$0.29	$0.48
Weighted-average number of common shares outstanding:
Basic	56,916	60,384
Diluted	56,957	60,715

Net income (from above)	$16,652	$29,124
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $163 and $162, respectively.	(274)	(274)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(666) and $(734), respectively.	1,122	1,236
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $2,154 and $0, respectively	(3,628)	—
Change in derivatives, net of tax expense of $(14) and $0, respectively.	23	—
Change in cumulative translation adjustment, net of tax benefit of $0 and $0, respectively.	8,571	(4,799)
Total other comprehensive income (loss)	5,814	(3,837)
Comprehensive income	$22,466	$25,287

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	July 2, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$53,550	$45,075
Net receivables	454,789	450,715
Net inventories	542,880	562,795
Income tax receivable	17,944	25,658
Other current assets	26,639	25,604
Total current assets	1,095,802	1,109,847
Net property, plant, and equipment	272,773	272,346
Goodwill	861,114	857,631
Net intangible assets	700,839	708,530
Deferred charges and other non-current assets	30,779	28,393
Total assets	$2,961,307	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$32,000
Accounts payable	102,098	127,718
Accrued compensation	31,773	33,663
Federal excise tax	26,092	30,082
Other accrued liabilities	130,022	122,926
Total current liabilities	321,985	346,389
Long-term debt	1,075,175	1,089,252
Deferred income tax liabilities	159,444	160,765
Accrued pension and postemployment benefits	62,710	64,230
Other long-term liabilities	71,360	71,046
Total liabilities	1,690,674	1,731,682
Commitments and contingencies (Notes 10 and 13)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding — 57,030,534 shares at July 2, 2017 and 57,014,319 shares at March 31, 2017	570	571
Additional paid-in capital	1,755,119	1,752,903
Accumulated deficit	(91,381)	(108,033)
Accumulated other comprehensive loss	(107,178)	(112,992)
Common stock in treasury, at cost — 6,933,905 shares held at July 2, 2017 and 6,950,120 shares held at March 31, 2017	(286,497)	(287,384)
Total stockholders' equity	1,270,633	1,245,065
Total liabilities and stockholders' equity	$2,961,307	$2,976,747
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(Amounts in thousands)	July 2, 2017	July 3, 2016
Operating Activities:
Net income	$16,652	$29,124
Adjustments to net income to arrive at cash provided by (used for) operating activities:
Depreciation	13,552	13,676
Amortization of intangible assets	9,110	10,106
Amortization of deferred financing costs	728	2,172
Deferred income taxes	2	52
Loss on disposal of property, plant, and equipment	77	41
Stock-based compensation	3,357	3,310
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	(2,323)	(12,908)
Net inventories	17,550	(57,697)
Accounts payable	(20,953)	(33,196)
Accrued compensation	(2,559)	(19,322)
Accrued income taxes	8,423	14,396
Federal excise tax	(4,036)	737
Pension and other postretirement benefits	(4,841)	579
Other assets and liabilities	4,170	26,772
Cash provided by (used for) operating activities	38,909	(22,158)
Investing Activities:
Capital expenditures	(16,430)	(21,006)
Acquisition of businesses, net of cash acquired	—	(405,943)
Proceeds from the disposition of property, plant, and equipment	13	34
Cash used for investing activities	(16,417)	(426,915)
Financing Activities:
Borrowings on line of credit	145,000	115,000
Payments made on line of credit	(150,000)	(25,000)
Proceeds from issuance of long-term debt	—	307,500
Payments made on long-term debt	(8,000)	(8,000)
Payments made for debt issuance costs	(1,805)	(3,660)
Purchase of treasury shares	—	(22,058)
Proceeds from employee stock compensation plans	298	—
Cash provided by (used for) financing activities	(14,507)	363,782
Effect of foreign exchange rate fluctuations on cash	490	(401)
(Decrease) increase in cash and cash equivalents	8,475	(85,692)
Cash and cash equivalents at beginning of period	45,075	151,692
Cash and cash equivalents at end of period	$53,550	$66,000

Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$5,598	$2,065
Non-cash financing activity:
Treasury shares purchased included in other accrued liabilities	$—	$998

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive income (loss)	—	—	—	29,124	(3,837)	—	25,287
Restricted stock grants net of forfeitures	(11,344)	—	(141)	—	—	37	(104)
Share-based compensation	—	—	3,310	—	—	—	3,310
Restricted stock vested and shares withheld	912	—	(71)	—	—	(548)	(619)
Treasury stock purchased	(461,525)	—	—	—	—	(22,277)	(22,277)
Other	5,277	(5)	—	—	—	—	(5)
Balance, July 3, 2016	60,359,234	$603	$1,746,469	$195,545	$(114,051)	$(162,807)	$1,665,759

Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive income	—	—	—	16,652	5,814	—	22,466
Exercise of stock options	18,476	—	(465)	—	—	763	298
Restricted stock grants net of forfeitures	(16,286)	—	(89)	—	—	(357)	(446)
Share-based compensation	—	—	3,357	—	—	—	3,357
Restricted stock vested and shares withheld	6,827	—	(423)	—	—	177	(246)
Employee stock purchase plan	6,510	—	(130)	—	—	269	139
Other	688	(1)	(34)	—	—	35	—
Balance, July 2, 2017	57,030,534	$570	$1,755,119	$(91,381)	$(107,178)	$(286,497)	$1,270,633
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter ended July 2, 2017
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer, and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2017.

Basis of Presentation.   Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“fiscal 2017”). Management is responsible for the condensed consolidated financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of July 2, 2017 and March 31, 2017, our results of operations and cash flows for the quarters ended July 2, 2017 and July 3, 2016.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. The new guidance will be effective for the company in the first quarter of our fiscal 2019 (beginning April 1, 2018). We continue to assess the impact of the standard on our financial statements. We currently believe that the majority of our businesses and revenue streams will not be impacted; although there could be minor changes to the timing of recognition of revenues related to warranty and certain discount programs. We tentatively plan to adopt this standard using the modified retrospective transition method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by reporting most leases on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would apply in the first quarter of our fiscal 2020. We are in the process of evaluating the effect of adoption on our financial statements.

Other than those noted above and in our fiscal 2017 financial statements, there are no other new accounting pronouncements that are expected to have a significant impact on our condensed consolidated financial statements.

2. Fair Value of Financial Instruments
The current authoritative guidance on fair value prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and requires disclosures about the use of fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
Interest rate swaps—We periodically enter into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. The fair value of those swaps is determined using a pricing model based on observable inputs for similar instruments and other market assumptions. We consider these to be Level 2 instruments. See Note 10 for further details.
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. As of July 2, 2017, there was no value for the contingent consideration related to the Jimmy Styks acquisition. See Note 4 for further details.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	July 2, 2017		March 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$360,252	$350,000	$341,250
Variable-rate debt	770,000	770,000	783,000	783,000

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

In computing EPS for the quarters ended July 2, 2017 and July 3, 2016, earnings, as reported for each respective period, is divided by:

	Quarter ended
(in thousands)	July 2, 2017	July 3, 2016
Basic EPS shares outstanding	56,916	60,384
Dilutive effect of stock-based awards	41	331
Diluted EPS shares outstanding	56,957	60,715
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	358	71
Share Repurchases
In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. Our Board of Directors then authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018, which was completed during fiscal 2017. The purchase authorization allowed for the shares to be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. We had no repurchases of shares during the quarter ended July 2, 2017. During the quarter ended July 3, 2016, we repurchased 461,525 shares for $22,277.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

4. Acquisitions

In accordance with the accounting standards for business combinations, the results of acquired businesses are included in our consolidated condensed financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.

Acquisition of Camp Chef

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000 subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date, and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the three-year measurement period and paid at each milestone date. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. A majority of the goodwill generated in this acquisition will be deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Acquisition of Action Sports

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272, using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of July 2, 2017, the value of the future contingent consideration was $4,886. The increase from the original estimate was primarily a result of improved profitability forecasts over the remainder of the earnout period.

Action Sports remains headquartered in Scotts Valley, California and operates facilities primarily in the U.S., Canada, and Asia. The acquisition of Action Sports includes more than 600 employees worldwide. The purchase price allocation was finalized in the fourth quarter of fiscal 2017. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Allocation of Consideration Transferred to Net Assets Acquired for Action Sports:

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities for our acquisition of Action Sports. The purchase price allocation was completed during the quarter ended March 31, 2017.

Action Sports Final Purchase Price Allocation:

	April 1, 2016
Purchase price net of cash acquired:
Cash paid		$400,000
Estimated earnout value		4,272
Cash received for working capital		(1,289)
Total purchase price		402,983
Fair value of assets acquired:
Receivables	$78,090
Inventories	56,527
Tradename, customer relationship, and technology intangibles	155,100
Property, plant, and equipment	34,114
Other assets	6,425
Total assets	330,256
Fair value of liabilities assumed:
Accounts payable	30,240
Deferred tax liabilities	43,991
Other liabilities	33,168
Total liabilities	107,399
Net assets acquired		222,857
Goodwill		$180,126

5. Net Receivables
Net receivables are summarized as follows:

	July 2, 2017	March 31, 2017
Trade receivables	$477,080	$472,233
Other receivables	2,106	3,136
Less: allowance for doubtful accounts and discounts	(24,397)	(24,654)
Net receivables	$454,789	$450,715
As of July 2, 2017 and March 31, 2017, Walmart represented 17% and 13%, respectively, of the total trade receivables balance. No other customer represented more than 10% of total trade receivables balance as of July 2, 2017 and March 31, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

6. Net Inventories
Net inventories consist of the following:

	July 2, 2017	March 31, 2017
Raw materials	$103,862	$101,635
Work in process	47,212	51,004
Finished goods	391,806	410,156
Net inventories	$542,880	$562,795

We consider inventories to be long term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet within deferred charges and other non-current assets and totaled $27,949 and $23,504 as of July 2, 2017 and March 31, 2017, respectively. The long-term inventories are recorded net of inventory reserves of $17,844 and $18,759 as of July 2, 2017 and March 31, 2017, respectively.

7. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	July 2, 2017	March 31, 2017
Pension and other postretirement benefits	$(59,709)	$(56,929)
Derivatives	23	—
Cumulative translation adjustment	(47,492)	(56,063)
Total AOCL	$(107,178)	$(112,992)
The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended July 2, 2017
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$—	$(56,929)	$(56,063)	$(112,992)
Net actuarial losses reclassified from AOCL (1)	—	1,122	—	1,122
Prior service costs reclassified from AOCL (1)		(274)	—	(274)
Valuation adjustment for pension and postretirement benefit plans(2)	—	(3,628)	—	(3,628)
Net increase in fair value of derivatives	23	—	—	23
Net change in cumulative translation adjustment	—	—	8,571	8,571
Ending balance in AOCL	$23	$(59,709)	$(47,492)	$(107,178)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	See Note 11 for a description of the pension curtailment gain recognized in the quarter ended July 2, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

	Quarter ended July 3, 2016
	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(63,667)	$(46,547)	$(110,214)
Net actuarial losses reclassified from AOCL (1)	1,236	—	1,236
Prior service costs reclassified from AOCL (1)	(274)	—	(274)
Net change in cumulative translation adjustment	—	(4,799)	(4,799)
Ending balance in AOCL	$(62,705)	$(51,346)	$(114,051)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2017	$652,896	$204,735	$857,631
Effect of foreign currency exchange rates	3,331	152	3,483
Balance, July 2, 2017	$656,227	$204,887	$861,114
The goodwill recorded within the Outdoor Products segment is presented net of $401,706 of accumulated impairment losses of which $47,791 was recorded prior to fiscal 2015 and $353,915 was recorded in fiscal 2017. The goodwill recorded within the Shooting Sports segment is presented net of $41,020 of accumulated impairment losses, which were recorded in fiscal 2015.
Net intangibles consisted of the following:

	July 2, 2017			March 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$106,159	$(18,986)	$87,173	$106,159	$(17,048)	$89,111
Patented technology	19,066	(7,978)	11,088	19,066	(7,703)	11,363
Customer relationships and other	372,966	(85,355)	287,611	371,099	(78,010)	293,089
Total	498,191	(112,319)	385,872	496,324	(102,761)	393,563
Non-amortizing trade names	314,967	—	314,967	314,967	—	314,967
Net intangibles	$813,158	$(112,319)	$700,839	$811,291	$(102,761)	$708,530

The assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.6 years. The amount of amortizing tradename and technology intangible assets for the Outdoor Products segment is presented net of a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products and Shooting Sports segments are presented net of impairment losses of $34,230 recorded in fiscal 2017 and $11,200 recorded in fiscal 2015, respectively. Amortization expense for the quarters ended July 2, 2017 and July 3, 2016 was $9,110 and $10,106, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

We expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2018	$27,666
Fiscal 2019	34,144
Fiscal 2020	33,317
Fiscal 2021	33,301
Fiscal 2022	33,293
Thereafter	224,151
Total	$385,872

9. Other Current and Non-current Liabilities
Other current and non-current liabilities consisted of the following:

	July 2, 2017	March 31, 2017
Other current liabilities:
Accrual for in-transit inventory	$25,427	$17,505
Rebate	22,433	19,325
Other	82,162	86,096
Total other current liabilities	$130,022	$122,926

Other non-current liabilities:
Non-current portion of accrued income tax liability	$33,469	$32,842
Other	37,891	38,204
Total other non-current liabilities	$71,360	$71,046
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

Balance, March 31, 2017	$10,014
Payments made	(915)
Warranties issued	1,274
Changes related to preexisting warranties	89
Balance, July 2, 2017	$10,462

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	July 2, 2017	March 31, 2017
Credit Agreement:
Term Loan	$600,000	$608,000
Revolving Credit Facility	170,000	175,000
Total principal amount of Credit Agreement	770,000	783,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	1,120,000	1,133,000
Less: unamortized deferred financing costs	(12,825)	(11,748)
Carrying amount of long-term debt	1,107,175	1,121,252
Less: current portion	(32,000)	(32,000)
Carrying amount of long-term debt, excluding current portion	$1,075,175	$1,089,252

Credit Agreement

On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of July 2, 2017, the base rate margin was 1.00% and the Eurodollar margin was 2.00%. The weighted average interest rate for our borrowings under the Credit Agreement as of July 2, 2017 was 3.22%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.35%. As of July 2, 2017, we had $170,000 in borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $25,854, which reduced amounts available on the Revolving Credit Facility to $204,146. Debt issuance costs of approximately $14,000 are being amortized over the term of the Credit Agreement.

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

During the quarter ended July 2, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to amend, among other things, certain financial covenants. The Amendment provides that the Consolidated Leverage Ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 4.75 to 1.00; (ii) from March 31, 2019 through December 29, 2019, 4.25 to 1.00; and (iii) from March 31, 2020 and thereafter, 4.00 to 1.00. The Amendment also provides that the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) from July 2, 2017 through December 30, 2018, 3.50 to 1.00; and (ii) from March 31, 2019 and thereafter, 3.00 to 1.00. In addition, the limitation on Restricted Payments (as defined in the Credit Agreement) was amended so that it is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2017. The rate at which borrowings under the Revolving Credit Facility and Term A Loan bear interest was also amended so that borrowings bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 1.50%, or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 2.50%, with both margins varying depending on our Consolidated Leverage Ratio. We are also required to continue to pay a commitment fee for unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.25% to 0.45% per annum depending on our Consolidated Leverage Ratio. Debt

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

issuance costs related to the Amendment of approximately $1,800 are being amortized over the remaining term of the Credit Agreement.

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

Rank and Guarantees

The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V.. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

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

Interest Rate Swaps

During the quarter ended July 2, 2017, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. At July 2, 2017, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$2	1.519%	1.226%	June 2019
Non-amortizing swap	100,000	35	1.629%	1.226%	June 2020

The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, for the quarters ended July 2, 2017 and July 3, 2016 totaled $16,197 and $17,236, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

11. Employee Benefit Plans
The expense for employee benefit plans for the quarters ended July 2, 2017 and July 3, 2016 was $1,431 and $1,690, respectively. In addition to the employee benefit expense for the quarter ended July 2, 2017, we recognized a one-time gain of $5,783 associated with the pension curtailment, as discussed below. In aggregate, we recorded a net gain of $4,352 and an expense of $1,690 for the employee benefit plans during the quarters ended July 2, 2017 and July 3, 2016, respectively.
Employer Contributions. During the quarter ended July 2, 2017, we made the legally required contribution of $1,600 directly to the pension trust, and no contributions to our other postretirement benefit plans. We made no distributions directly to retirees under the non-qualified supplemental executive retirement plan. During the quarter ended July 3, 2016, we contributed $1,100 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $12 to retirees under the non-qualified supplemental executive retirement plan. We expect to make $7,200 in additional contributions directly to the pension trust, and we expect to contribute approximately $159 to our other postretirement benefit plans, and distribute approximately $11,125 directly to retirees under our non-qualified supplemental executive retirement plans, during the remainder of fiscal 2018.
Pension Curtailment. In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. The benefits under the affected plans are determined by a cash balance formula that provides participating employees with an annual “pay credit” as a percentage of their eligible pay based on their age and eligible service. The curtailment is effective July 31, 2017, with employees receiving a pro-rated pay credit for 2017 and no future pay credits beginning in 2018.  However, a participating employee’s benefit will continue to grow based on annual interest credits applied to the employee’s cash balance account until commencement of the employee’s benefit. As a result of the changes, we recognized a one-time gain of $5,783 during the quarter ended July 2, 2017.
12. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended July 2, 2017 and July 3, 2016 represent effective tax rates of 38.2% and 38.2%, respectively. There was no change in the rate from the prior year quarter because of nondeductible acquisition costs in the prior year being offset by lower deductions in the current year related to stock based compensation.

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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions which included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off we are filing income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2010. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS is also currently auditing our tax return for the period that begins after the Spin-Off (February 9, 2015) and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,681 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,776.

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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $747 and $750 as of July 2, 2017 and March 31, 2017, respectively.
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
14. Condensed Consolidating Financial Statements

The 5.875% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended July 2, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$539,559	$50,697	$(21,507)	$568,749
Cost of sales	—	410,957	33,229	(21,995)	422,191
Gross profit	—	128,602	17,468	488	146,558
Operating expenses:
Research and development	—	7,791	—	—	7,791
Selling, general, and administrative	—	87,296	12,130	—	99,426
Income before interest and income taxes	—	33,515	5,338	488	39,341
Equity in income of subsidiaries	24,399	3,965	—	(28,364)	—
Interest expense, net	(12,393)	—	—	—	(12,393)
Income before income taxes	12,006	37,480	5,338	(27,876)	26,948
Income tax provision (benefit)	(4,646)	13,081	1,706	155	10,296
Net income	$16,652	$24,399	$3,632	$(28,031)	$16,652
Other comprehensive income, net of tax:
Net income (from above)	$16,652	$24,399	$3,632	$(28,031)	$16,652
Total other comprehensive income	5,814	5,814	8,571	(14,385)	5,814
Comprehensive income	$22,466	$30,213	$12,203	$(42,416)	$22,466

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended July 3, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$599,314	$54,594	$(23,639)	$630,269
Cost of sales	—	445,549	36,742	(23,399)	458,892
Gross profit	—	153,765	17,852	(240)	171,377
Operating expenses:
Research and development	—	7,831	—	—	7,831
Selling, general, and administrative	—	90,616	13,828	—	104,444
Income before interest and income taxes	—	55,318	4,024	(240)	59,102
Equity in income of subsidiaries	36,601	2,459	—	(39,060)	—
Interest expense, net	(11,963)	—	—	—	(11,963)
Income before income taxes	24,638	57,777	4,024	(39,300)	47,139
Income tax provision (benefit)	(4,486)	21,176	1,408	(83)	18,015
Net income	$29,124	$36,601	$2,616	$(39,217)	$29,124
Other comprehensive income (loss), net of tax:
Net income (from above)	$29,124	$36,601	$2,616	$(39,217)	$29,124
Total other comprehensive (loss)	(3,837)	(3,837)	(4,799)	8,636	(3,837)
Comprehensive income (loss)	$25,287	$32,764	$(2,183)	$(30,581)	$25,287

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	July 2, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$30,596	$22,954	$—	$53,550
Net receivables	—	412,794	41,995	—	454,789
Due from affiliates, current	—	1,027	—	(1,027)	—
Net inventories	—	491,742	55,660	(4,522)	542,880
Income tax receivable	—	12,991	1,640	3,313	17,944
Other current assets	—	24,038	2,601	—	26,639
Total current assets	—	973,188	124,850	(2,236)	1,095,802
Net property, plant, and equipment	—	263,280	9,493	—	272,773
Investment in subsidiaries	2,571,297	204,266	—	(2,775,563)	—
Goodwill	—	749,898	111,216	—	861,114
Net intangible assets	—	668,165	32,674	—	700,839
Long-term due from affiliates	—	235,466	—	(235,466)	—
Deferred charges and other non-current assets	—	24,869	5,910	—	30,779
Total assets	$2,571,297	$3,119,132	$284,143	$(3,013,265)	$2,961,307
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	95,138	6,960	—	102,098
Due to affiliates, current	—	—	1,027	(1,027)	—
Accrued compensation	—	28,817	2,956	—	31,773
Federal excise tax	—	24,318	1,774	—	26,092
Other accrued liabilities	—	115,921	14,101	—	130,022
Total current liabilities	32,000	264,194	26,818	(1,027)	321,985
Long-term debt	1,075,175	—	—	—	1,075,175
Deferred income tax liabilities	—	150,452	7,336	1,656	159,444
Accrued pension and postemployment benefits	—	62,710	—	—	62,710
Long-term due to affiliates	193,489	—	41,977	(235,466)	—
Other long-term liabilities	—	69,688	1,672	—	71,360
Total liabilities	1,300,664	547,044	77,803	(234,837)	1,690,674
Equity
Total stockholders' equity	1,270,633	2,572,088	206,340	(2,778,428)	1,270,633
Total liabilities and stockholders' equity	$2,571,297	$3,119,132	$284,143	$(3,013,265)	$2,961,307

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,027	$22,048	$—	$45,075
Net receivables	—	409,177	41,538	—	450,715
Due from affiliates, current	—	1,787	—	(1,787)	—
Net inventories	—	510,754	57,050	(5,009)	562,795
Income tax receivable	—	22,394	1,303	1,961	25,658
Other current assets	—	23,177	2,427	—	25,604
Total current assets	—	990,316	124,366	(4,835)	1,109,847
Net property, plant, and equipment	—	262,711	9,635	—	272,346
Investment in subsidiaries	2,552,948	196,547	—	(2,749,495)	—
Goodwill	—	749,898	107,733	—	857,631
Net intangible assets	—	676,576	31,954	—	708,530
Long-term due from affiliates	—	230,669	—	(230,669)	—
Deferred charges and other non-current assets	—	23,482	4,911	—	28,393
Total assets	$2,552,948	$3,130,199	$278,599	$(2,984,999)	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	117,650	10,068	—	127,718
Due to affiliates, current	—	—	1,787	(1,787)	—
Accrued compensation	—	30,173	3,490	—	33,663
Federal excise tax	—	29,042	1,040	—	30,082
Other accrued liabilities	—	110,321	12,605	—	122,926
Total current liabilities	32,000	287,186	28,990	(1,787)	346,389
Long-term debt	1,089,252	—	—	—	1,089,252
Deferred income tax liabilities	—	153,636	6,979	150	160,765
Accrued pension and postemployment benefits	—	64,230	—	—	64,230
Long-term due to affiliates	186,631	—	44,038	(230,669)	—
Other long-term liabilities	—	69,384	1,662	—	71,046
Total liabilities	1,307,883	574,436	81,669	(232,306)	1,731,682
Equity
Total stockholders' equity	1,245,065	2,555,763	196,930	(2,752,693)	1,245,065
Total liabilities and stockholders' equity	$2,552,948	$3,130,199	$278,599	$(2,984,999)	$2,976,747

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter ended July 2, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(7,018)	$40,269	$5,658	$—	$38,909
Investing Activities:
Capital expenditures	—	(16,248)	(182)	—	(16,430)
Due from affiliates	—	(16,452)	—	16,452	—
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Proceeds from the disposition of property, plant, and equipment	—	—	13	—	13
Cash provided by (used for) investing activities	—	(32,700)	(169)	16,452	(16,417)
Financing Activities:
Due to affiliates	21,525	—	(5,073)	(16,452)	—
Borrowings on line of credit	145,000	—	—	—	145,000
Payments made on line of credit	(150,000)	—	—	—	(150,000)
Payments made on long-term debt	(8,000)	—	—	—	(8,000)
Payments made for debt issuance costs	(1,805)	—	—	—	(1,805)
Proceeds from employee stock compensation plans	298	—	—	—	298
Cash provided by (used for) financing activities	7,018	—	(5,073)	(16,452)	(14,507)
Effect of foreign exchange rate fluctuations on cash	—	—	490	—	490
Increase in cash and cash equivalents	—	7,569	906	—	8,475
Cash and cash equivalents at beginning of period	—	23,027	22,048	—	45,075
Cash and cash equivalents at end of period	$—	$30,596	$22,954	$—	$53,550

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter ended July 3, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(5,830)	$(17,028)	$700	$—	$(22,158)
Investing Activities:
Capital expenditures	—	(20,179)	(827)	—	(21,006)
Due from affiliates	—	(51,322)	—	51,322	—
Acquisition of businesses, net of cash acquired	(409,558)	3,228	387	—	(405,943)
Proceeds from the disposition of property, plant, and equipment	—	22	12	—	34
Cash used for investing activities	(409,558)	(68,251)	(428)	51,322	(426,915)
Financing Activities:
Due to affiliates	51,606	—	(284)	(51,322)	—
Borrowings on line of credit	115,000	—	—	—	115,000
Payments made on line of credit	(25,000)	—	—	—	(25,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(8,000)	—	—	—	(8,000)
Payments made for debt issuance costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(22,058)	—	—	—	(22,058)
Cash provided by (used for) financing activities	415,388	—	(284)	(51,322)	363,782
Effect of foreign exchange rate fluctuations on cash	—	—	(401)	—	(401)
(Decrease) increase in cash and cash equivalents	—	(85,279)	(413)	—	(85,692)
Cash and cash equivalents at beginning of period	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of period	$—	$48,224	$17,776	$—	$66,000

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

15. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. It is impractical to report revenues from external customers by product category due to certain significant sales deductions including volume rebates and discounts that are not attributed to product categories. Each segment is described below:

•
Outdoor Products, which generated 51% of our external sales in the quarter ended July 2, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated 49% of our external sales in the quarter ended July 2, 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Walmart contributed 15% and 14% of our sales in the quarters ended July 2, 2017 and July 3, 2016, respectively. No other single customer contributed 10% or more of our sales in the quarters ended July 2, 2017 and July 3, 2016.
The following summarizes our results by segment:

	Quarter ended
	July 2, 2017	July 3, 2016
Sales to external customers:
Outdoor Products	$289,983	$287,465
Shooting Sports	278,766	342,804
Total sales to external customers	$568,749	$630,269

Gross Profit
Outdoor Products	$76,510	$80,897
Shooting Sports	70,318	90,834
Corporate	(270)	(354)
Total gross profit	$146,558	$171,377
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $861 and $1,117 for the quarters ended July 2, 2017 and July 3, 2016, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

16. Subsequent Events
With the retirement of Chairman and CEO, Mark DeYoung, from the Company and the Board of Directors, the Board of Directors elected Michael Callahan, Vista Outdoor's then Lead Independent Director, to serve as interim Chairman and Chief Executive Officer effective July 11, 2017. On August 1, 2017, the independent members of the Board appointed Ambassador April H. Foley as lead independent director.

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

•
general economic and business conditions in the United States and our other markets, including employment levels, consumer confidence and spending, the conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers;

•	our ability to attract and retain key personnel and maintain and grow our relationships with customers, suppliers and other business partners;

•
our ability to adapt our products to changes in technology, the marketplace and customer preferences, including our ability to respond to shifting preferences of the end consumer from brick and mortar retail to online retail;

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

This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Additional information regarding these factors may be contained in our subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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
As of July 2, 2017, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, Vista Outdoor's Chief Executive Officer. As of July 2, 2017, Vista Outdoor's two operating segments were:

•
Outdoor Products, which generated 51% of our external sales in the quarter ended July 2, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated 49% of our external sales in the quarter ended July 2, 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2018 financial results included the following:
Financial highlights for the quarter ended July 2, 2017

•
In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. As a result of the changes, we recognized a one-time gain of $5,783 during the quarter ended July 2, 2017. See Note 11 Employee Benefit Plans for additional information.

•
Quarterly sales were $568,749 and $630,269 for the quarters ended July 2, 2017 and July 3, 2016, respectively. The decrease in sales was driven principally by a decrease of $64,038 in the Shooting Sports segment for the reasons described below. A challenging retail market drove a decrease in organic sales in the Outdoor Products segment that was offset by an increase of $21,112 due to the acquisition of Camp Chef.

•
Gross profit was $146,558 and $171,377 for the quarters ended July 2, 2017 and July 3, 2016, respectively. Gross profit decreased in the current quarter for both segments as a result of lower sales volume, additional sales incentives and unfavorable mix.

•
The current quarter's tax rate of 38.2% was consistent with the tax rate of 38.2% in the quarter ended July 3, 2016. There was no change in the rate from the prior year quarter because of nondeductible acquisition costs in the prior year being offset by lower deductions in the current year related to stock based compensation.

Other notable events in fiscal 2018

•
On May 9, 2017, we entered into an agreement to amend the Credit Agreement (the "Amendment"), which increased our maximum consolidated leverage ratio (as defined in the Credit Agreement) to 4.75 to 1.00, which will step down to 4.25 to 1.00 as of March 31, 2019, and to 4.00 to 1.00 as of March 31, 2020, as well as added a maximum senior consolidated leverage ratio (as defined in the Credit Agreement) of 3.50 to 1.00, which will step down to 3.00 as of March 31, 2019. The Credit Agreement provides that borrowings shall bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 1.50%, or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 2.50%, with either margin varying depending on our consolidated leverage ratio. Debt issuance costs related to the Amendment of approximately $1,800 will be amortized over the remaining term of the Credit Agreement.

•	In May 2017, we signed a long-term agreement with Orbital ATK for the supply of ammunition products produced at the Lake City Army Ammunition Plant through September 2020.

Outlook

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal year, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that resulted in a deeper discounting of our products. These market pressures became particularly pronounced during the latter half of the third fiscal quarter of fiscal 2017. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue throughout fiscal 2018. Given these market conditions, we are taking appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured products across both operating segments. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and we anticipate introducing new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports related products currently represent just under half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. During the later months of fiscal 2017 and continuing into fiscal 2018, we believe the market has softened due to developments in the political environment. The Shooting Sports industry historically has been a cyclical business with previous market declines lasting 12-24 months. Given these market conditions, we are taking actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. We believe our critical accounting policies are those related to:

•	revenue recognition,

•	allowance for doubtful accounts,

•	inventories,

•	income taxes,

•	acquisitions, and

•	accounting for goodwill and indefinite lived intangibles.

The accounting policies used in preparing our interim fiscal 2018 consolidated financial statements are the same as those described in our Annual Report on Form 10-K.
Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.

Acquisitions

We had no acquisitions during the quarter ended July 2, 2017 and the following acquisitions during fiscal 2017:

•
Camp Chef—On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments on the first, second and third anniversary of the closing date and $10,000 will be payable if incremental profitability growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the measurement period and paid at each milestone date.

•
Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 utilizing the Black Scholes option pricing model; the total amount paid may differ from this value. Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The acquisition of Action Sports added more than 600 employees worldwide.

Sales
Walmart contributed 15% and 14% of our sales in the quarters ended July 2, 2017 and July 3, 2016, respectively. No other single customer contributed 10% or more of our sales in the quarters ended July 2, 2017 and July 3, 2016.
The following is a summary of each operating segment's sales:

	Quarter ended
	July 2, 2017	July 3, 2016	$ Change	% Change
Outdoor Products	$289,983	$287,465	$2,518	0.9%
Shooting Sports	278,766	342,804	(64,038)	(18.7)%
Total external sales	$568,749	$630,269	$(61,520)	(9.8)%
The total change in net sales was driven by the changes within the operating segments as described below.
Outdoor Products.    The increase in sales was driven by sales of $21,112 from the acquisition of Camp Chef partially offset by lower organic sales across most product lines as a result of a challenging retail environment.
Shooting Sports.    The decrease in sales was driven by lower demand in the market for firearms and ammunition across all product lines.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended
Cost of sales	July 2, 2017	July 3, 2016	$ Change	% Change
Outdoor Products	$213,473	$206,568	$6,905	3.3%
Shooting Sports	208,448	251,970	(43,522)	(17.3)%
Corporate	270	354	(84)	(23.7)%
Total cost of sales	$422,191	$458,892	$(36,701)	(8.0)%

	Quarter ended
Gross profit	July 2, 2017	July 3, 2016	$ Change	% Change
Outdoor Products	$76,510	$80,897	$(4,387)	(5.4)%
Shooting Sports	70,318	90,834	(20,516)	(22.6)%
Corporate	(270)	(354)	84	(23.7)%
Total gross profit	$146,558	$171,377	$(24,819)	(14.5)%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Outdoor Products.    The decrease in gross profit was driven by lower sales and increased promotional activity across various product lines, partially offset by the profit impact of $6,519 due to the acquisition of Camp Chef.
Shooting Sports.    The decrease in gross profit was primarily caused by the lower sales volume described above, additional sales incentive programs, and unfavorable changes in product mix in the current year.
Corporate.    The change in corporate gross profit was not material.
Operating Expenses

	Quarter ended
	July 2, 2017	As a % of Sales	July 3, 2016	As a % of Sales	$ Change
Research and development	$7,791	1.4%	$7,831	1.2%	$(40)
Selling, general, and administrative	99,426	17.5%	104,444	16.6%	(5,018)
Total operating expenses	$107,217	18.9%	$112,275	17.8%	$(5,058)
Operating expenses decreased $5,058 from the prior-year period primarily due to lower selling, general, and administrative expenses driven by the favorable impact of the pension curtailment in the quarter ended July 2, 2017 as described further in Note 11 Employee Benefit Plans.
Net Interest Expense

	Quarter ended
	July 2, 2017	July 3, 2016	$ Change	% Change
Interest Expense	$12,393	$11,963	$430	3.6%
The increase was due to our debt balances being higher than the prior year period as well as a higher average interest rate on debt, partially offset by the absence of the write-off of deferred financing fees.

Income Tax Provision

	Quarter ended
	July 2, 2017	Effective Rate	July 3, 2016	Effective Rate	$ Change
Income taxes	$10,296	38.2%	$18,015	38.2%	$(7,719)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for each of the quarters ended July 2, 2017 and July 3, 2016 represent an effective tax rate of 38.2%. There was no change in the rate from the prior year quarter because of nondeductible acquisition costs in the prior year being offset by lower deductions in the current year related to stock based compensation.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows for the quarters ended July 2, 2017 and July 3, 2016 are summarized as follows:

	July 2, 2017	July 3, 2016
Cash provided by (used for) operating activities	$38,909	$(22,158)
Cash used for investing activities	(16,417)	(426,915)
Cash provided by (used for) financing activities	(14,507)	363,782
Effect of foreign exchange rate fluctuations on cash	490	(401)
Net cash flows	$8,475	$(85,692)
Operating Activities
Cash provided by operating activities was $38,909 in the quarter ended July 2, 2017 compared to a use of cash of $22,158 in the prior year period, a change of $61,067. The change from the prior year period was primarily a result of favorable changes in working capital balances. The change in working capital was driven primarily by reduced inventories.
Investing Activities
Cash used for investing activities was $16,417 compared to $426,915 in the prior year period, a change of $410,498. The change is driven by the acquisition of Action Sports in the prior period.
Financing Activities
Cash used for financing activities was $14,507 in the current period, compared to cash provided by financing activities of $363,782 in the prior year period, a change of $378,289. This change was primarily driven by cash from the issuance of long-term debt of $307,500 in the prior period and additional net borrowings on the revolving credit facility in the prior period.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, any share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal and interest payments due under the Credit Agreement, as well as interest payments on the 5.875% Notes, as discussed further below.
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
Long-Term Debt and Credit Agreement
As of July 2, 2017, our indebtedness consisted of the following:

July 2, 2017
Credit Agreement:
Term Loan	$600,000
Revolving Credit Facility	170,000
Total principal amount of Credit Agreement	770,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	1,120,000
Less: Unamortized deferred financing costs	(12,825)
Carrying amount of long-term debt	1,107,175
Less: current portion	(32,000)
Carrying amount of long-term debt, excluding current portion	$1,075,175

Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 46.8% as of July 2, 2017.

See Note 10, “Long-term Debt,” to the condensed consolidated financial statements in Part I, Item 1 of this report for a detailed discussion of the 5.875% Notes and the Credit Agreement.
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

The Credit Agreement contains covenants that require us to maintain a minimum consolidated interest coverage ratio, as well as a consolidated leverage ratio and a consolidated senior leverage ratio (all of which are defined in the Credit Agreement) below certain thresholds. Our financial covenant ratios as of July 2, 2017 were as follows:

	Interest Coverage Ratio*	Total Leverage Ratio†	Senior Leverage Ratio†
Requirement	3.00	4.75	3.50
Actual	7.45	3.58	2.46
* Not to be below the required financial ratio
† Not to exceed the required financial ratio
The Total Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of

EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of our senior debt plus financial letters of credit and surety bonds, in each case secured by liens on any of our or our subsidiaries’ property or assets, net of up to $75,000 of cash, divided by Covenant EBITDA for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by pro forma interest expense (excluding amortization or write-off of deferred financing costs).
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
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of July 2, 2017, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in net income, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Share Repurchases
In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. Our Board of Directors then authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018, which was completed during fiscal 2017.

We made no share repurchases during the quarter ended July 2, 2017. During the quarter ended July 3, 2016, we repurchased 461,525 shares for $22,277.
Any additional repurchases would be subject to approval of a new share repurchase program, market conditions, and our compliance with our debt covenants, as described above.
Other Contractual Obligations and Commitments

Other than the additional debt noted previously, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2017.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Walmart contributed 15% and 14% of our sales in the quarters ended July 2, 2017 and July 3, 2016, respectively. No other single customer contributed 10% or more of our sales in the quarters ended July 2, 2017 and July 3, 2016.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding the financial instruments is contained in Note 2 to the unaudited condensed consolidated financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 2, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 2, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.
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

4.6*
Third Supplemental Indenture, dated as of December 2, 2016, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.6 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2017).

10.1*
Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of May 9, 2017 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2017).

10.2†	Addendum 6 to Ammunition Products Supply Agreement, dated as of May 5, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC.
10.3†	Addendum 7 to Ammunition Products Supply Agreement, dated as of May 18, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC.
10.4†	Ammunition Supply Agreement, dated as of May 5, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC.
10.5*
Waiver and General Release Agreement, dated as of July 10, 2017 between Vista Outdoor Inc. and Mark W. DeYoung (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2017).

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

† Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA OUTDOOR INC.
Date:	August 10, 2017	By:	/s/ Stephen M. Nolan
			Name:	Stephen M. Nolan
			Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)