Form 10-Q
period 2017-10-01
Vista Outdoor Inc.
filed 2017-11-09
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 6, 2017, there were 57,323,841 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended		Six months ended
(Amounts in thousands except per share data)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales, net	$587,283	$684,312	$1,156,032	$1,314,581
Cost of sales	448,306	498,903	870,497	957,795
Gross profit	138,977	185,409	285,535	356,786
Operating expenses:
Research and development	7,447	8,150	15,238	15,981
Selling, general, and administrative	106,386	102,723	205,812	207,167
Acquisition claim settlement gain, net	—	(30,027)	—	(30,027)
Goodwill and intangibles impairment	152,320	—	152,320	—
Income (loss) before interest and income taxes	(127,176)	104,563	(87,835)	163,665
Interest expense, net	(12,569)	(10,143)	(24,962)	(22,106)
Income (loss) before income taxes	(139,745)	94,420	(112,797)	141,559
Income tax provision (benefit)	(25,040)	21,196	(14,744)	39,211
Net income (loss)	$(114,705)	$73,224	$(98,053)	$102,348
Earnings (loss) per common share:
Basic	$(2.01)	$1.23	$(1.72)	$1.70
Diluted	$(2.01)	$1.22	$(1.72)	$1.69
Weighted-average number of common shares outstanding:
Basic	57,099	59,710	57,041	60,055
Diluted	57,099	60,055	57,041	60,400

Net income (loss) (from above)	$(114,705)	$73,224	$(98,053)	$102,348
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $29 and $162, respectively for the quarter ended, and $192 and $324, respectively, for the six months ended.	(49)	(274)	(323)	(548)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(293) and $(734), respectively, for the quarter ended, and $(959) and $(1,468), respectively, for the six months ended.	493	1,236	1,615	2,472
Valuation adjustment for pension and postretirement benefit plans, net of tax expense of $(2,158) and $0, respectively, for the quarter ended, and $(4) and $0, respectively, for the six months ended.	3,633	—	5	—
Change in derivatives, net of tax expense of $0 and $0, respectively, for the quarter ended, and $(14) and $0, respectively, for the six months ended.	—	—	23	—
Change in cumulative translation adjustment, net of tax expense of $0 and $0, respectively, for the quarter ended and $0 and $0, respectively, for the six months ended	7,101	255	15,672	(4,544)
Total other comprehensive income (loss)	11,178	1,217	16,992	(2,620)
Comprehensive income (loss)	$(103,527)	$74,441	$(81,061)	$99,728

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	October 1, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$50,998	$45,075
Net receivables	502,610	450,715
Net inventories	508,835	562,795
Income tax receivable	15,255	25,658
Other current assets	25,333	25,604
Total current assets	1,103,031	1,109,847
Net property, plant, and equipment	270,711	272,346
Goodwill	721,121	857,631
Net intangible assets	683,737	708,530
Deferred charges and other non-current assets	31,666	28,393
Total assets	$2,810,266	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$32,000
Accounts payable	134,845	127,718
Accrued compensation	35,663	33,663
Federal excise tax	25,822	30,082
Other accrued liabilities	135,640	122,926
Total current liabilities	363,970	346,389
Long-term debt	1,012,941	1,089,252
Deferred income tax liabilities	132,664	160,765
Accrued pension and postemployment benefits	58,069	64,230
Other long-term liabilities	69,079	71,046
Total liabilities	1,636,723	1,731,682
Commitments and contingencies (Notes 11 and 14)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding — 57,277,977 shares as of October 1, 2017 and 57,014,319 shares as of March 31, 2017	573	571
Additional paid-in capital	1,751,192	1,752,903
Accumulated deficit	(206,086)	(108,033)
Accumulated other comprehensive loss	(96,000)	(112,992)
Common stock in treasury, at cost — 6,686,462 shares held as of October 1, 2017 and 6,950,120 shares held as of March 31, 2017	(276,136)	(287,384)
Total stockholders' equity	1,173,543	1,245,065
Total liabilities and stockholders' equity	$2,810,266	$2,976,747
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	October 1, 2017	October 2, 2016
Operating Activities:
Net income (loss)	$(98,053)	$102,348
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	27,503	26,993
Amortization of intangible assets	18,253	20,393
Goodwill and intangibles impairment	152,320	—
Amortization of deferred financing costs	1,494	2,823
Deferred income taxes	(29,425)	(11)
Loss on disposal of property, plant, and equipment	83	—
Stock-based compensation	7,325	6,524
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	(49,967)	(40,122)
Net inventories	52,337	(73,717)
Accounts payable	11,950	(47,574)
Accrued compensation	(246)	(15,651)
Accrued income taxes	12,028	(4,431)
Federal excise tax	(4,335)	2,895
Pension and other postretirement benefits	(3,840)	1,155
Other assets and liabilities	11,737	28,558
Cash provided by operating activities	109,164	10,183
Investing Activities:
Capital expenditures	(31,189)	(31,117)
Acquisition of businesses, net of cash acquired	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	58	66
Cash used for investing activities	(31,131)	(489,200)
Financing Activities:
Borrowings on line of credit	210,000	290,000
Payments made on line of credit	(270,000)	(130,000)
Proceeds from issuance of long-term debt	—	307,500
Payments made on long-term debt	(16,000)	(16,000)
Payments made for debt issuance costs	(1,805)	(3,660)
Purchase of treasury shares	—	(64,961)
Deferred payments for acquisitions	—	(7,136)
Proceeds from employee stock compensation plans	4,237	75
Cash (used for) provided by financing activities	(73,568)	375,818
Effect of foreign exchange rate fluctuations on cash	1,458	(218)
Increase (decrease) in cash and cash equivalents	5,923	(103,417)
Cash and cash equivalents at beginning of period	45,075	151,692
Cash and cash equivalents at end of period	$50,998	$48,275

Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$2,386	$2,746
Non-cash financing activity:
Treasury shares purchased included in other accrued liabilities	$—	$2,385

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive income (loss)	—	—	—	102,348	(2,620)	—	99,728
Exercise of stock options	4,892	—	(147)	—	—	222	75
Restricted stock grants net of forfeitures	(11,173)	—	(271)	—	—	92	(179)
Share-based compensation	—	—	6,524	—	—	—	6,524
Restricted stock vested and shares withheld	4,748	—	(320)	—	—	(423)	(743)
Treasury stock purchased	(1,536,014)	—	—	—	—	(66,567)	(66,567)
Other	5,277	(15)	2,912	—	—	—	2,897
Balance, October 2, 2016	59,293,644	$593	$1,752,069	$268,769	$(112,834)	$(206,695)	$1,701,902

Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive income (loss)	—	—	—	(98,053)	16,992	—	(81,061)
Exercise of stock options	265,160	—	(6,734)	—	—	10,971	4,237
Restricted stock grants net of forfeitures	(63,687)	—	251	—	—	(1,633)	(1,382)
Share-based compensation	—	—	7,325	—	—	—	7,325
Restricted stock vested and shares withheld	48,450	—	(2,200)	—	—	1,319	(881)
Employee stock purchase plan	11,109	—	(220)	—	—	459	239
Other	2,626	2	(133)	—	—	132	1
Balance, October 1, 2017	57,277,977	$573	$1,751,192	$(206,086)	$(96,000)	$(276,136)	$1,173,543
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and six months ended October 1, 2017
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations.    Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer, and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2017.

Basis of Presentation.    Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“fiscal 2017”). Management is responsible for the condensed consolidated financial statements included in this document, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of October 1, 2017 and March 31, 2017, our results of operations for the three and six months ended October 1, 2017 and October 2, 2016, and our cash flows for the six months ended October 1, 2017 and October 2, 2016.

New Accounting Pronouncements.    On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. The new guidance will be effective for the company in the first quarter of our fiscal 2019 (beginning April 1, 2018). We continue to assess the impact of the standard on our financial statements and related disclosures. We currently believe that the financial results from the majority of our businesses will not be impacted; although there could be minor changes to the timing of recognition of revenues related to warranty and certain sales incentive and discount programs. We plan to adopt this standard using the modified retrospective transition method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

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

2. Fair Value of Financial Instruments
The current authoritative guidance on fair value prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and requires disclosures about the use of fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
Interest rate swaps—We periodically enter into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. The fair value of those swaps is determined using a pricing model based on observable inputs for similar instruments and other market assumptions. We consider these to be Level 2 instruments. See Note 11, Long-term Debt, for additional detail.
Foreign currency derivatives—In order to manage our exposure to foreign currency risk, we periodically utilize foreign currency derivatives, which are considered Level 2 instruments. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the quarter ended October 1, 2017, we entered into various foreign currency forward contracts. See Note 3, Derivative Financial Instruments, for additional detail. There were no foreign currency derivatives outstanding as of March 31, 2017.
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. See Note 5, Acquisitions, for further details.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	October 1, 2017		March 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$361,396	$350,000	$341,250
Variable-rate debt	707,000	707,000	783,000	783,000

3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rate, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 11, Long-term Debt, for details on our interest rate swaps. Foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency.
We entered into various foreign currency forward contracts during the quarter ended October 1, 2017. These contracts are used to hedge forecasted cash receipts from customers denominated in foreign currencies and are designated and qualify as effective cash flow hedges. Ineffectiveness with respect to forecasted customer cash receipts is calculated based on changes in the forward rate until the anticipated cash receipt occurs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The fair value of the foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in the financial statements. The gains or losses on the foreign currency forward contracts are recorded in earnings when we settle the contracts with the counterparty.
As of October 1, 2017, we had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Sale of foreign currency:
Euro	8,025
The derivative gains and losses in the unaudited condensed consolidated statements of operations related to foreign currency forward contracts were immaterial. The liability related to the foreign currency forward contracts is immaterial and is recorded as part of other current liabilities.
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

In computing EPS for the three and six months ended October 1, 2017 and October 2, 2016, earnings, as reported for each respective period, is divided by:

	Quarter ended		Six months ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic EPS shares outstanding	57,099	59,710	57,041	60,055
Dilutive effect of stock-based awards	—	345	—	345
Diluted EPS shares outstanding	57,099	60,055	57,041	60,400
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	271	139	271	139
Share Repurchases
In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. In fiscal 2017, our Board of Directors then authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018, which was completed during fiscal 2017. The purchase authorization allowed for the shares to be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. We had no repurchases of shares during the six months ended October 1, 2017. During the three and six months ended October 2, 2016, we repurchased 1,074,489 shares for $44,290 and 1,536,014 shares for $66,567, respectively.
5. Acquisitions

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Acquisition of Camp Chef

On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000 subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 has been deferred and will be paid in equal installments after the first, second and third anniversary of the closing date, and $10,000 will be payable if incremental growth milestones are met and key members of Camp Chef management continue their employment with us. The $10,000 will be expensed over the three-year measurement period and paid at each milestone date. The growth milestones were met for the first year. The purchase price allocation was finalized in the second quarter of fiscal 2018. A majority of the goodwill generated in this acquisition will be deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Acquisition of Action Sports

On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272, using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of October 1, 2017, the value of the future contingent consideration was $3,832. The decrease from the original estimate was primarily a result of reduced profitability forecasts over the remainder of the earn-out period.

Action Sports remains headquartered in Scotts Valley, California and operates facilities primarily in the U.S., Canada, and Asia. The acquisition of Action Sports includes more than 600 employees worldwide. The purchase price allocation was finalized in the fourth quarter of fiscal 2017. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

Current quarter results for acquisitions

For the three and six months ended October 1, 2017, Vista Outdoor recorded sales of approximately $11,640 and $32,751, respectively, and gross profit of approximately $3,428 and $9,947, respectively, associated with the operations of Camp Chef for periods in which it was not part of Vista Outdoor in the comparable prior periods. Vista Outdoor recorded sales of approximately $3,599 for both the three and six months ended October 2, 2016 and gross profit of approximately $711 for both the three and six months ended October 2, 2016 associated with the operations of Camp Chef. The results are reflected in the Outdoor Products segment results.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Allocation of Consideration Transferred to Net Assets Acquired for Action Sports:

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed for our acquisition of Action Sports. The purchase price allocation was completed during the quarter ended March 31, 2017.

Action Sports Final Purchase Price Allocation:

	April 1, 2016
Purchase price net of cash acquired:
Cash paid		$400,000
Estimated earn-out value		4,272
Cash received for working capital		(1,289)
Total purchase price		402,983
Fair value of assets acquired:
Receivables	$78,090
Inventories	56,527
Tradename, customer relationship, and technology intangibles	155,100
Property, plant, and equipment	34,114
Other assets	6,425
Total assets	330,256
Fair value of liabilities assumed:
Accounts payable	30,240
Deferred tax liabilities	43,991
Other liabilities	33,168
Total liabilities	107,399
Net assets acquired		222,857
Goodwill		$180,126

6. Net Receivables
Net receivables are summarized as follows:

	October 1, 2017	March 31, 2017
Trade receivables	$526,124	$472,233
Other receivables	2,719	3,136
Less: allowance for doubtful accounts and discounts	(26,233)	(24,654)
Net receivables	$502,610	$450,715
As of October 1, 2017 and March 31, 2017, Walmart represented 15% and 13%, respectively, of the total trade receivables balance. No other customer represented more than 10% of total trade receivables balance as of October 1, 2017 and March 31, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

7. Net Inventories
Net inventories consist of the following:

	October 1, 2017	March 31, 2017
Raw materials	$105,052	$101,635
Work in process	46,149	51,004
Finished goods	357,634	410,156
Net inventories	$508,835	$562,795

We consider inventories to be long term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $28,899 and $23,504 as of October 1, 2017 and March 31, 2017, respectively.

8. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	October 1, 2017	March 31, 2017
Pension and other postretirement benefits	$(55,632)	$(56,929)
Derivatives	23	—
Cumulative translation adjustment	(40,391)	(56,063)
Total AOCL	$(96,000)	$(112,992)
The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended October 1, 2017				Six months ended October 1, 2017
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$23	$(59,709)	$(47,492)	$(107,178)	$—	$(56,929)	$(56,063)	$(112,992)
Net actuarial losses reclassified from AOCL (1)	—	493	—	493	—	1,615	—	1,615
Prior service costs reclassified from AOCL (1)	—	(49)	—	(49)	—	(323)	—	(323)
Valuation adjustment for pension and postretirement benefit plans(2)	—	3,633	—	3,633		5	—	5
Net increase in fair value of derivatives	—	—	—	—	23	—	—	23
Net change in cumulative translation adjustment	—	—	7,101	7,101	—	—	15,672	15,672
Ending balance in AOCL	$23	$(55,632)	$(40,391)	$(96,000)	$23	$(55,632)	$(40,391)	$(96,000)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	See Note 12, Employee Benefit Plans, for a description of the pension curtailment gain recognized in the quarter ended July 2, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

	Quarter ended October 2, 2016			Six months ended October 2, 2016
	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(62,705)	$(51,346)	$(114,051)	$(63,667)	$(46,547)	$(110,214)
Net actuarial losses reclassified from AOCL (1)	1,236	—	1,236	2,472	—	2,472
Prior service costs reclassified from AOCL (1)	(274)	—	(274)	(548)	—	(548)
Net change in cumulative translation adjustment	—	255	255	—	(4,544)	(4,544)
Ending balance in AOCL	$(61,743)	$(51,091)	$(112,834)	$(61,743)	$(51,091)	$(112,834)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

9. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2017	$652,896	$204,735	$857,631
Impairment	(143,400)	—	(143,400)
Effect of foreign currency exchange rates	6,520	370	6,890
Balance, October 1, 2017	$516,016	$205,105	$721,121
During the quarter ended October 1, 2017, Vista Outdoor recorded a $152,320 impairment of goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units. The company previously anticipated a return to sales growth in fiscal 2018 for these reporting units. However, during the quarter ended October 1, 2017 the company concluded that the return to growth for these reporting units would take longer than previously anticipated as a result of challenging market conditions that have persisted longer than expected. Both reporting units have been adversely affected by customer bankruptcies and consolidations. We see increased downward pressure on sales and margins due to high inventories persisting in the wholesale channels for our Hunting and Shooting Accessories reporting unit, and due to lower consumer participation rates and reduced retail space for our products in the Sports Protection reporting unit.
As a result, we reduced the projected cash flows for these reporting units to reflect the lower expected sales volume and profit margins. Given the reduction in our internal projections for these reporting units, we determined a triggering event had occurred, which indicated it was more likely than not that the fair values of the reporting units were less than the respective book values.
The fair value of both reporting units was determined using both an income and market approach. The value under the income approach is estimated using a discounted cash flow model that requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The estimated value under the income approach is weighted equally against the estimated value under a market approach that reflects the price reasonably expected to be realized from the sale of the reporting unit based on transactions involving comparable companies.
The excess book value over fair value, and resulting goodwill impairment, in our Hunting and Shooting Accessories reporting unit was $69,734. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $7,220 impairment related to our Bushnell and Weaver tradenames. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2%.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The excess book value over fair value, and resulting goodwill impairment, in our Sports Protection reporting unit was $73,666. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $1,700 impairment related to our Giro tradename. We determined the fair value of the indefinite lived tradename using a royalty rate of 3%.
We evaluated our other reporting units and concluded that it was not more likely than not that the book values of the reporting units exceeded their fair values. However, we estimate that the excess of fair value over book value in our Outdoor Recreation and Firearms reporting units is less than 5%. Should the challenging retail environment last longer or be deeper than currently expected, if new product developments do not succeed, or if the discount rate were to increase, it is possible that the estimated fair value of these other reporting units could fall below their book value, which could necessitate further impairment of the goodwill and other intangible assets. We will continue to assess our reporting units for potential triggering events and will perform our annual impairment test as of the first day of the fourth quarter each year.
The goodwill recorded within the Outdoor Products segment is presented net of $545,106 of accumulated impairment losses, of which $47,791 was recorded prior to fiscal 2015 and $353,915 was recorded in fiscal 2017. The goodwill recorded within the Shooting Sports segment is presented net of $41,020 of accumulated impairment losses, which were recorded prior to fiscal 2015. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments, due to the significance of unobservable inputs developed using company-specific information.
Net intangible assets other than goodwill consisted of the following:

	October 1, 2017			March 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$106,159	$(20,925)	$85,234	$106,159	$(17,048)	$89,111
Patented technology	19,066	(8,229)	10,837	19,066	(7,703)	11,363
Customer relationships and other	374,242	(92,623)	281,619	371,099	(78,010)	293,089
Total	499,467	(121,777)	377,690	496,324	(102,761)	393,563
Non-amortizing trade names	306,047	—	306,047	314,967	—	314,967
Net intangible assets	$805,514	$(121,777)	$683,737	$811,291	$(102,761)	$708,530

The amortizable assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.4 years. The amount of amortizing tradename and technology intangible assets for the Outdoor Products segment is presented net of a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products segment is presented net of $8,920 and $34,230 of impairment losses recorded in fiscal 2018 and fiscal 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015. Amortization expense for the quarters ended October 1, 2017 and October 2, 2016 was $9,143 and $10,287, respectively, and for the six months ended October 1, 2017 and October 2, 2016 was $18,253 and $20,393, respectively.

As of October 1, 2017, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2018	$18,444
Fiscal 2019	34,144
Fiscal 2020	33,317
Fiscal 2021	33,301
Fiscal 2022	33,293
Thereafter	225,191
Total	$377,690

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

10. Other Current and Non-current Liabilities

Other current and non-current liabilities consisted of the following:

	October 1, 2017	March 31, 2017
Other current liabilities:
Accrual for in-transit inventory	$27,800	$17,505
Rebate	26,381	19,325
Other	81,459	86,096
Total other current liabilities	$135,640	$122,926

Other non-current liabilities:
Non-current portion of accrued income tax liability	$34,410	$32,842
Other	34,669	38,204
Total other non-current liabilities	$69,079	$71,046
We provide consumer warranties against manufacturing defects on certain products within the Outdoor Products and Shooting Sports segments with warranty periods ranging typically from one year to a lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the period presented:

Balance, March 31, 2017	$10,014
Payments made	(2,361)
Warranties issued	2,249
Changes related to preexisting warranties	170
Balance, October 1, 2017	$10,072
11. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	October 1, 2017	March 31, 2017
Credit Agreement:
Term Loan	$592,000	$608,000
Revolving Credit Facility	115,000	175,000
Total principal amount of Credit Agreement	707,000	783,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	1,057,000	1,133,000
Less: unamortized deferred financing costs	(12,059)	(11,748)
Carrying amount of long-term debt	1,044,941	1,121,252
Less: current portion	(32,000)	(32,000)
Carrying amount of long-term debt, excluding current portion	$1,012,941	$1,089,252

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Credit Agreement

On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of October 1, 2017, the base rate margin was 1.25% and the Eurodollar margin was 2.25%. The weighted average interest rate for our borrowings under the Credit Agreement as of October 1, 2017 was 3.49%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.40%. As of October 1, 2017, we had $115,000 in borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $25,637, which reduced amounts available on the Revolving Credit Facility to $259,363. Debt issuance costs of approximately $14,000 are being amortized over the term of the Credit Agreement.

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

During the quarter ended July 2, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to amend, among other things, certain financial covenants. The Amendment provides that the Consolidated Leverage Ratio (as defined in the Credit Agreement) must not exceed 4.75 to 1.00 through the fiscal quarter ending December 30, 2018, 4.25 to 1.00 from the fiscal quarter ending March 31, 2019 through December 29, 2019; and 4.00 to 1.00 thereafter. The Amendment also provides that the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) must not exceed 3.50 to 1.00 through the fiscal quarter ending December 30, 2018, and 3.00 to 1.00 thereafter. In addition, the limitation on Restricted Payments (as defined in the Credit Agreement) was amended. Also amended were the rates at which borrowings under the Revolving Credit Facility and Term A Loan bear interest and the commitment fee for unused commitments under the Revolving Credit Facility, all of which vary depending on our Consolidated Leverage Ratio. Debt issuance costs related to the Amendment of approximately $1,800 are being amortized over the remaining term of the Credit Agreement.

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

Interest Rate Swaps

During the quarter ended July 2, 2017, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of October 1, 2017, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$105	1.519%	1.235%	June 2019
Non-amortizing swap	100,000	184	1.629%	1.235%	June 2020

The amount to be paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Cash Paid for Interest on Debt

Cash paid for interest on debt, including commitment fees, for the six months ended October 1, 2017 and October 2, 2016 totaled $22,888 and $21,629, respectively.

12. Employee Benefit Plans
During the quarter ended October 1, 2017, we recognized an aggregate net expense for employee benefit plans of $5,859 compared to $1,690 in the quarter ended October 2, 2016. The increase was primarily due to additional expense recognized in the current quarter as a result of benefits for retiring executives which had an impact of $5,912, partially offset by lower amortization of previously unrecognized losses and lower service costs.
For the six months ended October 1, 2017 and October 2, 2016, we recognized an aggregate net expense for employee benefit plans of $1,507 and $3,381, respectively. The decrease was primarily due to the pension curtailment gain recognized in the first quarter of fiscal 2018, as discussed below and lower service costs as a result of the curtailment, offset by the additional expense during the quarter ended October 1, 2017 as a result of benefits for retiring executives.
Employer Contributions. During the six months ended October 1, 2017, we made the legally required contribution of $5,600 directly to the pension trust, and no contributions to our other postretirement benefit plans. We made no distributions directly to retirees under the non-qualified supplemental executive retirement plan. During the six months ended October 2, 2016, we contributed $2,200 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $12 to retirees under the non-qualified supplemental executive retirement plan. We expect to make $3,200 in additional contributions directly to the pension trust, and we expect to contribute approximately $159 to our other

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

postretirement benefit plans, and distribute approximately $11,125 directly to retirees under our non-qualified supplemental executive retirement plans, during the remainder of fiscal 2018.
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

The income tax provisions for the quarters ended October 1, 2017 and October 2, 2016 represent effective tax rates of 17.9% and 22.4%, respectively. The decrease in the rate from the prior year quarter is primarily caused by the nondeductible goodwill impairment charge in the current quarter partially offset by the prior year nontaxable acquisition claim settlement gain and the true-up of prior year tax returns resulting in larger than expected carryforwards to our tax return. The effective tax rates for the quarters ended October 1, 2017 and October 2, 2016 were lower than the statutory rates primarily because of the impact of the goodwill impairment in the current period and the acquisition claim settlement gain in the prior period, respectively.

The income tax provisions for the six months ended October 1, 2017 and October 2, 2016 represent effective tax rates of 13.1% and 27.7%, respectively. The decrease in the rate from the prior year period is primarily caused by the nondeductible goodwill impairment charge in the current quarter partially offset by the prior year nontaxable acquisition claim settlement gain and the true-up of prior year tax returns resulting in larger than expected carryforwards to our tax return. The effective tax rates for the six months ended October 1, 2017 and October 2, 2016 were lower than the statutory rates primarily because of the impact of the goodwill impairment in the current period and the acquisition claim settlement gain in the prior period, respectively.

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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,688 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,779.

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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $747 and $750 as of October 1, 2017 and March 31, 2017, respectively.
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
Within the last four fiscal quarters, the domestic subsidiaries included in our two most recent acquisitions (Action Sports and Camp Chef) were added to the list of guarantors of our 5.875% Notes. As a result, we revised the prior period guarantors and non-guarantors financial statements presented as if the new guarantor structure (as of the balance sheet date) existed for all periods presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended October 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$554,352	$54,545	$(21,614)	$587,283
Cost of sales	—	432,828	37,362	(21,884)	448,306
Gross profit	—	121,524	17,183	270	138,977
Operating expenses:
Research and development	—	7,447	—	—	7,447
Selling, general, and administrative	—	94,229	12,157	—	106,386
Goodwill and intangibles impairment	—	102,320	50,000	—	152,320
Income (loss) before interest and income taxes	—	(82,472)	(44,974)	270	(127,176)
Equity in income of subsidiaries	(106,789)	(47,138)	—	153,927	—
Interest expense, net	(12,569)	—	—	—	(12,569)
Income (loss) before income taxes	(119,358)	(129,610)	(44,974)	154,197	(139,745)
Income tax provision (benefit)	(4,653)	(22,821)	2,336	98	(25,040)
Net income (loss)	$(114,705)	$(106,789)	$(47,310)	$154,099	$(114,705)
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$(114,705)	$(106,789)	$(47,310)	$154,099	$(114,705)
Total other comprehensive income	11,178	11,178	7,101	(18,279)	11,178
Comprehensive income (loss)	$(103,527)	$(95,611)	$(40,209)	$135,820	$(103,527)

	Quarter ended October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$658,092	$57,066	$(30,846)	$684,312
Cost of sales	—	495,560	34,167	(30,824)	498,903
Gross profit	—	162,532	22,899	(22)	185,409
Operating expenses:
Research and development	—	8,201	(51)	—	8,150
Selling, general, and administrative	—	87,376	15,347	—	102,723
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Income before interest and income taxes	30,027	66,955	7,603	(22)	104,563
Equity in income of subsidiaries	49,536	4,856	—	(54,392)	—
Interest expense, net	(10,143)	—	—	—	(10,143)
Income before income taxes	69,420	71,811	7,603	(54,414)	94,420
Income tax provision (benefit)	(3,804)	22,275	2,727	(2)	21,196
Net income	$73,224	$49,536	$4,876	$(54,412)	$73,224
Other comprehensive income, net of tax:
Net income (from above)	$73,224	$49,536	$4,876	$(54,412)	$73,224
Total other comprehensive income	1,217	1,217	255	(1,472)	1,217
Comprehensive income	$74,441	$50,753	$5,131	$(55,884)	$74,441

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Six months ended October 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,093,911	$105,242	$(43,121)	$1,156,032
Cost of sales	—	843,785	70,591	(43,879)	870,497
Gross profit	—	250,126	34,651	758	285,535
Operating expenses:
Research and development	—	15,238	—	—	15,238
Selling, general, and administrative	—	181,526	24,286	—	205,812
Goodwill and intangibles impairment	—	102,320	50,000	—	152,320
Income (loss) before interest and income taxes	—	(48,958)	(39,635)	758	(87,835)
Equity in income of subsidiaries	(82,390)	(43,173)	—	125,563	—
Interest expense, net	(24,962)	—	—	—	(24,962)
Income (loss) before income taxes	(107,352)	(92,131)	(39,635)	126,321	(112,797)
Income tax provision (benefit)	(9,299)	(9,741)	4,043	253	(14,744)
Net income (loss)	$(98,053)	$(82,390)	$(43,678)	$126,068	$(98,053)
Other comprehensive (loss) income, net of tax:
Net income (loss) (from above)	$(98,053)	$(82,390)	$(43,678)	$126,068	$(98,053)
Total other comprehensive income	16,992	16,992	15,672	(32,664)	16,992
Comprehensive loss	$(81,061)	$(65,398)	$(28,006)	$93,404	$(81,061)

	Six months ended October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,257,406	$111,660	$(54,485)	$1,314,581
Cost of sales	—	941,109	70,909	(54,223)	957,795
Gross profit	—	316,297	40,751	(262)	356,786
Operating expenses:
Research and development	—	16,032	(51)	—	15,981
Selling, general, and administrative	—	177,992	29,175	—	207,167
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Income before interest and income taxes	30,027	122,273	11,627	(262)	163,665
Equity in income of subsidiaries	86,136	7,316	—	(93,452)	—
Interest expense, net	(22,106)	—	—	—	(22,106)
Income before income taxes	94,057	129,589	11,627	(93,714)	141,559
Income tax provision (benefit)	(8,291)	43,453	4,134	(85)	39,211
Net income	$102,348	$86,136	$7,493	$(93,629)	$102,348
Other comprehensive income, net of tax:
Net income (from above)	102,348	86,136	7,493	(93,629)	102,348
Total other comprehensive loss	(2,620)	(2,620)	(4,544)	7,164	(2,620)
Comprehensive income	$99,728	$83,516	$2,949	$(86,465)	$99,728

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	October 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,296	$29,702	$—	$50,998
Net receivables	—	458,867	43,743	—	502,610
Due from affiliates, current	—	2,032	—	(2,032)	—
Net inventories	—	453,456	59,631	(4,252)	508,835
Income tax receivable	—	12,182	—	3,073	15,255
Other current assets	—	22,646	2,687	—	25,333
Total current assets	—	970,479	135,763	(3,211)	1,103,031
Net property, plant, and equipment	—	261,264	9,447	—	270,711
Investment in subsidiaries	2,409,529	162,574	—	(2,572,103)	—
Goodwill	—	656,498	64,623	—	721,121
Net intangible assets	—	650,841	32,896	—	683,737
Long-term due from affiliates	—	232,055	—	(232,055)	—
Deferred charges and other non-current assets	—	25,080	6,586	—	31,666
Total assets	$2,409,529	$2,958,791	$249,315	$(2,807,369)	$2,810,266
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	123,073	11,772	—	134,845
Due to affiliates, current	—	—	2,032	(2,032)	—
Accrued compensation	—	32,213	3,450	—	35,663
Accrued income taxes	—	—	142	(142)	—
Federal excise tax	—	24,269	1,553	—	25,822
Other accrued liabilities	—	119,900	15,740	—	135,640
Total current liabilities	32,000	299,455	34,689	(2,174)	363,970
Long-term debt	1,012,941	—	—	—	1,012,941
Deferred income tax liabilities	—	123,112	7,896	1,656	132,664
Accrued pension and postemployment benefits	—	58,069	—	—	58,069
Long-term due to affiliates	191,045	—	41,010	(232,055)	—
Other long-term liabilities	—	67,834	1,245	—	69,079
Total liabilities	1,235,986	548,470	84,840	(232,573)	1,636,723
Equity
Total stockholders' equity	1,173,543	2,410,321	164,475	(2,574,796)	1,173,543
Total liabilities and stockholders' equity	$2,409,529	$2,958,791	$249,315	$(2,807,369)	$2,810,266

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended October 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(14,168)	$109,225	$14,107	$—	$109,164
Investing Activities:
Capital expenditures	—	(30,802)	(387)	—	(31,189)
Due from affiliates	—	(80,185)	—	80,185	—
Proceeds from the disposition of property, plant, and equipment	—	31	27	—	58
Cash provided by (used for) investing activities	—	(110,956)	(360)	80,185	(31,131)
Financing Activities:
Due to (from) affiliates	87,736	—	(7,551)	(80,185)	—
Borrowings on line of credit	210,000	—	—	—	210,000
Payments made on line of credit	(270,000)	—	—	—	(270,000)
Payments made on long-term debt	(16,000)	—	—	—	(16,000)
Payments made for debt issuance costs	(1,805)	—	—	—	(1,805)
Proceeds from employee stock compensation plans	4,237	—	—	—	4,237
Cash provided by (used for) financing activities	14,168	—	(7,551)	(80,185)	(73,568)
Effect of foreign exchange rate fluctuations on cash	—	—	1,458	—	1,458
(Decrease) increase in cash and cash equivalents	—	(1,731)	7,654	—	5,923
Cash and cash equivalents at beginning of period	—	23,027	22,048	—	45,075
Cash and cash equivalents at end of period	$—	$21,296	$29,702	$—	$50,998

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended October 2, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$17,524	$(2,518)	$(4,823)	$—	$10,183
Investing Activities:
Capital expenditures	—	(30,418)	(699)	—	(31,117)
Due from affiliates	—	(77,482)	—	77,482	—
Acquisition of businesses, net of cash acquired	(465,684)	7,149	386	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	—	22	44	—	66
Cash used for investing activities	(465,684)	(100,729)	(269)	77,482	(489,200)
Financing Activities:
Due to (from) affiliates	72,342	—	5,140	(77,482)	—
Borrowings on line of credit	290,000	—	—	—	290,000
Payments made on line of credit	(130,000)	—	—	—	(130,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(16,000)	—	—	—	(16,000)
Payments made for debt issuance costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(64,961)	—	—	—	(64,961)
Deferred payments for acquisitions	(7,136)	—	—	—	(7,136)
Proceeds from employee stock compensation plans	75	—	—	—	75
Cash provided by financing activities	448,160	—	5,140	(77,482)	375,818
Effect of foreign exchange rate fluctuations on cash	—	—	(218)	—	(218)
(Decrease) in cash and cash equivalents	—	(103,247)	(170)	—	(103,417)
Cash and cash equivalents at beginning of period	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of period	$—	$30,256	$18,019	$—	$48,275

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

16. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. It is impractical to report revenues from external customers by product category due to certain significant sales deductions including volume rebates and discounts that are not attributed to product categories. Each segment is described below:

•
Outdoor Products, which generated approximately 50% of our external sales in the six months ended October 1, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 50% of our external sales in the six months ended October 1, 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Walmart contributed 15% of our sales in both the six months ended October 1, 2017 and October 2, 2016. No other single customer contributed 10% or more of our sales in the quarters ended October 1, 2017 and October 2, 2016.
The following summarizes our results by segment:

	Quarter ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales to external customers:
Outdoor Products	$291,628	$320,716	$581,611	$608,181
Shooting Sports	295,655	363,596	574,421	706,400
Total sales to external customers	$587,283	$684,312	$1,156,032	$1,314,581

Gross Profit
Outdoor Products	$75,608	$83,760	$152,118	$164,657
Shooting Sports	63,341	101,616	133,659	192,450
Corporate	28	33	(242)	(321)
Total gross profit	$138,977	$185,409	$285,535	$356,786
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,391 and $633 for the quarter ended October 1, 2017 and October 2, 2016, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $2,252 and $1,750 for the six months ended October 1, 2017 and October 2, 2016, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

17. Subsequent Events

The Board of Directors elected Christopher T. Metz to serve as the company's Chief Executive Officer effective October 9, 2017. He will also serve as a member of the Board of Directors.

On November 9, 2017 the company announced that its Board of Directors has named Michael Callahan to serve as chairman.

On November 9, 2017 the company announced its intention to sell the Bollé, Serengeti, and Cébé brands in the Sports Protection business. The sale of these brands is expected to take place over the next few quarters.

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
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, outdoor accessories, outdoor cooking solutions, outdoor sports optics, golf rangefinders, performance eyewear, protection for certain action sports, hydration products, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Amazon, Bass Pro Shops, Big Rock Sports, Cabela's, Dick's Sporting Goods, Grofa, Recreational Equipment, Inc., Sports South, Sportsman's Warehouse, Target, United Sporting Company, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of October 1, 2017, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, Vista Outdoor's Chief Executive Officer. As of October 1, 2017, Vista Outdoor's two operating segments were:

•
Outdoor Products, which generated approximately 50% of our external sales in the six months ended October 1, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 50% of our external sales in the six months ended October 1, 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2018 financial results included the following:
Financial highlights for the quarter ended October 1, 2017

•
Quarterly sales were $587,283 and $684,312 for the quarters ended October 1, 2017 and October 2, 2016, respectively. The decrease in sales was driven principally by a decrease of $67,941 in the Shooting Sports segment for the reasons described below. A challenging retail market drove a decrease in organic sales in the Outdoor Products segment that was partially offset by an increase of $11,640 due to the acquisition of Camp Chef.

•
Gross profit was $138,977 and $185,409 for the quarters ended October 1, 2017 and October 2, 2016, respectively. Gross profit decreased in the current quarter for both segments as a result of lower sales volume, additional promotional activity and unfavorable mix, primarily related to centerfire ammunition and firearms, partially offset by the profit impact of $3,428 due to the acquisition of Camp Chef.

•	A $152,320 pre-tax impairment charge ($143,400 impairment to goodwill and $8,920 impairment to identifiable intangible assets) was recorded during the fiscal quarter.

•
The decrease in the current quarter's tax rate to 17.9% from 22.4% in the quarter ended October 2, 2016 is primarily caused by the nondeductible goodwill impairment charge in the current quarter partially offset by the prior year nontaxable acquisition claim settlement gain and the true-up of prior year tax returns resulting in larger than expected carryforwards to our tax return.

Outlook

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal year, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that resulted in a deeper discounting of our products and higher channel inventory levels. These market pressures became particularly pronounced during the latter half of the third fiscal quarter of fiscal 2017 and have continued throughout fiscal 2018 longer than previously anticipated. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue throughout fiscal 2018. Given these market conditions, we are taking appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured products across both operating segments. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and we anticipate introducing new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports related products currently represent just under half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. During the later months of fiscal 2017 and continuing into fiscal 2018, we believe the market has softened due to developments in the political environment. The Shooting Sports industry historically has been a cyclical business with previous market declines lasting 12–24 months. Given these market conditions, we are taking actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

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

Accounting for goodwill and indefinite lived intangibles:

During the quarter ended October 1, 2017, Vista Outdoor recorded a $152,320 impairment of goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units. The company previously anticipated a return to sales growth in fiscal 2018 for these reporting units. However, during the quarter ended October 1, 2017 the company concluded that the return to growth for these reporting units would take longer than previously anticipated as a result of challenging market conditions that have persisted longer than expected. Both reporting units have been adversely affected by customer bankruptcies and consolidations. We see increased downward pressure on sales and margins due to high inventories persisting in the wholesale channels for our Hunting and Shooting Accessories reporting unit, and due to lower consumer participation rates and reduced retail space for our products in the Sports Protection reporting unit.

As a result, we reduced the projected cash flows for these reporting units to reflect the lower expected sales volume and profit margins. Given the reduction in our internal projections for these reporting units, we determined a triggering event had occurred, which indicated it was more likely than not that the fair values of the reporting units were less than the respective book values.

The fair value of both reporting units was determined using both an income and market approach. The value under the income approach is estimated using a discounted cash flow model that requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The estimated value under the income approach is weighted equally against the estimated value under a market approach that reflects the price reasonably expected to be realized from the sale of the reporting unit based on transactions involving comparable companies.

The excess book value over fair value, and resulting goodwill impairment, in our Hunting and Shooting Accessories reporting unit was $69,734. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $7,220 impairment related to our Bushnell and Weaver tradenames. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2%.

The excess book value over fair value, and resulting goodwill impairment, in our Sports Protection reporting unit was $73,666. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $1,700 impairment related to our Giro tradename. We determined the fair value of the indefinite lived tradename using a royalty rate of 3%.

We evaluated our other reporting units and concluded that it was not more likely than not that the book values of the reporting units exceeded their fair values. However, we estimate that the excess of fair value over book value in our Outdoor Recreation and Firearms reporting units is less than 5%. Should the challenging retail environment last longer or be deeper than currently expected, if new product developments do not succeed, or if the discount rate were to increase, it is possible that the estimated fair value of these other reporting units could fall below their book value, which could necessitate further impairment of the goodwill and other intangible assets. We will continue to assess our reporting units for potential triggering events and will perform our annual impairment test as of the first day of the fourth quarter each year.

Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.

Acquisitions

We had no acquisitions during the six months ended October 1, 2017 and the following acquisitions during fiscal 2017:

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

Sales
Walmart contributed 15% of our sales in both the six months ended October 1, 2017 and October 2, 2016. No other single customer contributed 10% or more of our sales in the six months ended October 1, 2017 and October 2, 2016.
The following is a summary of each operating segment's sales:

	Quarter ended				Six months ended
	October 1, 2017	October 2, 2016	$ Change	% Change	October 1, 2017	October 2, 2016	$ Change	% Change
Outdoor Products	$291,628	$320,716	$(29,088)	(9.1)%	$581,611	$608,181	$(26,570)	(4.4)%
Shooting Sports	295,655	363,596	(67,941)	(18.7)%	574,421	706,400	(131,979)	(18.7)%
Total external sales	$587,283	$684,312	$(97,029)	(14.2)%	$1,156,032	$1,314,581	$(158,549)	(12.1)%
The total change in net sales was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products.    The decrease in sales was driven by lower organic sales across most product lines as a result of a challenging retail environment, partially offset by additional sales of $11,640 from the acquisition of Camp Chef.
Shooting Sports.    The decrease in sales was driven by lower demand in the market for ammunition and firearms across most product lines, primarily for centerfire ammunition and firearms.
Six Months Ended
Outdoor Products.    The decrease in sales was driven by lower organic sales across most product lines as a result of a challenging retail environment, partially offset by sales of $32,752 from the acquisition of Camp Chef.
Shooting Sports.    The decrease in sales was driven by lower demand in the market for ammunition and firearms across most product lines, primarily for centerfire ammunition and firearms.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Six months ended
Cost of sales	October 1, 2017	October 2, 2016	$ Change	% Change	October 1, 2017	October 2, 2016	$ Change	% Change
Outdoor Products	$216,020	$236,956	$(20,936)	(8.8)%	$429,493	$443,524	$(14,031)	(3.2)%
Shooting Sports	232,314	261,980	(29,666)	(11.3)%	440,762	513,950	(73,188)	(14.2)%
Corporate	(28)	(33)	5	(15.2)%	242	321	(79)	(24.6)%
Total cost of sales	$448,306	$498,903	$(50,597)	(10.1)%	$870,497	$957,795	$(87,298)	(9.1)%

	Quarter ended				Six months ended
Gross profit	October 1, 2017	October 2, 2016	$ Change	% Change	October 1, 2017	October 2, 2016	$ Change	% Change
Outdoor Products	$75,608	$83,760	$(8,152)	(9.7)%	$152,118	$164,657	$(12,539)	(7.6)%
Shooting Sports	63,341	101,616	(38,275)	(37.7)%	133,659	192,450	(58,791)	(30.5)%
Corporate	28	33	(5)	(15.2)%	(242)	(321)	79	(24.6)%
Total gross profit	$138,977	$185,409	$(46,432)	(25.0)%	$285,535	$356,786	$(71,251)	(20.0)%
The overall fluctuation in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products.    The decrease in gross profit was driven by lower sales due to the challenging retail environment, unfavorable changes in product mix, and increased promotional activity across various product lines, partially offset by the profit impact of $3,428 due to the acquisition of Camp Chef.
Shooting Sports.    The decrease in gross profit was primarily caused by the lower sales volume described above, additional promotional activity and unfavorable changes in product mix.
Corporate.    The change in corporate gross profit was not material.
Six Months Ended
Outdoor Products.    The decrease in gross profit was driven by lower sales and unfavorable changes in product mix, partially offset by the profit impact of $9,947 due to the acquisition of Camp Chef.
Shooting Sports.    The decrease in gross profit was primarily driven by the volume decrease noted above, additional promotional activities, and unfavorable changes in product mix.
Corporate.    The change in corporate gross profit was not material.

Operating Expenses

	Quarter ended					Six months ended
	October 1, 2017	As a % of Sales	October 2, 2016	As a % of Sales	$ Change	October 1, 2017	As a % of Sales	October 2, 2016	As a % of Sales	$ Change
Research and development	$7,447	1.3%	$8,150	1.2%	$(703)	$15,238	1.3%	$15,981	1.2%	$(743)
Selling, general, and administrative	106,386	18.1%	102,723	15.0%	3,663	205,812	17.8%	207,167	15.8%	(1,355)
Acquisition claim settlement gain, net	—	—%	(30,027)	(4.4)%	30,027	—	—%	(30,027)	(2.3)%	30,027
Goodwill and intangibles impairment	152,320	25.9%	—	—%	152,320	152,320	13.2%	—	—%	152,320
Total operating expenses	$266,153	45.3%	$80,846	11.8%	$185,307	$373,370	32.3%	$193,121	14.7%	$180,249
Quarter Ended
Operating expenses increased $185,307 primarily due to a goodwill and intangibles impairment charge, a one-time gain in the prior-year period as a result of the settlement of claims related to the Bushnell acquisition, and additional general and administrative expenses related to the compensation of retiring executives in the current fiscal quarter.
Six Months Ended
Operating expenses increased by $180,249 from the prior-year period primarily due to a goodwill and intangibles impairment charge and a one-time gain recorded as a result of the settlement of claims related to the Bushnell acquisition, partially offset by lower selling, general, and administrative expenses driven by the favorable impact of the pension curtailment in the quarter ended July 2, 2017.
Net Interest Expense

	Quarter ended				Six months ended
	October 1, 2017	October 2, 2016	$ Change	% Change	October 1, 2017	October 2, 2016	$ Change	% Change
Interest Expense	$12,569	$10,143	$2,426	23.9%	$24,962	$22,106	$2,856	12.9%
Quarter Ended
The increase was due to a higher average interest rate, partially offset by a decrease in our average debt balance.
Six Months Ended
The increase was due to a higher average interest rate and an increase in our average debt balance, partially offset by the lack of the write-off of deferred financing costs that was recorded in the prior year.
Income Tax Provision

	Quarter ended					Six months ended
	October 1, 2017	Effective Rate	October 2, 2016	Effective Rate	$ Change	October 1, 2017	Effective Rate	October 2, 2016	Effective Rate	$ Change
Income taxes	$(25,040)	17.9%	$21,196	22.4%	$(46,236)	$(14,744)	13.1%	$39,211	27.7%	$(53,955)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

Quarter Ended
The income tax provisions for the quarters ended October 1, 2017 and October 2, 2016 represent effective tax rates of 17.9% and 22.4%, respectively. The decrease in the rate from the prior year quarter is primarily caused by the nondeductible goodwill impairment charge in the current quarter partially offset by the prior year nontaxable acquisition claim settlement gain and the true-up of prior year tax returns resulting in larger than expected carryforwards to our tax return.
Six Months Ended
The income tax provisions for the six months ended October 1, 2017 and October 2, 2016 represent effective tax rates of 13.1% and 27.7%, respectively. The decrease in the rate from the prior year period is primarily caused by the nondeductible goodwill impairment charge in the current quarter partially offset by the prior year nontaxable acquisition claim settlement gain and the true-up of prior year tax returns resulting in larger than expected carryforwards to our tax return.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows for the six months ended October 1, 2017 and October 2, 2016 are summarized as follows:

	October 1, 2017	October 2, 2016
Cash provided by operating activities	$109,164	$10,183
Cash used for investing activities	(31,131)	(489,200)
Cash (used for) provided by financing activities	(73,568)	375,818
Effect of foreign exchange rate fluctuations on cash	1,458	(218)
Net cash flows	$5,923	$(103,417)
Operating Activities
Cash provided by operating activities was $109,164 in the six months ended October 1, 2017 compared to cash provided of $10,183 in the prior year period, a change of $98,981. The change from the prior year period was primarily a result of favorable changes in working capital balances. The change in working capital was driven primarily by planned reductions in inventories and the timing of supplier payments.
Investing Activities
Cash used for investing activities was $31,131 compared to $489,200 in the prior year period, a change of $458,069. The change is driven by the acquisition of Action Sports and Camp Chef in the prior period.
Financing Activities
Cash used for financing activities was $73,568 in the current period, compared to cash provided by financing activities of $375,818 in the prior year period, a change of $449,386. This change was primarily driven by cash from the issuance of long-term debt of $307,500 in the prior period, the purchase of treasury shares of $64,961in the prior period, and the net borrowings on the revolving credit facility of $160,000 in the prior period, partially offset by net repayments on the revolving credit facility of $60,000 in the current period.

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
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions or the company's financial condition and performance.
Long-Term Debt and Credit Agreement
As of October 1, 2017, our indebtedness consisted of the following:

October 1, 2017
Credit Agreement:
Term Loan	$592,000
Revolving Credit Facility	115,000
Total principal amount of Credit Agreement	707,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	1,057,000
Less: Unamortized deferred financing costs	(12,059)
Carrying amount of long-term debt	1,044,941
Less: current portion	(32,000)
Carrying amount of long-term debt, excluding current portion	$1,012,941

Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 47.4% as of October 1, 2017.

See Note 11, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this report for a detailed discussion of the 5.875% Notes and the Credit Agreement.
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

The Credit Agreement contains covenants that require us to maintain a minimum consolidated interest coverage ratio, as well as a consolidated leverage ratio and a consolidated senior leverage ratio (all of which are defined in the Credit Agreement) below certain thresholds. Our financial covenant ratios as of October 1, 2017 were as follows:

	Interest Coverage Ratio*	Total Leverage Ratio†	Senior Leverage Ratio†
Requirement	3.00	4.75	3.50
Actual	6.08	3.95	2.64
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
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of October 1, 2017, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in net income, we may not be able to comply with such financial covenants. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Share Repurchases
In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. Our Board of Directors then authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018, which was completed during fiscal 2017.

We made no share repurchases during the six months ended October 1, 2017. During the six months ended October 2, 2016, we repurchased 1,536,014 shares for $66,567.
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
New Accounting Pronouncements
See Note 1, Basis of Presentation and Responsibility for Interim Financial Statements, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Walmart contributed 15% of our sales in both the six months ended October 1, 2017 and October 2, 2016. No other single customer contributed 10% or more of our sales in the six months ended October 1, 2017 and October 2, 2016.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding the financial instruments is contained in Note 2, Fair Value of Financial Instruments, to the unaudited condensed consolidated financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 1, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 1, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the earliest reportable event, the information appearing in this Item 5 is intended to satisfy the Company’s disclosure obligations under Items 5.02 and 9.01 of Form 8-K.

On November 7, 2017, the Board of Directors of Vista Outdoor elected Michael Callahan, the Company’s current Interim Chairman, to serve as Chairman effective November 7, 2017.

On November 7, 2017, and effective November 20, 2017, Vista Outdoor promoted Dave Allen, the current President, Outdoor Products, to Group President, Outdoor Products. The Company also promoted, effective November 20, 2017, its Senior Vice President of Sales, Jason Vanderbrink and Vice President, Firearms, Albert Kasper, to President, Ammunition and President, Firearms, respectively. Bob Keller, Vista Outdoor’s President, Shooting Sports will be leaving the Company on November 17, 2017. Mr. Vanderbrink will temporarily continue to serve in his prior sales role as the company evaluates its organizational structure for sales, marketing and product development. There are no family relationships or transactions in which Messrs. Allen, Vanderbrink or Kasper have an interest requiring disclosure under Items 401(d) or 404(a) of Regulation S-K.

Messrs. Allen, Vanderbrink and Kasper will participate in the Company’s Income Security Plan and Executive Severance Plan to the same extent as the Company’s other executives. The Income Security Plan provides for severance payments under certain circumstances following a change-in-control of the Company and the Executive Severance Plan provides benefits and payments to the Company’s executives upon termination of their employment with the Company. The foregoing description of the Income Security Plan and Executive Severance Plan does not purport to be complete and is qualified in its entirety by reference to the Income Security Plan and Executive Severance Plan (Exhibits 10.2 and 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015, respectively).

David Allen

Mr. Allen, 46, has served as Vista Outdoor’s President, Outdoor Products since January 2017. Prior to that, he served as the Company’s Senior Vice President (SVP), Sales, since May 2016. Prior to joining the Company, Mr. Allen previously served as the President of Coleman USA, an outdoor equipment manufacturer (“Coleman”) owned by the Jarden Corporation, a consumer products company (“Jarden”), from October 2013 until joining the Company. He also served as the SVP for Sales and Marketing in the Americas for Coleman from March 2012 to October 2013, and as SVP and General Manager for the Walmart and Sam’s Customer Team for Jarden’s Outdoor Solutions segment from February 2011 to March 2012, and has held domestic and international leadership positions with Alberto Culver and Unilever.

In connection with the appointment of Mr. Allen to the position of Group President, Outdoor Products, the Company entered into an offer letter agreement with Mr. Allen (the “Allen Offer Letter”) on November 7, 2017. The Allen Offer Letter provides that Mr. Allen will be an employee “at will” and includes his expected compensation package. Pursuant to the Allen Offer Letter, Mr. Allen will receive an annual base salary of $440,000 and target annual cash incentive compensation of 65% of his base salary. In addition, the Allen Offer Letter provides that Mr. Allen’s annual long-term equity incentive award target will be 110% of his base salary. The Allen Offer Letter also provides a one-time, cash award to be paid in a lump sum on November 7, 2019, subject to certain requirements described therein including continued employment.

The Allen Offer Letter does not provide for any payments or benefits in the event of a termination of Mr. Allen’s employment.

The foregoing description of the Allen Offer Letter does not purport to be complete and is qualified in its entirety by reference to the Offer Letter (Exhibit 10.1 to this Quarterly Report on Form 10-Q), which is incorporated herein by reference.

Jason Vanderbrink

Mr. Vanderbrink, 40, has served as the Company’s SVP, Sales, since January 2017. He joined Vista Outdoor’s sales organization in 2005, and has held roles with increasing responsibility, including Vice President, Retail Sales for all of the Company’s brands from 2013 to January 2017 and Director of Sales from 2010 to 2013. Mr. Vanderbrink collectively has more than 17 years of experience in the outdoor industry, including five years with The Cullerton Company.

In connection with the appointment of Mr. Vanderbrink to the position of President, Ammunition, the Company entered into an offer letter agreement with Mr. Vanderbrink (the “Vanderbrink Offer Letter”) on November 7, 2017 that provides a one-time, cash award to be paid in a lump sum on November 7, 2019, subject to certain requirements described therein including continued employment. The foregoing description of the Vanderbrink Offer Letter does not purport to be complete and is qualified in its entirety by reference to the Offer Letter (Exhibit 10.2 to this Quarterly Report on Form 10-Q), which is incorporated herein by reference.

The Vanderbrink Offer Letter does not provide for any payments or benefits in the event of a termination of Mr. Vanderbrink’s employment.

Albert Kasper

Mr. Kasper, 60, has served as the Company’s Vice President, Firearms since June 2013. From 2001 to 2013, Mr. Kasper served as President and Chief Operating Officer of Savage Sports Corporation, prior to ATK’s 2013 acquisition of Caliber Company (parent company of Savage). Mr. Kasper joined Savage in 1996 as its Vice President and Chief Financial Officer. Prior to joining Savage, he worked as a Group Controller and Operations Manager for The Conair Group, Inc. in Pittsburgh and an Operations Manager for divisions of Danaher and United Technologies Corporation.

Mr. Kasper currently serves on the board of several for-profit companies (Weiler Corp., Pet Edge Inc., W.F. Young, Inc. and Bowtech, Inc.) and non-profit companies (Junior Achievement and The East Longmeadow Educational Endowment). He has been teaching Entrepreneurship at East Longmeadow High School for the past 12 years and is an adjunct professor, teaching several courses in the Elms College MBA program.

The Company did not enter into or amend a material plan, contract or arrangement with Mr. Kasper, nor did he receive any grant or award in connection with his appointment to the role of President, Firearms.

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

4.4*
Form of 5.875% Senior Note due 2023 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

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

10.1	Offer Letter between Vista Outdoor Inc. and David Allen.
10.2	Offer Letter between Vista Outdoor Inc. and Jason Vanderbrink.
10.3*	Offer Letter between Vista Outdoor Inc. and Christopher Metz (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2017).
10.4*
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

VISTA OUTDOOR INC.
Date:	November 9, 2017	By:	/s/ Stephen M. Nolan
		Name:	Stephen M. Nolan
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)