Form 10-Q
period 2017-12-31
Vista Outdoor Inc.
filed 2018-02-08
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 5, 2018, there were 57,339,279 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended		Nine months ended
(Amounts in thousands except per share data)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Sales, net	$581,204	$653,558	$1,737,236	$1,968,139
Cost of sales	455,099	484,952	1,325,596	1,442,747
Gross profit	126,105	168,606	411,640	525,392
Operating expenses:
Research and development	6,875	8,170	22,113	24,151
Selling, general, and administrative	100,224	95,893	306,036	303,060
Acquisition claim settlement gain, net	—	—	—	(30,027)
Goodwill and intangibles impairment	—	449,199	152,320	449,199
Income (loss) before interest and income taxes	19,006	(384,656)	(68,829)	(220,991)
Interest expense, net	(12,494)	(10,551)	(37,456)	(32,657)
Income (loss) before income taxes	6,512	(395,207)	(106,285)	(253,648)
Income tax provision (benefit)	(47,231)	(17,548)	(61,975)	21,663
Net income (loss)	$53,743	$(377,659)	$(44,310)	$(275,311)
Earnings (loss) per common share:
Basic	$0.94	$(6.48)	$(0.78)	$(4.63)
Diluted	$0.94	$(6.44)	$(0.78)	$(4.60)
Weighted-average number of common shares outstanding:
Basic	57,253	58,275	57,113	59,478
Diluted	57,294	58,634	57,113	59,819

Net income (loss) (from above)	$53,743	$(377,659)	$(44,310)	$(275,311)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $29 and $162, respectively for the quarter ended, and $221 and $486, respectively, for the nine months ended.	(49)	(274)	(372)	(822)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(281) and $(734), respectively, for the quarter ended, and $(1,240) and $(2,202), respectively, for the nine months ended.	472	1,236	2,087	3,708
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $714 and $0, respectively, for the quarter ended, and $710 and $0, respectively, for the nine months ended.	(1,202)	—	(1,197)	—
Change in derivatives, net of tax expense of $(467) and $0, respectively, for the quarter ended, and $(481) and $0, respectively, for the nine months ended.	785	—	808	—
Change in cumulative translation adjustment.	791	(10,711)	16,463	(15,255)
Total other comprehensive income (loss)	797	(9,749)	17,789	(12,369)
Comprehensive income (loss)	$54,540	$(387,408)	$(26,521)	$(287,680)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,279	$45,075
Net receivables	409,903	450,715
Net inventories	414,362	562,795
Income tax receivable	—	25,658
Assets held for sale	210,153	—
Other current assets	23,500	25,604
Total current assets	1,121,197	1,109,847
Net property, plant, and equipment	267,491	272,346
Goodwill	657,685	857,631
Net intangible assets	600,505	708,530
Deferred charges and other non-current assets	35,065	28,393
Total assets	$2,681,943	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$32,000
Accounts payable	108,391	127,718
Accrued compensation	39,525	33,663
Accrued income taxes	787	—
Federal excise tax	24,113	30,082
Liabilities held for sale	42,286	—
Other current liabilities	111,146	122,926
Total current liabilities	358,248	346,389
Long-term debt	905,708	1,089,252
Deferred income tax liabilities	70,290	160,765
Accrued pension and postemployment benefits	45,791	64,230
Other long-term liabilities	71,629	71,046
Total liabilities	1,451,666	1,731,682
Commitments and contingencies (Notes 12 and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,289,539 shares as of December 31, 2017 and 57,014,319 shares as of March 31, 2017	573	571
Additional paid-in capital	1,752,858	1,752,903
Accumulated deficit	(152,343)	(108,033)
Accumulated other comprehensive loss	(95,203)	(112,992)
Common stock in treasury, at cost — 6,674,900 shares held as of December 31, 2017 and 6,950,120 shares held as of March 31, 2017	(275,608)	(287,384)
Total stockholders' equity	1,230,277	1,245,065
Total liabilities and stockholders' equity	$2,681,943	$2,976,747
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 31, 2017	January 1, 2017
Operating Activities:
Net income (loss)	$(44,310)	$(275,311)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	41,412	40,805
Amortization of intangible assets	26,653	31,020
Goodwill and intangibles impairment	152,320	449,199
Amortization of deferred financing costs	2,260	3,474
Deferred income taxes	(76,173)	(30,171)
Loss on disposal of property, plant, and equipment	87	140
Stock-based compensation	7,868	9,603
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	12,254	(19,226)
Net inventories	111,250	(85,162)
Accounts payable	(8,456)	(79,414)
Accrued compensation	7,672	(18,871)
Accrued income taxes	31,258	(15,863)
Federal excise tax	(6,083)	3,566
Pension and other postretirement benefits	(8,960)	635
Other assets and liabilities	(5,945)	43,467
Cash provided by operating activities	243,107	57,891
Investing Activities:
Capital expenditures	(43,561)	(49,302)
Acquisition of businesses, net of cash acquired	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	88	92
Cash used for investing activities	(43,473)	(507,359)
Financing Activities:
Borrowings on line of credit	250,000	445,000
Payments made on line of credit	(410,000)	(255,000)
Proceeds from issuance of long-term debt	—	307,500
Payments made on long-term debt	(24,000)	(24,000)
Payments made for debt issuance costs	(1,805)	(3,660)
Purchase of treasury shares	—	(122,860)
Deferred payments for acquisitions	(1,348)	(7,136)
Proceeds from employee stock compensation plans	4,237	75
Cash (used for) provided by financing activities	(182,916)	339,919
Effect of foreign exchange rate fluctuations on cash	1,486	(1,302)
Increase (decrease) in cash and cash equivalents	18,204	(110,851)
Cash and cash equivalents at beginning of period	45,075	151,692
Cash and cash equivalents at end of period	$63,279	$40,841

Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$4,281	$2,760
Non-cash financing activity:
Treasury shares purchased included in other accrued liabilities	$—	$4,479

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive income (loss)	—	—	—	(275,311)	(12,369)	—	(287,680)
Exercise of stock options	4,892	—	(147)	—	—	222	75
Restricted stock grants net of forfeitures	(22,289)	—	(66)	—	—	(365)	(431)
Share-based compensation	—	—	9,603	—	—	—	9,603
Restricted stock vested and shares withheld	4,881	—	(318)	—	—	(440)	(758)
Treasury stock purchased	(3,095,952)	—	—	—	—	(126,560)	(126,560)
Other	5,277	(31)	3,299	—	—	—	3,268
Balance, January 1, 2017	57,722,723	$577	$1,755,742	$(108,890)	$(122,583)	$(267,162)	$1,257,684

Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive income (loss)	—	—	—	(44,310)	17,789	—	(26,521)
Exercise of stock options	265,160	—	(6,734)	—	—	10,971	4,237
Restricted stock grants net of forfeitures	(66,473)	—	126	—	—	(1,756)	(1,630)
Share-based compensation	—	—	7,868	—	—	—	7,868
Restricted stock vested and shares withheld	51,307	—	(758)	—	—	1,479	721
Employee stock purchase plan	20,670	—	(482)	—	—	854	372
Other	4,556	2	(65)	—	—	228	165
Balance, December 31, 2017	57,289,539	$573	$1,752,858	$(152,343)	$(95,203)	$(275,608)	$1,230,277
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and nine months ended December 31, 2017
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "we", "our", and "us") is a leading global designer, manufacturer, and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 13 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2017 (“fiscal 2017”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for fiscal 2017. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of December 31, 2017 and March 31, 2017, our results of operations for the three and nine months ended December 31, 2017 and January 1, 2017, and our cash flows for the nine months ended December 31, 2017 and January 1, 2017.

New Accounting Pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. The new guidance will be effective for us in the first quarter of our fiscal 2019 (beginning April 1, 2018). We continue to assess the impact of the standard on our financial statements and related disclosures. We currently believe that the financial results from the majority of our businesses will not be impacted; although there could be immaterial changes to how we present sales returns reserves and related amounts in our financial statements. We plan to adopt this standard using the modified retrospective transition method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by reporting most leases on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would apply in the first quarter of our fiscal 2020. We are in the process of evaluating the effect of adoption of this new guidance on our financial statements.

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
Long-term debt—The fair value of our outstanding variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate long-term debt is based on market quotes for the outstanding notes. We consider these to be Level 2 instruments.
Interest rate swaps—We periodically enter into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. The fair value of those swaps is determined using a pricing model based on observable inputs for similar instruments and other market assumptions. We consider these to be Level 2 instruments. See Note 12, Long-term Debt, for additional information.
Foreign currency derivatives—In order to manage our exposure to foreign currency risk, we periodically utilize foreign currency derivatives, which are considered Level 2 instruments. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the quarter ended October 1, 2017, we entered into various foreign currency forward contracts. See Note 3, Derivative Financial Instruments, for additional information. There were no foreign currency derivatives outstanding as of March 31, 2017.
Contingent consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. See Note 6, Acquisitions, for additional information.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	December 31, 2017		March 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$341,684	$350,000	$341,250
Variable-rate debt	599,000	599,000	783,000	783,000

3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rate, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 12, Long-term Debt, for additional information on our interest rate swaps. Foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The fair value of the foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in our financial statements. The gains or losses on the foreign currency forward contracts are recorded in earnings when we settle the contracts with the counterparty.
As of December 31, 2017, we had outstanding foreign currency forward contracts in place for the following amounts:

Notional Amount of Currency
Sale of foreign currency:
Euro	3,466
The derivative gains and losses in the unaudited condensed consolidated statements of comprehensive income related to foreign currency forward contracts were immaterial. The liability related to the foreign currency forward contracts is immaterial and is recorded as part of other current liabilities.
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

In computing EPS for the three and nine months ended December 31, 2017 and January 1, 2017, earnings, as reported for each respective period, is divided by the number of shares below:

	Quarter ended		Nine months ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Basic EPS shares outstanding	57,253	58,275	57,113	59,478
Dilutive effect of stock-based awards	41	359	—	341
Diluted EPS shares outstanding	57,294	58,634	57,113	59,819
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	236	139	149	139
Share repurchases—In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. In fiscal 2017, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018, which was completed during fiscal 2017. The purchase authorization allowed for the shares to be purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. We had no repurchases of shares during the nine months ended December 31, 2017. During the three and nine months ended January 1, 2017, we repurchased an aggregate of 1,559,938 shares for $59,993 and 3,095,952 shares for $126,560, respectively under the two share repurchase programs.
5. Assets and Liabilities Held for Sale
In November 2017, we announced our intention to sell our eyewear business consisting of the Bollé, Serengeti, and Cébé brands, which are part of our Outdoor Products segment. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy. The sale of these brands is expected to be completed in the next few quarters.
The operating results of this business do not qualify for reporting as discontinued operations. For the three months ended December 31, 2017 and January 1, 2017, the earnings before taxes for this business were approximately $4,409 and $2,431, respectively. For the nine months ended December 31, 2017 and January 1, 2017, the earnings before taxes were approximately $9,449 and $6,221, respectively. The earnings before taxes above include $697 and $2,076 of total depreciation and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

amortization expense for the three months ended December 31, 2017 and January 1, 2017, respectively. The total depreciation and amortization expense for the nine months ended December 31, 2017 and January 1, 2017, was $4,883 and $6,228, respectively. The reported results and financial position of the business do not necessarily reflect the total value of the business that we expect to realize upon sale.
The following table presents information related to the assets and liabilities of the business that were classified as held for sale at December 31, 2017:

(Amounts in thousands except share data)	December 31, 2017
Assets
Net receivables	$30,961
Net inventories	32,487
Income tax receivable	151
Other current assets	4,368
Net property, plant, and equipment	3,451
Goodwill	63,688
Net intangible assets	75,047
Total assets held for sale	$210,153

Liabilities
Accounts payable	$6,552
Accrued compensation	3,283
Deferred tax liabilities	15,667
Other accrued liabilities	16,784
Total liabilities held for sale	$42,286

Net assets	$167,867

6. Acquisitions

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

Acquisition of Camp Chef—On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000 subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 was deferred and is payable in equal installments after the first, second and third anniversary of the closing date, and approximately $10,000 is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is paid in equal installments as each milestone is achieved. The growth milestones were met for the first year and therefore we paid $3,371 during the quarter ended December 31, 2017. The purchase price allocation for this acquisition was finalized in the second quarter of fiscal 2018. A majority of the goodwill generated in this acquisition will be deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Results for acquisitions—For the three and nine months ended December 31, 2017, we recorded sales of $0 and $32,752, respectively, and gross profit of $0 and $9,947, respectively, associated with the operations of Camp Chef for periods in which it was not part of Vista Outdoor in the comparable prior periods. For the three and nine months ended January 1, 2017, we

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

recorded sales of $12,151 and $15,751, and gross profit of $3,149 and $3,860, respectively, associated with the operations of Camp Chef. The results are reflected in the Outdoor Products segment results.

Acquisition of Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration is payable if certain incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272, using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount actually paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of December 31, 2017, the value of the future contingent consideration was $3,832. The decrease from the original estimate was primarily a result of reduced profitability forecasts over the remainder of the earn-out period. The purchase price allocation was finalized in the fourth quarter of fiscal 2017. A portion of the goodwill generated in this acquisition will be deductible for tax purposes.

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed for our acquisition of Action Sports. The purchase price allocation was completed during the quarter ended March 31, 2017.

Action Sports Final Purchase Price Allocation

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

7. Net Receivables
Net receivables are summarized as follows:

	December 31, 2017	March 31, 2017
Trade receivables	$433,049	$472,233
Other receivables	1,537	3,136
Less: allowance for doubtful accounts and discounts	(24,683)	(24,654)
Net receivables	$409,903	$450,715
As of December 31, 2017 and March 31, 2017, Walmart represented 17% and 13%, respectively, of the total trade receivables balance. No other customer represented more than 10% of total trade receivables balance as of December 31, 2017 and March 31, 2017.
8. Net Inventories
Net inventories consist of the following:

	December 31, 2017	March 31, 2017
Raw materials	$101,254	$101,635
Work in process	43,536	51,004
Finished goods	269,572	410,156
Net inventories	$414,362	$562,795

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $32,067 and $23,504 as of December 31, 2017 and March 31, 2017, respectively.

9. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	December 31, 2017	March 31, 2017
Pension and other postretirement benefits	$(56,411)	$(56,929)
Derivatives	808	—
Cumulative translation adjustment	(39,600)	(56,063)
Total AOCL	$(95,203)	$(112,992)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended December 31, 2017				Nine months ended December 31, 2017
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$23	$(55,632)	$(40,391)	$(96,000)	$—	$(56,929)	$(56,063)	$(112,992)
Net actuarial losses reclassified from AOCL (1)	—	472	—	472	—	2,087	—	2,087
Prior service costs reclassified from AOCL (1)	—	(49)	—	(49)	—	(372)	—	(372)
Valuation adjustment for pension and postretirement benefit plans(2)	—	(1,202)	—	(1,202)		(1,197)	—	(1,197)
Net increase in fair value of derivatives	785	—	—	785	808	—	—	808
Net change in cumulative translation adjustment	—	—	791	791	—	—	16,463	16,463
Ending balance in AOCL	$808	$(56,411)	$(39,600)	$(95,203)	$808	$(56,411)	$(39,600)	$(95,203)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	See Note 13, Employee Benefit Plans, for a description of the pension curtailment gain recognized in the quarter ended July 2, 2017.

	Quarter ended January 1, 2017			Nine months ended January 1, 2017
	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(61,743)	$(51,091)	$(112,834)	$(63,667)	$(46,547)	$(110,214)
Net actuarial losses reclassified from AOCL (1)	1,236	—	1,236	3,708	—	3,708
Prior service costs reclassified from AOCL (1)	(274)	—	(274)	(822)	—	(822)
Net change in cumulative translation adjustment	—	(10,711)	(10,711)	—	(15,255)	(15,255)
Ending balance in AOCL	$(60,781)	$(61,802)	$(122,583)	$(60,781)	$(61,802)	$(122,583)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

10. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2017	$652,896	$204,735	$857,631
Impairment	(143,400)	—	(143,400)
Effect of foreign currency exchange rates	6,815	327	7,142
Less: goodwill held for sale	(63,688)	—	(63,688)
Balance, December 31, 2017	$452,623	$205,062	$657,685
During the quarter ended October 1, 2017, we recorded a $152,320 impairment of goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units. The company previously anticipated a return to sales growth in fiscal 2018 for these reporting units. However, during the quarter ended October 1, 2017, the company concluded that the return to growth for these reporting units would take longer than previously anticipated as a result of challenging market conditions that have persisted longer than expected.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

As a result, we reduced the projected cash flows for these reporting units to reflect the lower expected sales volume and profit margins. Given the reduction in our internal projections for these reporting units, we determined a triggering event had occurred, which indicated it was more likely than not that the fair values of these reporting units were less than the respective book values.
The fair value of both reporting units was determined using both an income and market approach. The value under the income approach is estimated using a discounted cash flow model that requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The estimated value under the income approach is weighted equally against the estimated value under the market approach that reflects the price reasonably expected to be realized from the sale of the reporting unit based on transactions involving comparable companies.
The excess book value over fair value, and resulting goodwill impairment recorded during the quarter ended October 1, 2017, in our Hunting and Shooting Accessories reporting unit was $69,734. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $7,220 impairment related to our Bushnell and Weaver tradenames. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2%.
The excess book value over fair value, and resulting goodwill impairment recorded during the quarter ended October 1, 2017, in our Sports Protection reporting unit was $73,666. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $1,700 impairment related to our Giro tradename. We determined the fair value of the indefinite lived tradename using a royalty rate of 3%.
We evaluated our other reporting units during the quarter ended October 1, 2017 and concluded that it was not more likely than not that the book values of the reporting units exceeded their fair values. However, we estimate that the excess of fair value over book value in our Outdoor Recreation and Firearms reporting units is less than 5%. Should the challenging retail environment last longer or be deeper than currently expected, if new product developments do not succeed, or if the discount rate were to increase, it is possible that the estimated fair value of these other reporting units could fall below their book value, which could necessitate further impairment of the goodwill and other intangible assets. We will continue to assess our reporting units for potential triggering events and will perform our annual impairment test as of the first day of the fourth quarter each year.
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
Net intangible assets other than goodwill consisted of the following:

	December 31, 2017			March 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$62,659	$(10,710)	$51,949	$106,159	$(17,048)	$89,111
Patented technology	16,466	(7,931)	8,535	19,066	(7,703)	11,363
Customer relationships and other	318,531	(84,557)	233,974	371,099	(78,010)	293,089
Total	397,656	(103,198)	294,458	496,324	(102,761)	393,563
Non-amortizing trade names	306,047	—	306,047	314,967	—	314,967
Net intangible assets	$703,703	$(103,198)	$600,505	$811,291	$(102,761)	$708,530

The amortizable assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.5 years. The amount of amortizing tradename and technology intangible assets for the Outdoor Products segment is presented net of a $61,054 impairment charge recorded in fiscal 2017. The amount of non-

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

amortizing tradename intangible assets in the Outdoor Products segment is presented net of $8,920 and $34,230 of impairment losses recorded in fiscal 2018 and fiscal 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015. Amortization expense for the quarters ended December 31, 2017 and January 1, 2017 was $8,400 and $10,627, respectively, and for the nine months ended December 31, 2017 and January 1, 2017 was $26,653 and $31,020, respectively.

As of December 31, 2017, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2018	$7,531
Fiscal 2019	27,380
Fiscal 2020	26,553
Fiscal 2021	26,537
Fiscal 2022	26,530
Thereafter	179,927
Total	$294,458

11. Other Current and Non-current Liabilities

Other current and non-current liabilities consisted of the following:

	December 31, 2017	March 31, 2017
Other current liabilities:
Accrual for in-transit inventory	$28,045	$17,505
Rebate accrual	26,533	19,325
Other	56,568	86,096
Total other current liabilities	$111,146	$122,926

Other non-current liabilities:
Non-current portion of accrued income tax liability	$37,720	$32,842
Other	33,909	38,204
Total other non-current liabilities	$71,629	$71,046
We provide consumer warranties against manufacturing defects on certain products within the Outdoor Products and Shooting Sports segments with warranty periods ranging typically from one year to the lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the period presented:

Balance, March 31, 2017	$10,014
Payments made	(3,832)
Warranties issued	3,643
Changes related to preexisting warranties	170
Balance, December 31, 2017	$9,995

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

12. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 31, 2017	March 31, 2017
Credit Agreement:
Term Loan	$584,000	$608,000
Revolving Credit Facility	15,000	175,000
Total principal amount of Credit Agreement	599,000	783,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	949,000	1,133,000
Less: unamortized deferred financing costs	(11,292)	(11,748)
Carrying amount of long-term debt	937,708	1,121,252
Less: current portion	(32,000)	(32,000)
Carrying amount of long-term debt, excluding current portion	$905,708	$1,089,252

Credit Agreement—On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which replaced our 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of December 31, 2017, the base rate margin was 1.25% and the Eurodollar margin was 2.25%. The weighted average interest rate for our borrowings under the Credit Agreement as of December 31, 2017 was 3.82%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.40%. As of December 31, 2017, we had $15,000 in borrowings against our $400,000 Revolving Credit Facility and had outstanding letters of credit of $26,824, which reduced amounts available on the Revolving Credit Facility to $358,176. Debt issuance costs of approximately $14,000 are being amortized over the term of the Credit Agreement.

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

During the quarter ended December 31, 2017, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our current Credit Agreement with an asset-based loan (ABL) and a new term loan. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing in the next two quarters. In order to

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

allow us sufficient time to execute the refinancing, we have requested and received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ending March 31, 2018.

5.875% Notes—On August 11, 2015, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on these notes is payable semi-annually in arrears on April 1 and October 1 of each year, starting on April 1, 2016. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,300 are being amortized to interest expense over 8 years, the term of the notes.

The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of December 31, 2017, we were in compliance with the covenants of both debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future, or complete the refinancing activity mentioned above, because of various risks and uncertainties some of which may be beyond our control.

Rank and guarantees—The Credit Agreement obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our Credit Agreement or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

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

Interest rate swaps—During the quarter ended July 2, 2017, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of December 31, 2017, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$529	1.519%	1.569%	June 2019
Non-amortizing swap	100,000	921	1.629%	1.569%	June 2020

The amount to be paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees, for the nine months ended December 31, 2017 and January 1, 2017 totaled $39,722 and $36,663, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

13. Employee Benefit Plans
During the quarter ended December 31, 2017, we recognized an aggregate net expense for employee defined benefit plans of $0 compared to $1,690 in the quarter ended January 1, 2017. The decrease was primarily due to lower amortization of previously unrecognized losses, and lower service costs due to the pension curtailment recognized in the quarter ended July 2, 2017, as discussed below.
For the nine months ended December 31, 2017 and January 1, 2017, we recognized an aggregate net expense for employee benefit plans of $1,506 and $5,072, respectively. The decrease was primarily due to the pension curtailment gain recognized in the quarter ended July 2, 2017, as discussed below, and lower service costs as a result of the curtailment. The decreases were offset by the additional expense during the quarter ended October 1, 2017 as a result of benefits for retiring executives as well as lower amortization of previously unrecognized losses.
Employer contributions and distributions—During the nine months ended December 31, 2017, we made the legally required contribution of $8,800 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made no distributions directly to retirees under the non-qualified supplemental executive retirement plan. During the nine months ended January 1, 2017, we contributed $4,400 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $10 to retirees under the non-qualified supplemental executive retirement plan. We expect to make no additional contributions directly to the pension trust, and we expect to contribute approximately $159 to our other postretirement benefit plans, and to distribute approximately $11,125 directly to retirees under our non-qualified supplemental executive retirement plans during the remainder of fiscal 2018.
Pension curtailment—In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. The benefits under the affected plans are determined by a cash balance formula that provides participating employees with an annual “pay credit” as a percentage of their eligible pay based on their age and eligible service. The curtailment was effective July 31, 2017, with employees receiving a pro-rated pay credit for 2017 and no future pay credits beginning in 2018.  However, a participating employee’s benefit will continue to grow based on annual interest credits applied to the employee’s cash balance account until commencement of the employee’s benefit. As a result of the changes, we recognized a one-time gain of $5,783 during the quarter ended July 2, 2017.

14. Income Taxes

Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.

The income tax provisions for the quarters ended December 31, 2017 and January 1, 2017 represent effective tax rates of (725.3)% and 4.4%, respectively. The decrease in the rate from the prior year quarter is primarily caused by the income tax effects of The Tax Cuts and Jobs Act (the "Tax Legislation"). The effective tax rates for the quarters ended December 31, 2017 and January 1, 2017 were lower than the statutory rates primarily because of the impact of the Tax Legislation in the current period and the goodwill impairment in the prior period, respectively.

The income tax provisions for the nine months ended December 31, 2017 and January 1, 2017 represent effective tax rates of 58.3% and (8.5)%, respectively. The increase in the rate from the prior year period is primarily caused by income tax effects of the Tax Legislation in the current quarter and nondeductible goodwill impairment charges in the current and prior years partially offset by the prior year nontaxable acquisition claim settlement gain. The effective tax rate for the nine months ended December 31, 2017 was higher than the statutory rate primarily because of the effects of the Tax Legislation in the current period. The effective tax rate for the nine months ended January 1, 2017 was lower than the statutory rate primarily because of the impact of the goodwill impairment in the prior period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

On December 22, 2017, the Tax Legislation was enacted in the United States. The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

We estimate the impact of the Tax Legislation, based on currently available information and interpretations of the law, to be a benefit to us of approximately $48 million which has been included in our current period tax benefit. The majority of the tax benefit is due to remeasurement of the U.S. deferred tax liabilities at lower enacted corporate tax rates, which did not have a cash impact on the current quarter. The actual impact of the Tax Legislation may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the Tax Legislation.

On February 9, 2015, we entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK after the distribution of all of the shares of our common stock on a pro rata basis to the holders of Alliant Techsystems Inc. common stock (the “Spin-Off”) with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The process under the Tax Matters Agreement for determining the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is ongoing. During the quarter ended December 31, 2017, we received Orbital ATK’s proposed allocation of these tax liabilities for the period from April 1, 2014 through the date of the Spin-Off. Given the complex nature of these tax matters, the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is highly uncertain. Though the resolution of these tax liabilities under the Tax Matters Agreement may have a significant impact on our cash position in a particular quarter, we do not expect this resolution to have a material impact on our business. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid between the parties, the Tax Matters Agreement is not binding on the IRS.

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
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $4,165 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,542.
15. Contingencies
Litigation—From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
Environmental liabilities—Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. We are obligated to conduct investigation and/or remediation activities at certain sites that we own or operate or formerly owned or operated.
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $736 and $750 as of December 31, 2017 and March 31, 2017, respectively.
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
16. Condensed Consolidating Financial Statements

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

Within the last four fiscal quarters, the domestic subsidiary included in our most recent acquisition (Camp Chef) was added to the list of guarantors of our 5.875% Notes. As a result, we revised the prior period guarantors and non-guarantors financial statements presented as if the new guarantor structure (as of the balance sheet date) existed for all periods presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended December 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$538,734	$65,441	$(22,971)	$581,204
Cost of sales	—	432,385	46,680	(23,966)	455,099
Gross profit	—	106,349	18,761	995	126,105
Operating expenses:
Research and development	—	6,875	—	—	6,875
Selling, general, and administrative	—	85,669	14,555	—	100,224
Income (loss) before interest and income taxes	—	13,805	4,206	995	19,006
Equity in income of subsidiaries	61,585	4,326	—	(65,911)	—
Interest expense, net	(12,494)	—	—	—	(12,494)
Income (loss) before income taxes	49,091	18,131	4,206	(64,916)	6,512
Income tax provision (benefit)	(4,652)	(43,454)	508	367	(47,231)
Net income (loss)	$53,743	$61,585	$3,698	$(65,283)	$53,743
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$53,743	$61,585	$3,698	$(65,283)	$53,743
Total other comprehensive income	797	797	791	(1,588)	797
Comprehensive income (loss)	$54,540	$62,382	$4,489	$(66,871)	$54,540

	Quarter ended January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$631,292	$57,352	$(35,086)	$653,558
Cost of sales	—	478,603	40,801	(34,452)	484,952
Gross profit	—	152,689	16,551	(634)	168,606
Operating expenses:
Research and development	—	8,170	—	—	8,170
Selling, general, and administrative	—	82,214	13,679	—	95,893
Goodwill and intangibles impairment	—	449,199	—	—	449,199
Income before interest and income taxes	—	(386,894)	2,872	(634)	(384,656)
Equity in income of subsidiaries	(371,067)	1,221	—	369,846	—
Interest expense, net	(10,551)	—	—	—	(10,551)
Income before income taxes	(381,618)	(385,673)	2,872	369,212	(395,207)
Income tax provision (benefit)	(3,959)	(14,606)	1,263	(246)	(17,548)
Net income	$(377,659)	$(371,067)	$1,609	$369,458	$(377,659)
Other comprehensive income, net of tax:
Net income (from above)	$(377,659)	$(371,067)	$1,609	$369,458	$(377,659)
Total other comprehensive income	(9,749)	(9,749)	(10,711)	20,460	(9,749)
Comprehensive income	$(387,408)	$(380,816)	$(9,102)	$389,918	$(387,408)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Nine months ended December 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,632,646	$170,682	$(66,092)	$1,737,236
Cost of sales	—	1,276,170	117,271	(67,845)	1,325,596
Gross profit	—	356,476	53,411	1,753	411,640
Operating expenses:
Research and development	—	22,113	—	—	22,113
Selling, general, and administrative	—	267,195	38,841	—	306,036
Goodwill and intangibles impairment	—	102,320	50,000	—	152,320
Income (loss) before interest and income taxes	—	(35,152)	(35,430)	1,753	(68,829)
Equity in income of subsidiaries	(20,805)	(38,847)	—	59,652	—
Interest expense, net	(37,456)	—	—	—	(37,456)
Income (loss) before income taxes	(58,261)	(73,999)	(35,430)	61,405	(106,285)
Income tax provision (benefit)	(13,951)	(53,194)	4,549	621	(61,975)
Net income (loss)	$(44,310)	$(20,805)	$(39,979)	$60,784	$(44,310)
Other comprehensive (loss) income, net of tax:
Net income (loss) (from above)	$(44,310)	$(20,805)	$(39,979)	$60,784	$(44,310)
Total other comprehensive income	17,789	17,789	16,463	(34,252)	17,789
Comprehensive loss	$(26,521)	$(3,016)	$(23,516)	$26,532	$(26,521)

	Nine months ended January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$1,888,699	$169,012	$(89,572)	$1,968,139
Cost of sales	—	1,419,712	111,710	(88,675)	1,442,747
Gross profit	—	468,987	57,302	(897)	525,392
Operating expenses:
Research and development	—	24,202	(51)	—	24,151
Selling, general, and administrative	—	260,205	42,855	—	303,060
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Goodwill and intangibles impairment	—	449,199	—	—	449,199
Income before interest and income taxes	30,027	(264,619)	14,498	(897)	(220,991)
Equity in income of subsidiaries	(284,930)	8,536	—	276,394	—
Interest expense, net	(32,657)	—	—	—	(32,657)
Income before income taxes	(287,560)	(256,083)	14,498	275,497	(253,648)
Income tax provision (benefit)	(12,249)	28,847	5,398	(333)	21,663
Net income	$(275,311)	$(284,930)	$9,100	$275,830	$(275,311)
Other comprehensive income, net of tax:
Net income (from above)	(275,311)	(284,930)	9,100	275,830	(275,311)
Total other comprehensive loss	(12,369)	(12,369)	(15,255)	27,624	(12,369)
Comprehensive income	$(287,680)	$(297,299)	$(6,155)	$303,454	$(287,680)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	December 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,478	$18,801	$—	$63,279
Net receivables	—	384,867	25,036	—	409,903
Due from affiliates, current	—	—	10,978	(10,978)	—
Net inventories	—	395,533	22,086	(3,257)	414,362
Assets held for sale	—	73,741	136,412	—	210,153
Other current assets	—	24,992	(1,492)	—	23,500
Total current assets	—	923,611	211,821	(14,235)	1,121,197
Net property, plant, and equipment	—	259,796	7,695	—	267,491
Investment in subsidiaries	2,366,342	160,228	—	(2,526,570)	—
Goodwill	—	652,263	5,422	—	657,685
Net intangible assets	—	592,349	8,156	—	600,505
Long-term due from affiliates	—	235,358	—	(235,358)	—
Deferred charges and other non-current assets	—	27,977	7,088	—	35,065
Total assets	$2,366,342	$2,851,582	$240,182	$(2,776,163)	$2,681,943
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	103,188	5,203	—	108,391
Due to affiliates, current	—	10,978	—	(10,978)	—
Accrued compensation	—	39,293	232	—	39,525
Accrued income taxes	—	3,744	(111)	(2,846)	787
Federal excise tax	—	21,748	2,365	—	24,113
Liabilities held for sale	—	14,687	27,599	—	42,286
Other current liabilities	—	106,795	4,351	—	111,146
Total current liabilities	32,000	300,433	39,639	(13,824)	358,248
Long-term debt	905,708	—	—	—	905,708
Deferred income tax liabilities	—	67,655	979	1,656	70,290
Accrued pension and postemployment benefits	—	45,791	—	—	45,791
Long-term due to affiliates	198,357	—	37,001	(235,358)	—
Other long-term liabilities	—	70,568	1,061	—	71,629
Total liabilities	1,136,065	484,447	78,680	(247,526)	1,451,666
Equity
Total stockholders' equity	1,230,277	2,367,135	161,502	(2,528,637)	1,230,277
Total liabilities and stockholders' equity	$2,366,342	$2,851,582	$240,182	$(2,776,163)	$2,681,943

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,027	$22,048	$—	$45,075
Net receivables	—	409,177	41,538	—	450,715
Due from affiliates, current	—	1,787	—	(1,787)	—
Net inventories	—	510,754	57,050	(5,009)	562,795
Income tax receivable	—	22,394	1,303	1,961	25,658
Other current assets	—	23,177	2,427	—	25,604
Total current assets	—	990,316	124,366	(4,835)	1,109,847
Net property, plant, and equipment	—	262,711	9,635	—	272,346
Investment in subsidiaries	2,552,948	196,547	—	(2,749,495)	—
Goodwill	—	749,898	107,733	—	857,631
Net intangible assets	—	676,576	31,954	—	708,530
Long-term due from affiliates	—	230,669	—	(230,669)	—
Deferred charges and other non-current assets	—	23,482	4,911	—	28,393
Total assets	$2,552,948	$3,130,199	$278,599	$(2,984,999)	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	117,650	10,068	—	127,718
Due to affiliates, current	—	—	1,787	(1,787)	—
Accrued compensation	—	30,173	3,490	—	33,663
Federal excise tax	—	29,042	1,040	—	30,082
Other current liabilities	—	110,321	12,605	—	122,926
Total current liabilities	32,000	287,186	28,990	(1,787)	346,389
Long-term debt	1,089,252	—	—	—	1,089,252
Deferred income tax liabilities	—	153,636	6,979	150	160,765
Accrued pension and postemployment benefits	—	64,230	—	—	64,230
Long-term due to affiliates	186,631	—	44,038	(230,669)	—
Other long-term liabilities	—	69,384	1,662	—	71,046
Total liabilities	1,307,883	574,436	81,669	(232,306)	1,731,682
Equity
Total stockholders' equity	1,245,065	2,555,763	196,930	(2,752,693)	1,245,065
Total liabilities and stockholders' equity	$2,552,948	$3,130,199	$278,599	$(2,984,999)	$2,976,747

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended December 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(21,251)	$256,539	$7,819	$—	$243,107
Investing Activities:
Capital expenditures	—	(42,744)	(817)	—	(43,561)
Due from affiliates	—	(192,374)	—	192,374	—
Proceeds from the disposition of property, plant, and equipment	—	30	58	—	88
Cash provided by (used for) investing activities	—	(235,088)	(759)	192,374	(43,473)
Financing Activities:
Due to (from) affiliates	204,167	—	(11,793)	(192,374)	—
Borrowings on line of credit	250,000	—	—	—	250,000
Payments made on line of credit	(410,000)	—	—	—	(410,000)
Payments made on long-term debt	(24,000)	—	—	—	(24,000)
Payments made for debt issuance costs	(1,805)	—	—	—	(1,805)
Deferred payments for acquisitions	(1,348)	—	—	—	(1,348)
Proceeds from employee stock compensation plans	4,237	—	—	—	4,237
Cash provided by (used for) financing activities	21,251	—	(11,793)	(192,374)	(182,916)
Effect of foreign exchange rate fluctuations on cash	—	—	1,486	—	1,486
(Decrease) increase in cash and cash equivalents	—	21,451	(3,247)	—	18,204
Cash and cash equivalents at beginning of period	—	23,027	22,048	—	45,075
Cash and cash equivalents at end of period	$—	$44,478	$18,801	$—	$63,279

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended January 1, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$11,298	$42,021	$4,572	$—	$57,891
Investing Activities:
Capital expenditures	—	(48,443)	(859)	—	(49,302)
Due from affiliates	—	(116,584)	—	116,584	—
Acquisition of businesses, net of cash acquired	(465,684)	7,149	386	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	—	42	50	—	92
Cash used for investing activities	(465,684)	(157,836)	(423)	116,584	(507,359)
Financing Activities:
Due to (from) affiliates	114,467	—	2,117	(116,584)	—
Borrowings on line of credit	445,000	—	—	—	445,000
Payments made on line of credit	(255,000)	—	—	—	(255,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(24,000)	—	—	—	(24,000)
Payments made for debt issuance costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(122,860)	—	—	—	(122,860)
Deferred payments for acquisitions	(7,136)	—	—	—	(7,136)
Proceeds from employee stock compensation plans	75	—	—	—	75
Cash provided by financing activities	454,386	—	2,117	(116,584)	339,919
Effect of foreign exchange rate fluctuations on cash	—	—	(1,302)	—	(1,302)
(Decrease) in cash and cash equivalents	—	(115,815)	4,964	—	(110,851)
Cash and cash equivalents at beginning of period	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of period	$—	$17,688	$23,153	$—	$40,841

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

17. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. It is impractical to report revenues from external customers by product category due to certain significant sales deductions including volume rebates and discounts that are not attributed to product categories. Each segment is described below:

•
Outdoor Products, which generated approximately 51% of our external sales in the nine months ended December 31, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 49% of our external sales in the nine months ended December 31, 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Walmart contributed 14% and 11% of our sales in the nine months ended December 31, 2017 and January 1, 2017, respectively. No other single customer contributed 10% or more of our sales in the quarters ended December 31, 2017 and January 1, 2017.
The following summarizes our results by segment:

	Quarter ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Sales to external customers:
Outdoor Products	$294,878	$292,800	$876,489	$900,981
Shooting Sports	286,326	360,758	860,747	1,067,158
Total sales to external customers	$581,204	$653,558	$1,737,236	$1,968,139

Gross Profit
Outdoor Products	$74,175	$71,161	$226,293	$235,818
Shooting Sports	51,986	97,560	185,645	290,010
Corporate	(56)	(115)	(298)	(436)
Total gross profit	$126,105	$168,606	$411,640	$525,392
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,946 and $1,769 for the quarters ended December 31, 2017 and January 1, 2017, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $4,198 and $3,518 for the nine months ended December 31, 2017 and January 1, 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

18. Subsequent Events

As discussed in Note 12, Long-term Debt, in February 2018 we received from our Credit Agreement lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ending March 31, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as "may," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Forward-looking statements can be affected by assumptions we use and by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements we make. The factors listed below are some of the factors that may cause our actual results to differ materially from the expectations expressed in the forward-looking statements. However, it is not possible to predict or identify all potential risks and uncertainties and you should not consider the following list to be a complete statement of all such factors.

•
general economic and business conditions in the United States and our other markets, including employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers;

•	our ability to attract and retain key personnel and maintain and grow our relationships with customers, suppliers, and other business partners;

•
our ability to adapt our products to changes in technology, the marketplace and customer preferences, including our ability to respond to shifting preferences of the end consumer from brick and mortar retail to online retail;

•	our ability to maintain and enhance brand recognition and reputation;

•	reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, firearms, or other outdoor sports and recreation products;

•	risks associated with our sales to significant customers, including unexpected cancellations, delays, and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy, and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy, including our ability to complete and realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

•
the outcome of contingencies, including with respect to litigation and other proceedings relating to intellectual property, product liability, warranty liability, personal injury, and environmental remediation;

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
As of December 31, 2017, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of December 31, 2017, Vista Outdoor's two operating segments were:

•
Outdoor Products, which generated approximately 51% of our external sales in the nine months ended December 31, 2017. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 49% of our external sales in the nine months ended December 31, 2017. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2018 financial results included the following:
Financial highlights for the quarter ended December 31, 2017

•
Quarterly sales were $581,204 and $653,558 for the quarters ended December 31, 2017 and January 1, 2017, respectively. The decrease was driven principally by a decrease in sales of $74,432 in the Shooting Sports segment for the reasons described below. The sales of the Outdoor Products segment were relatively consistent with the prior year quarter.

•
Gross profit was $126,105 and $168,606 for the quarters ended December 31, 2017 and January 1, 2017, respectively. The decrease in gross profit was driven by the Shooting Sports segment due to increased promotional activity, lower sales volume and unfavorable changes in product mix.

•	The Eyewear business (consisting of the Bollé, Serengeti and Cébé brands) was classified as held for sale during the quarter end December 31, 2017.

•
The decrease in the current quarter's tax rate to (725.3)% from 4.4% in the quarter ended January 1, 2017 is primarily caused by the income tax effects of the Tax Legislation. On December 22, 2017, the Tax Legislation was enacted in the United States. The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

Outlook

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal year, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that resulted in a deeper discounting of our products and higher channel inventory levels. These market pressures became particularly pronounced during the latter half of the third fiscal quarter of fiscal 2017 and have continued throughout fiscal 2018 longer than we previously anticipated. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue throughout fiscal 2018. Given these market conditions, we are taking appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured products across both operating segments. Notwithstanding the market conditions, we believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and we anticipate introducing new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting-sports-related products currently represent just under half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. During the later months of fiscal 2017 and continuing into fiscal 2018, we believe the market has softened due to the current political environment. The Shooting Sports industry historically has been a cyclical business with previous market declines lasting 12–24 months. The current political climate, the timing of national elections, and other market factors may cause the current market downturn to last longer than prior cycles. Given these market conditions, we are taking actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured product across both operating segments. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

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

The accounting policies used in preparing our interim fiscal 2018 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K.

Accounting for goodwill and indefinite lived intangibles

During the quarter ended October 1, 2017, we recorded a $152,320 impairment of goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units. The company previously anticipated a return to sales growth in fiscal 2018 for these reporting units. However, during the quarter ended October 1, 2017, the company concluded that the return to growth for these reporting units would take longer than previously anticipated as a result of challenging market conditions that have persisted longer than we expected.

As a result, we reduced the projected cash flows for these reporting units to reflect the lower expected sales volume and profit margins. Given the reduction in our internal projections for these reporting units, we determined a triggering event had occurred, which indicated it was more likely than not that the fair values of these reporting units were less than the respective book values.

The fair value of both reporting units was determined using both an income and market approach. The value under the income approach is estimated using a discounted cash flow model that requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The estimated value under the income approach is weighted equally against the estimated value under the market approach that reflects the price reasonably expected to be realized from the sale of the reporting unit based on transactions involving comparable companies.

The excess book value over fair value, and resulting goodwill impairment recorded during the quarter ended October 1, 2017, in our Hunting and Shooting Accessories reporting unit was $69,734. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $7,220 impairment related to our Bushnell and Weaver tradenames. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2%.

The excess book value over fair value, and resulting goodwill impairment recorded during the quarter ended October 1, 2017, in our Sports Protection reporting unit was $73,666. To determine the fair value under the income approach, we used a discount rate of 8% and a terminal growth rate of 3%. During the quarter ended October 1, 2017, we also performed an interim test for indefinite lived tradename impairment and we recorded a $1,700 impairment related to our Giro tradename. We determined the fair value of the indefinite lived tradename using a royalty rate of 3%.

We evaluated our other reporting units during the quarter ended October 1, 2017, and we concluded that it was not more likely than not that the book values of the reporting units exceeded their fair values. However, we estimate that the excess of fair value over book value in our Outdoor Recreation and Firearms reporting units is less than 5%. Should the challenging retail environment last longer or be deeper than currently expected, if new product developments do not succeed, or if the discount rate were to increase, it is possible that the estimated fair value of these other reporting units could fall below their book value, which could necessitate further impairment of the goodwill and other intangible assets. We will continue to assess our reporting units for potential triggering events and will perform our annual impairment test as of the first day of the fourth quarter each year.
Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.

Acquisitions

We had no acquisitions during the nine months ended December 31, 2017 and the following acquisitions during the nine months ended January 1, 2017:

•
Camp Chef—On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 was deferred and is payable in equal installments after the first, second and third anniversary of the closing date, and approximately $10,000 is payable if incremental growth milestones are met and key members of Camp Chef management continue their employment with us. The approximately $10,000 is being expensed over the three-year measurement period and is paid in equal installments as each milestone is achieved. The growth milestones were met for the first year and therefore we paid $3,371 during the quarter ended December 31, 2017.

•
Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using the Black Scholes option pricing model. As of December 31, 2017, the value of the future contingent consideration was $3,832; the total amount paid may differ from this value. Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia.

Sales
Walmart contributed 14% and 11% of our sales in the nine months ended December 31, 2017 and January 1, 2017, respectively. No other single customer contributed 10% or more of our sales in the nine months ended December 31, 2017 and January 1, 2017.
The following is a summary of each operating segment's sales:

	Quarter ended				Nine months ended
	December 31, 2017	January 1, 2017	$ Change	% Change	December 31, 2017	January 1, 2017	$ Change	% Change
Outdoor Products	$294,878	$292,800	$2,078	0.7%	$876,489	$900,981	$(24,492)	(2.7)%
Shooting Sports	286,326	360,758	(74,432)	(20.6)%	860,747	1,067,158	(206,411)	(19.3)%
Total external sales	$581,204	$653,558	$(72,354)	(11.1)%	$1,737,236	$1,968,139	$(230,903)	(11.7)%
The total change in net sales was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products—The sales of the Outdoor Products segment increased slightly compared to the prior year quarter, with increases in our sports protection business partially offset by decreases in our hunting and shooting accessories business.
Shooting Sports—The decrease in sales was driven by lower demand in the market for ammunition and firearms across most product lines, primarily for centerfire and rimfire ammunition.
Nine Months Ended
Outdoor Products—The decrease in sales was driven by lower organic sales across most product lines as a result of a challenging retail environment, partially offset by additional sales of $32,752 associated with the operations of Camp Chef for the period in which it was not part of Vista Outdoor in the comparable prior period.
Shooting Sports—The decrease in sales was driven by lower demand in the market for ammunition and firearms across most product lines, primarily for centerfire ammunition and firearms.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Nine months ended
Cost of sales	December 31, 2017	January 1, 2017	$ Change	% Change	December 31, 2017	January 1, 2017	$ Change	% Change
Outdoor Products	$220,703	$221,639	$(936)	(0.4)%	$650,196	$665,163	$(14,967)	(2.3)%
Shooting Sports	234,340	263,198	(28,858)	(11.0)%	675,102	777,148	(102,046)	(13.1)%
Corporate	56	115	(59)	(51.3)%	298	436	(138)	(31.7)%
Total cost of sales	$455,099	$484,952	$(29,853)	(6.2)%	$1,325,596	$1,442,747	$(117,151)	(8.1)%

	Quarter ended				Nine months ended
Gross profit	December 31, 2017	January 1, 2017	$ Change	% Change	December 31, 2017	January 1, 2017	$ Change	% Change
Outdoor Products	$74,175	$71,161	$3,014	4.2%	$226,293	$235,818	$(9,525)	(4.0)%
Shooting Sports	51,986	97,560	(45,574)	(46.7)%	185,645	290,010	(104,365)	(36.0)%
Corporate	(56)	(115)	59	(51.3)%	(298)	(436)	138	(31.7)%
Total gross profit	$126,105	$168,606	$(42,501)	(25.2)%	$411,640	$525,392	$(113,752)	(21.7)%
The total change in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products—The increase in gross profit was driven by decreased promotional activity and favorable changes in product mix.
Shooting Sports—The decrease in gross profit was primarily due to increased promotional activity, lower sales volume and unfavorable product mix.
Corporate—The change in corporate gross profit was not material.
Nine Months Ended
Outdoor Products—The decrease in gross profit was driven by lower sales and unfavorable changes in product mix, partially offset by the profit impact of $9,947 associated with the operations of Camp Chef for the period in which it was not part of Vista Outdoor in the comparable prior period.
Shooting Sports—The decrease in gross profit was primarily driven by the decrease in sales volume noted above, additional promotional activities and unfavorable changes in product mix.
Corporate—The change in corporate gross profit was not material.

Operating Expenses

	Quarter ended					Nine months ended
	December 31, 2017	As a % of Sales	January 1, 2017	As a % of Sales	$ Change	December 31, 2017	As a % of Sales	January 1, 2017	As a % of Sales	$ Change
Research and development	$6,875	1.2%	$8,170	1.3%	$(1,295)	$22,113	1.3%	$24,151	1.2%	$(2,038)
Selling, general, and administrative	100,224	17.2%	95,893	14.7%	4,331	306,036	17.6%	303,060	15.4%	2,976
Acquisition claim settlement gain, net	—	—%	—	—%	—	—	—%	(30,027)	(1.5)%	30,027
Goodwill and intangibles impairment	—	—%	449,199	68.7%	(449,199)	152,320	8.8%	449,199	22.8%	(296,879)
Total operating expenses	$107,099	18.4%	$553,262	84.7%	$(446,163)	$480,469	27.7%	$746,383	37.9%	$(265,914)
Quarter Ended
Operating expenses decreased $446,163 primarily due to a goodwill and intangibles impairment charge in the prior year quarter. The increase in selling, general, and administrative expenses was due primarily to lower employee bonus accruals in the prior period and the current period costs associated with the search and replacement of our CEO and CFO, as well as other costs in the current period associated with the reorganizing of our business.
Nine Months Ended
Operating expenses decreased $265,914 from the prior-year period primarily due to a goodwill and intangibles impairment charge in the prior year, partially offset by a goodwill and intangibles charge in the current year and a one-time gain recorded in the prior year as a result of the settlement of claims related to the Bushnell acquisition.
Net Interest Expense

	Quarter ended				Nine months ended
	December 31, 2017	January 1, 2017	$ Change	% Change	December 31, 2017	January 1, 2017	$ Change	% Change
Interest Expense	$12,494	$10,551	$1,943	18.4%	$37,456	$32,657	$4,799	14.7%
Quarter Ended
The increase was due to a higher average interest rate, partially offset by a decrease in our average debt balance.
Nine Months Ended
The increase was due to a higher average interest rate, partially offset by a decrease in our average debt balance and by the lack of the write-off of deferred financing costs that was recorded in the prior year.
Income Tax Provision

	Quarter ended					Nine months ended
	December 31, 2017	Effective Rate	January 1, 2017	Effective Rate	$ Change	December 31, 2017	Effective Rate	January 1, 2017	Effective Rate	$ Change
Income taxes	$(47,231)	(725.3)%	$(17,548)	4.4%	$(29,683)	$(61,975)	58.3%	$21,663	(8.5)%	$(83,638)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on estimated effective annual income tax rates.
On December 22, 2017, the Tax Legislation was enacted in the United States. The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing the territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We expect to see net benefits from the lower tax rate in the U.S. although there are offsetting effects from other components of the Tax Legislation.

Quarter Ended
The income tax provisions for the quarters ended December 31, 2017 and January 1, 2017 represent effective tax rates of (725.3)% and 4.4%, respectively. The decrease in the rate from the prior year quarter is primarily caused by a revaluation of deferred taxes as a result of the Tax Legislation.
Nine Months Ended
The income tax provisions for the nine months ended December 31, 2017 and January 1, 2017 represent effective tax rates of 58.3% and (8.5)%, respectively. The decrease in the rate from the prior year period is primarily caused by income tax effects of the Tax Legislation in the current quarter and nondeductible goodwill impairment charges in the current and prior years partially offset by the prior year nontaxable acquisition claim settlement gain.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a committed credit facility and access to the public debt and equity markets. We use our cash primarily to fund investments in our existing businesses and for debt repayment, acquisitions, and other activities.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended December 31, 2017 and January 1, 2017 are summarized as follows:

	December 31, 2017	January 1, 2017
Cash provided by operating activities	$243,107	$57,891
Cash used for investing activities	(43,473)	(507,359)
Cash (used for) provided by financing activities	(182,916)	339,919
Effect of foreign exchange rate fluctuations on cash	1,486	(1,302)
Net cash flows	$18,204	$(110,851)
Operating Activities—Cash provided by operating activities was $243,107 in the nine months ended December 31, 2017 compared to cash provided of $57,891 in the prior year period, a change of $185,216. The change from the prior year period was primarily a result of favorable changes in working capital balances. The change in working capital was driven primarily by planned reductions in inventories and the timing of supplier payments.
Investing Activities—Cash used for investing activities was $43,473 compared to $507,359 in the prior year period, a change of $463,886. The change is driven by the acquisition of Action Sports and Camp Chef in the prior period.
Financing Activities—Cash used for financing activities was $182,916 in the current period, compared to cash provided by financing activities of $339,919 in the prior year period, a change of $522,835. This change was primarily driven by cash from the issuance of long-term debt of $307,500 in the prior period, the purchase of treasury shares of $122,860 in the prior period, and the net borrowings on the revolving credit facility of $190,000 in the prior period, partially offset by net repayments on the revolving credit facility of $160,000 in the current period.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months.

We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions or the company's financial condition and performance.
During the quarter ended December 31, 2017, we received Orbital ATK’s proposed allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK as discussed further in Note 14 Income Taxes. Given the complex nature of these tax matters, the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is highly uncertain. Though the resolution of these tax liabilities under the Tax Matters Agreement may have a significant impact on our cash position in a particular quarter, we do not expect this resolution to have a material impact on our business.
Long-Term Debt and Credit Agreement
As of December 31, 2017, our indebtedness consisted of the following:

December 31, 2017
Credit Agreement:
Term Loan	$584,000
Revolving Credit Facility	15,000
Total principal amount of Credit Agreement	599,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	949,000
Less: Unamortized deferred financing costs	(11,292)
Carrying amount of long-term debt	937,708
Less: current portion	(32,000)
Carrying amount of long-term debt, excluding current portion	$905,708
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 43.5% as of December 31, 2017.

See Note 12, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this report for additional discussion of the 5.875% Notes and the Credit Agreement.
Covenants
Credit Agreement—Our Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, make loans and investments, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), including payments for future share repurchases and dividends, as long as we maintain a certain amount of liquidity and maintain certain debt limits. When those requirements are not met, the limit under the Credit Agreement is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2017.
The Credit Agreement contains covenants that require us to maintain a minimum consolidated interest coverage ratio, and not to exceed a certain consolidated leverage ratio and a consolidated senior secured leverage ratio (all as specified in the Credit Agreement) below certain thresholds. Our financial covenant ratios as of December 31, 2017 were as follows:

	Interest Coverage Ratio*	Total Leverage Ratio†	Senior Leverage Ratio†
Requirement	3.00	4.75	3.50
Actual	4.80	4.23	2.63
* Not to be below the required financial ratio
† Not to exceed the required financial ratio
The Total Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of

EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Leverage Ratio is the sum of our senior secured debt plus financial letters of credit and surety bonds, in each case secured by liens on any of our or our subsidiaries’ property or assets, net of up to $75,000 of cash, divided by Covenant EBITDA for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by pro forma interest expense (excluding amortization or write-off of deferred financing costs).
During the quarter ended December 31, 2017, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our current Credit Agreement with an asset-based loan (ABL) and a new term loan. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing in the next two quarters. In order to allow us sufficient time to execute the refinancing, we have requested and received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ending March 31, 2018.
5.875% Notes—The indenture governing the 5.875% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments.
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of December 31, 2017, we were in compliance with the covenants of both debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future, or complete the refinancing activity mentioned above, because of various risks and uncertainties some of which may be beyond our control.Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Share Repurchases
In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. Our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018, which was completed during fiscal 2017.

We made no share repurchases during the nine months ended December 31, 2017. During the nine months ended January 1, 2017, we repurchased 3,095,952 shares for $126,560.
Any additional repurchases would be subject to the approval of a new share repurchase program, market conditions, and our compliance with our debt covenants, as described above.
Other Contractual Obligations and Commitments

Other than the additional debt noted previously, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2017.
Contingencies
Litigation—From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
Environmental Liabilities—Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. We are obligated to conduct investigation and/or remediation activities at certain sites that we own or operate or formerly owned or operated.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Walmart contributed 14% and 11% of our sales in the nine months ended December 31, 2017 and January 1, 2017, respectively. No other single customer contributed 10% or more of our sales in the nine months ended December 31, 2017 and January 1, 2017.
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
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2017, our Chief Executive Officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the earliest reportable event, the information appearing in this Item 5 is intended to satisfy the Company’s disclosure obligations under Items 5.02 and 1.01 of Form 8-K.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers;

On February 2, 2018, following the previously announced departure of Stephen M. Nolan as Chief Financial Officer of the Company, Anneliese Rodrigues, the Company's Vice President, Financial Planning and Analysis, was designated as acting principal financial officer during the period that the Company conducts a search for a replacement Chief Financial Officer.

Ms. Rodrigues, 58, has served as the Company’s Vice President, Financial Planning and Analysis, since June 2015.  Prior to joining Vista Outdoor, Ms. Rodrigues was a Director of Financial Planning and Analysis at Exelis Inc., a global aerospace, defense, information and services company, from November 2010 through June 2015.  Prior to this, Ms. Rodrigues was the Corporate Controller at CompuDyne Corporation, a manufacturer of security equipment, from November 2008 to November 2010.  She also held the roles of Assistant Controller - Americas at Pitney Bowes Business Insights, a global technology company that provides customer engagement, customer information management, global e-commerce, location intelligence, and mailing and shipping services, and was the Chief Financial Officer at Baltimore American Mortgage.

In her role of Vice President, Financial Planning and Analysis, Ms. Rodrigues receives an annual base salary of $210,000. Her target annual cash incentive compensation is 35% of her base salary and her annual long-term equity incentive award target is 35% of her base salary.

In connection with the designation of Ms. Rodrigues as interim principal financial officer, the Company entered into an award letter agreement with Ms. Rodrigues (the “Award Letter”) on February 6, 2018. The Award Letter provides that she will be receiving a one-time cash award in the amount of $50,000. The foregoing description of the Award Letter is qualified in its entirety by the full text of the award letter filed herewith as Exhibit 10.3 and incorporated herein by reference.

Entry into a Material Definitive Agreement

On February 7, 2018, Vista Outdoor entered into a Limited Waiver and Consent to Amended and Restated Credit Agreement (the "Waiver") with the lenders party thereto and Bank of America, N.A., in its capacity as administrative agent (the "Administrative Agent" and collectively, the "Lender Parties"), which, among other things, provided for certain waivers and modifications to our Amended and Restated Credit Agreement, dated as of April 1, 2016 (as amended by that certain First Amendment, dated as of May 9, 2017) with the Administrative Agent and the lenders party thereto (as amended, the "Credit Agreement"). Pursuant to the Waiver, the Lender Parties waived compliance by Vista Outdoor with the Consolidated Leverage Ratio financial covenant set forth in Section 7.10(b) of the Credit Agreement for the fiscal quarter and fiscal year ended March 31, 2018.

The foregoing description of the Waiver is qualified in its entirety by the full text thereof filed herewith as Exhibit 10.4 and incorporated herein by reference.

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

10.1	Offer Letter between Vista Outdoor Inc. and David Allen (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2017).
10.2
Offer Letter between Vista Outdoor Inc. and Jason Vanderbrink (Exhibit 10.2 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2017).

10.3	Award Letter between Vista Outdoor Inc. and Anneliese Rodrigues.
10.4	Limited Waiver and Consent to Amended and Restated Credit Agreement, dated as of February 7, 2018, among Vista Outdoor Inc., Bank of America, N.A. and the other parties thereto.
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

VISTA OUTDOOR INC.
Date:	February 8, 2018	By:	/s/ Anneliese Rodrigues
		Name:	Anneliese Rodrigues
		Title:	Vice President, Financial Planning and Analysis
(On behalf of registrant and as acting principal financial officer)