Form 10-K
period 2018-03-31
Vista Outdoor Inc.
filed 2018-05-18
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
262 N University Ave
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 1, 2017, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1.3 billion (based upon the closing price of the common stock on the New York Stock Exchange on October 1, 2017).
As of May 7, 2018, there were 57,446,990 of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements"” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of this Annual Report as updated by any subsequent Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K we file with the Securities and Exchange Commission (the “SEC”).
ITEM 1.    BUSINESS
Certain business terms used in this document are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with our consolidated financial statements included in this report.

Our Company

Vista Outdoor is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. Vista Outdoor operates in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has 18 manufacturing operations and facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

We serve the outdoor sports and recreation markets through a diverse portfolio of over 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, outdoor sports optics, performance eyewear, protection for certain action sports, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Dick's Sporting Goods, Sports South, Sportsman's Warehouse, Target, United Sporting Companies, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website.

Many of our brands have a rich, long-standing heritage, such as Federal Premium, founded in 1922, and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No. 1 sales position in the U.S. markets for ammunition, binoculars, game calls, golf rangefinders, holsters, hydration packs/bottles, and trap throwing devices. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to improve performance, quality, and affordability while providing world-class customer support to leading retail partners and end users. We have received numerous awards for product innovation by respected industry publications and for service from our retail customers. Additionally, high-profile professional sportsmen and athletes use and endorse our products, which influences the purchasing behavior of recreational consumers.

Our brands in the Outdoor Products and Shooting Sports segments include the following:

Outdoor Products		Shooting Sports
Alliant Powder	GunMate	American Eagle
Bee Stinger	Gunslick Pro	Blazer
Bell	Hoppe's	Black Cloud
Blackburn	Jimmy Styks	CCI
BLACKHAWK!	Krash	Estate Cartridge
Bollé	M-Pro 7	Federal Premium
Bushnell	Millett	Force on Force
Butler Creek	Night Optics	Fusion
C-Preme	Outers	Gold Dot
CamelBak	Primos	Gold Medal
Camp Chef	Raskullz	Lawman
Cébé	Redfield	Prairie Storm
Champion Target	Serengeti	Savage Arms
CoPilot	Simmons	Savage Range Systems
Eagle	Tasco	Speer
Final Approach	Uncle Mike's	Stevens
Giro	Weaver	Syntech
Gold Tip		Valkyrie

We have approximately 5,700 employees across four continents. We also source finished product both domestically and internationally for global distribution. Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. Our strong wholesale and retail relationships and diverse product offering provide a unique competitive advantage.

On May 1, 2018, Vista Outdoor announced its strategic business transformation plan, designed to allow the Company to focus resources on pursuing growth in its core product categories. The plan is a result of a comprehensive evaluation of the brands within our current portfolio based on their ability to serve the Company's target consumer; create cross-selling and other similar synergy opportunities; achieve market leading positions and leadership economics; and demonstrate omni-channel distribution capabilities. As a result of this evaluation, Vista Outdoor will focus on achieving growth through its market-leading brands in ammunition, hunting and shooting accessories, hydration bottles and packs, and outdoor cooking products.

The Company plans to explore strategic options for assets that fall outside of these core product categories, including its remaining Sports Protection brands (e.g. Bell, Giro, and Blackburn), Jimmy Styks paddle boards, and Savage and Stevens firearms. Vista Outdoor expects that the execution of this process will significantly reduce the Company's leverage, improve financial flexibility and the efficiency of its capital structure, and provide additional resources to reinvest in core product categories, both organically and through acquisition. We intend to begin the portfolio reshaping immediately, and anticipate executing any strategic alternatives by the end of fiscal year 2020.

Market Opportunity

We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, water sports and wildlife viewing, totaled $93 billion in 2016, according to the 2017 Outdoor Recreation Economy National Report issued by the Outdoor Industry Association, which publishes data every five years. Examples of the sports and activities we target include archery, camping, cycling, golf, hiking, hunting, paddle boarding, snow skiing, target shooting, and wildlife watching. We believe the sporting goods and outdoor recreation sectors are lucrative global markets with the potential for future growth. We believe a greater awareness of, and participation in, outdoor sports and recreation has been a principal driver of this growth. We believe that long-term growth will be driven by positive shifts in consumer demographics utilizing our products, including increases in new, female and younger participants, and expanding interest in outdoor sports and shooting activities.

Outdoor Recreation Industry

The outdoor recreation and accessories industry represents a large focus area of our business. Examples of activities in this industry include archery, camping, cycling, golfing, hiking, hunting, outdoor cooking, water sports, wildlife watching, and winter sports. Our consumers often participate in more than one of these activities.

During the current fiscal year, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of some of our customers. This challenging retail environment has been caused by a shift in consumer preferences to online platforms, as well as other market pressures. Based on the current economic conditions and the sluggish retail environment in our market, we expect these conditions to continue into fiscal 2019. We believe that, in the long-term, the industry will continue to grow as we see increases in new, female and younger participants, and expanding interest in outdoor sports and shooting activities. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments, including increased use of social media and continuous updating of our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and will introduce new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports products currently represent approximately half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During fiscal 2016 and in the first half of fiscal 2017, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. During the later months of fiscal 2017 and continuing into fiscal 2018, we believe the market softened due to developments in the political environment. The shooting sports industry historically has been a cyclical business with previous market declines lasting 12–24 months. The current political climate, the timing of national elections, and other market factors may cause the current market downturn to last longer than prior cycles. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

Competitive Strengths

Portfolio of Authentic Brands Focused on Outdoor Recreation and Shooting Sports

We have a diverse portfolio of outdoor recreation and shooting sports brands, many with long-standing, market-leading positions. We seek to maintain our brand strength by developing performance-enhancing innovations, introducing new products, engaging in product and brand marketing campaigns, and providing marketing support to our strategic channel partners. We target selling prices that balance our premium positioning with our focus on affordability to capture a large consumer base. Our brand strength and product innovations allow us to drive sales growth and deliver robust profit margins.

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

We have continuously invested in research and development ("R&D") and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. We have leveraged our resources to help our brands develop a sophisticated R&D business process that we believe is difficult to replicate. Our current intellectual property portfolio includes approximately 700 patents, providing us with valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 115 dedicated design and product development professionals across the organization.

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

•
Primos’ latest blind, Double Bull SurroundView™ 360° Blind is truly the Blind Without A Blind Spot™. It’s constructed with exclusive one-way see-through walls that let you see all of your surroundings without being seen. It includes 180° full front shooting window, 5 shoot through ports and TRUTH camo specifically designed to hide ground blinds in any terrain allowing you to spot all the movement you miss with traditional blinds, yet remain just as concealed.

•
Bushnell Golf, the No.1 Electronic Measuring Device brand in Golf, launched the Hybrid, the world’s first laser rangefinder and GPS combo unit with a fully integrated display featuring both laser and GPS yardages.  The Hybrid is packed with features including 400 yards range to flag, 5x magnification, PinSeeker with JOLT Technologies, Fast Focus system, and preloaded with 36,000+ courses in 30 countries making it the most advanced laser rangefinder/ GPS combo device in the golf market.

Proven Manufacturing, Global Sourcing, and Distribution Platform

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

Our business model incorporates strategic deployment and alignment of our key objectives and goals, which include stringent operational metrics to drive year-over-year quality improvements, on-time delivery, and operating efficiencies. We maintain a disciplined quality process and oversight to drive bottom line results and meet customer expectations. Additionally, our customer service model collects and incorporates consumer insight data, providing quality improvement opportunities.

Integrated supply chain management is core to our company. We procure large quantities of raw materials for our manufacturing operations and we leverage negotiating disciplines and production methods, with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product. We also source finished product both domestically and internationally for global distribution. We continuously seek to improve our vendor base as well as our in-country support and oversight, and, through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network is not easily replicated.

We have a global presence, selling goods through our distribution network in North America, South America, Europe, Asia, and Australia. We continue to leverage and enhance the scale and automation of our consolidated North American distribution centers to decrease overall distribution costs.

We maintain positive relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our top retail and distributor partners include Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Dick's Sporting Goods, Sports South, Sportsman's Warehouse, Target, United Sporting Companies, and Walmart. For many of our top retail partners, our management team interfaces directly with their executives to ensure we are delivering the products our retailers need to meet the demands of the end user in the most efficient and profitable manner possible. Furthermore, we believe our scale is a unique competitive advantage that allows us to leverage our platform to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support, and organize product category merchandising plans. These capabilities give us an advantage as we believe few competitors offer this level of retail support or a more comprehensive product portfolio.

Our Strategy

Focus Our Resources on Core Product Categories

We aim to create sustained, profitable growth by focusing on and investing resources in our core product categories. Our core product categories are those that give us the opportunity to achieve leadership economics as a result of shared customers, costs, channels, capabilities, and competition.

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

Leverage Relationships with Our Wholesale and Retail Channels

We have strong relationships with a number of leading wholesalers as well as mass and specialty retailers. We continuously strive to strengthen our relationships by working closely with each of our channel partners. This may include providing marketing support, supporting joint merchandising programs and managing inventory on our partners' behalf. We will continue to leverage these relationships to secure increased shelf space and premium product placement and to increase retailer sell-through of our products, including through expansion of our e-commerce platform. As a result, we expect to grow our market share.

Continuously Improve Operations

We have a strong focus on continuous improvement in all facets of our business, including engineering, product development, manufacturing, procurement, sales, distribution and administrative functions. We plan to leverage shared services and centers of excellence to drive efficiencies across business units. We use our business model, Vista Business System, to align functional execution to the goals of the enterprise and to implement these goals throughout the organization. We also use VBS to identify opportunities for process improvement and to implement and monitor quality and efficiency-focused refinements to our processes. We expect to continue to drive operational improvements in our legacy business areas, our recent acquisitions and in future acquired businesses to deliver improved competitive positions and margin improvement.

Business Operations

Operating Segments

Vista Outdoor operates through two operating segments: Outdoor Products and Shooting Sports. See Note 17, Operating Segment Information, to our consolidated financial statements for financial information regarding our segments.

Outdoor Products

The Outdoor Products product lines are action sports, archery/hunting accessories, camping, global eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards. Our Outdoor Products segment generated approximately 50% of our external sales in fiscal 2018.

Shooting Sports

The Shooting Sports segment designs, develops, produces, and sources ammunition and firearms for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets. The Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components and firearms. Our Shooting Sports segment generated approximately 50% of our external sales in fiscal 2018.

Customers and Marketing

Our primary customers are retailers and distributors who serve outdoor enthusiasts, hunters, recreational shooters and athletes, as well as law enforcement and military professionals. Sales to our top ten retailer and distributor customers accounted for approximately 37% of our consolidated net sales in fiscal 2018. In fiscal 2018, U.S. customers represented 67% of our sales, while international customers represented 23% and law enforcement and military professionals represented 10%. See Note 17, Operating Segment Information, to our consolidated financial statements for further information regarding our customers and geographic information regarding our sales. We believe the outdoor recreation and shooting sports industries are led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize third-party endorsements and purchased media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. For example, we routinely garner coverage in leading print and digital trade and non-trade publications that include Field & Stream, Guns & Ammo and American Rifleman. We supplement this exposure with data-driven print advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube influencers and Range365, a Vista Outdoor Branded content site. Our approach is reaching the new and recreational target shooter audience while serving our core hunting audiences. Our integrated efforts include broadcast exposure on top networks and sponsorship of ratings-leading programming such as Bone Collector, Buckmasters, Guns & Ammo and Primos' Truth About Hunting. We also rely on brand ambassadors within the industry such as Michael Waddell, Jim Shockey, Rickie Fowler, and mainstream personalities such as Troy and Jacob Landry on the hit series Swamp People.

Quality Assurance

We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have a customer call center process, which allows us to collect important customer data, providing us with the opportunity to make improvements to our quality to ensure that our customers are satisfied with our customer service process.

Employees

We employ approximately 5,700 people. We operate 18 manufacturing facilities in the United States, Puerto Rico, Mexico, and Canada. We have union-represented employees at our Westfield, MA and Tijuana, Mexico locations, comprising approximately 5% of our total workforce. We have had no strikes or work stoppages during the last five years. We believe that our employee relations generally are good.

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Significant competitors in the outdoor sporting market include Amer Sports, Johnson Outdoors, and Thule Group. Significant accessories competitors include major optics companies Nikon and Vortex and hydration system competitors including Hydro Flask, Contigo, and Nalgene. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf. Significant firearms competitors include Marlin, Mossberg, Remington Arms, Ruger, Smith and Wesson, and Winchester.

Seasonality

Our business experiences a certain level of seasonality. Sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather in those periods. Sales of our premium hunting accessories are generally highest during the months of August through December due to shipments around the fall hunting season and holidays. Sales of sporting ammunition have historically been lower in our first fiscal quarter. Our winter sport accessories sales can be negatively impacted by unseasonably warm or dry weather in our markets.

Intellectual Property

In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from those of our competitors. We rely upon trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 700 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills, make important contributions to our business. We are not aware of any facts which would negatively impact our continuing use of any of our tradenames, service marks, trademarks, or patents.

Regulatory Matters

Like many other manufacturers and distributors of consumer products, we are required to comply with a wide variety of laws, rules, and regulations, including those surrounding labor and employment law, environmental law, consumer product safety, and the export and import of our products. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules, and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.

Our operations are subject to a variety of international, federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance with these laws and regulations and that forward-looking, proper and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. We incur operating and capital costs on an ongoing basis to comply with environmental requirements, and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.

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

We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution, and sale of firearms, explosives, and ammunition. If we fail to comply with these rules and regulations, these agencies may limit our growth or business activities, or, in extreme cases, revoke our licenses to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations and protocols. Applicable laws:

• require the licensing of all persons manufacturing, exporting, importing, or selling firearms and ammunition as a business;

• require serialization of new firearms, labeling and tracking the acquisition and disposition of firearms, certain types of ammunition, and certain related products;

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

• regulate our employment of personnel with certain criminal convictions; and,

• restrict access to firearm or ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.

In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of our products including firearms, shotguns, ammunition, and night vision devices, amongst other products. In many instances, we must obtain export authorizations for international shipments. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. To date, most of our requests for export licenses have been approved.

These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

We are also regulated by the U.S. Department of Homeland Security, which handles the out-bound and in-bound movement of certain of our products, as well as components, parts, and materials used in our manufacturing processes. The agency can detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. The agency also works closely with the Department of State and the Department of Commerce to ensure compliance in protection of national security.
Executive Officers
The following table sets forth certain information with respect to Vista Outdoor's executive officers as of the date of this Annual Report:

Name	Age	Title
Christopher T. Metz	52	Chief Executive Officer
Miguel A. Lopez	58	Chief Financial Officer
Scott D. Chaplin	51	Senior Vice President, Legal, Human Resources, and Corporate Services
David D. Allen	47	Group President, Outdoor Products
Jason Vanderbrink	40	President, Ammunition
Albert F. Kasper	60	President, Firearms

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

Christopher T. Metz, age 52, has served as our Chief Executive Officer since October 2017. Prior to joining Vista Outdoor, Mr. Metz served as President and Chief Executive Officer of Arctic Cat Inc., a manufacturer of all-terrain vehicles, recreational off-road vehicles and snowmobiles, from December 2014 to March 2017. He served as a Managing Director of Sun Capital Partners, Inc. ("Sun Capital"), a global private equity firm, from 2005 to July 2014. Prior to joining Sun Capital, Mr. Metz worked for Black & Decker, a manufacturer of power tools, accessories, hardware, home improvement products, and technology based fastening systems, for over 13 years, serving in a variety of capacities, including President of its Hardware and Home Improvement Group from 1999 to 2005.

Miguel “Mick” A. Lopez, age 58, has served as our Chief Financial Officer since April 2018. Prior to joining Vista Outdoor, Mr. Lopez was most recently employed as the Chief Financial Officer of Veritas Technologies LLC ("Veritas Technologies"), an international data management company, from February 2016 to July 2017. Before joining Veritas Technologies, he served as the Chief Financial Officer of Harris Corporation, a technology company, defense contractor and information technology services provider, from February 2014 to January 2016. Prior to joining Harris Corporation, Mr. Lopez was the Chief Financial Officer of Aricent Group/KKR Private Equity, a global design and engineering company from November 2011 to December 2013. Mr. Lopez also served as the Vice President, Corporate Finance and Operations at Cisco Systems, a technology company that develops, manufacturers, and sells networking hardware, telecommunications equipment, and other technology services and products, from 2007 to 2011. Mr. Lopez is a certified public accountant.

Scott D. Chaplin, age 51, has served as our Senior Vice President, Legal, Human Resources and Corporate Services since December 2017. Prior to this role, Mr. Chaplin served as the Senior Vice President, General Counsel and Secretary since February 2015. Mr. Chaplin served as Senior Vice President, General Counsel and Corporate Secretary of Orbital ATK, an aerospace manufacturer and defense industry company, from October 2012 through February 2015. Before joining Orbital ATK, he served as Senior Vice President, General Counsel and Corporate Secretary of Stanley, Inc., an information technology company, and before that as Vice President and General Counsel of BAE Systems Information Technology, which provides information technology consulting and systems engineering services to defense, security, and aerospace systems. From 1999 to 2004, he served as Vice President and General Counsel of DigitalNet, Inc., an information technology outsourcing company. He also worked as an adjunct professor of law at American University, Washington College of Law and as an attorney for Morgan, Lewis & Bockius LLP and Reed Smith LLP, both in Washington, D.C.

David D. Allen, age 47, has served as the Group President of the Company’s Outdoor Products segment since January 2017. Prior to this role, Mr. Allen served as Vista Outdoor’s Senior Vice President, Sales from the time he joined the company in May 2016. Prior to joining Vista Outdoor, Mr. Allen was President of Coleman USA, a company specializing in outdoor recreation products, for the Jarden Corporation from November 2013 to May 2016. He also served as the Senior Vice President for Sales and Marketing in the Americas for the Coleman Company from April 2012 to November 2013 and as Senior Vice President and General Manager for Jarden Outdoor Solutions, which manufactures or sources, markets, and distributes global consumer active lifestyle products for outdoor and outdoor-related activities from January 2011 to April 2012. Mr. Allen also held leadership positions in customer development for Alberto Culver, Unilever North America and Unilever Europe. Mr. Allen currently serves on the board of the Congressional Sportsmen's Foundation and as a Director of the Western Golf Association.

Jason Vanderbrink, age 40, has served as our President, Ammunition since November 2017. Previously, Mr. Vanderbrink served as the Company’s Senior Vice President, Sales, since January 2017. He joined Vista Outdoor’s sales organization in 2005, and has held roles with increasing responsibility, including Vice President, Retail Sales for all of the Company’s brands from 2013 to January 2017 and Director of Sales from 2010 to 2013. Mr. Vanderbrink has more than 17 years of experience in the outdoor industry, including five years with The Cullerton Company, a wholesaler of sporting and recreational goods, physical fitness equipment, and accessories.

Albert F. Kasper, age 60, has served as our President, Firearms since November 2017. Previously, Mr. Kasper served as the Company’s Vice President, Firearms since June 2013. From 2001 to 2013, Mr. Kasper served as President and Chief Operating Officer of Savage Sports Corporation ("Savage"), prior to Orbital ATK’s 2013 acquisition of Caliber Company (parent company of Savage). Mr. Kasper joined Savage in 1996 as its Vice President and Chief Financial Officer. Prior to joining Savage, he worked as a Group Controller and Operations Manager for The Conair Group, Inc., a supplier of auxiliary equipment and solutions for plastics processors, and an Operations Manager for divisions of Danaher Corporation, which designs, manufactures, and markets industrial, healthcare, and consumer products, and United Technologies Corporation, which researches, develops, and manufactures products in various areas, including aircraft engines, aerospace systems, HVAC, elevators and escalators, fire and security, building systems, and industrial products.

Corporate History
Vista Outdoor was formed as a Delaware corporation on February 9, 2015, pursuant to the spin-off by ATK of its Sporting Group business to ATK stockholders (the “Spin-Off”).

Available Information
You can find reports on our company filed with the SEC on our internet site at www.vistaoutdoor.com under the "Investor Relations" heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
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

PRP: potentially responsible party

R&D: research and development

SEC: Securities and Exchange Commission

SFIA: Sports & Fitness Industry Association

ITEM 1A.    RISK FACTORS
We operate in a rapidly changing business environment that involves numerous risks and uncertainties. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, our actual results to differ from our expectations in material ways. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.

We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Significant competitors in the outdoor sporting market include Amer Sports, Johnson Outdoors, and Thule Group. Significant accessories competitors include major optics companies Nikon and Vortex and hydration system competitors including Hydro Flask, Contigo, and Nalgene. Significant ammunition competitors include Remington Arms, Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf. Significant firearms competitors include Marlin, Mossberg, Remington Arms, Ruger, Smith and Wesson, and Winchester.

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Certain of our competitors may be more diversified than us or may have financial and marketing resources that are substantially greater than ours, which may allow them to invest more heavily in intellectual property, product development and advertising. Since many of our competitors also source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced.

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

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, financial condition or results of operations. If we underestimate demand for our products, our manufacturing facilities or third party suppliers may not be able to create products to meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

Our sales are highly dependent on purchases by several large retail customers, and we may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.

The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten retail customers accounted for approximately 37% of our consolidated net sales in the fiscal year 2018. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.

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

We rely on Orbital ATK for certain of our ammunition products.

We currently have agreements with a subsidiary of Orbital ATK pursuant to which such subsidiary will manufacture and supply certain of our requirements for ammunition products. Pursuant to an ammunition agreement that is effective for the period from February 10, 2018, through September 30, 2020, Orbital ATK has the option to sell ammunition products to other commercial customers under certain circumstances at a price not lower than the price it offers to us.

The ability of Orbital ATK to sell small-caliber ammunition products manufactured at its Lake City plant to any customer, including the U.S. Department of Defense may create an incentive for us to place a large advance order. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, financial condition or results of operations.

We may not be able to renew our agreements with Orbital ATK beyond their term, we may be adversely impacted by the terms provided in the agreements with Orbital ATK and we may not be able to source ammunition products from another supplier on favorable terms or at all. If we fail to maintain an adequate supply of ammunition products, our business, financial condition or results of operations could be adversely affected.

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

We will need to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of financing. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. We cannot assure you that we will have access to the capital markets or other credit markets on terms we find acceptable or at all.

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

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with our doing business internationally, including:

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

The international nature of our business exposes us to trade sanctions and other restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of the Foreign Corrupt Practices Act ("FCPA"), export controls, anti-boycott provisions and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase their enforcement efforts.

In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the FCPA, or the laws and regulations of other countries, such as the UK Bribery Act. We maintain a policy/Our Code of Business Ethics prohibiting such business practices. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance and our reputation.

In addition, protectionist trade legislation in either the United States or foreign countries, including changes in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import components, parts, and products from foreign suppliers. The President of the United States has proposed significant changes in trade policies, including tariffs and government regulations affecting trade between the United States and other countries where we source many of the products we sell. Potential changes which are being contemplated include the renegotiation or termination of trade agreements and the imposition of higher tariffs on imports into the United States. Any such actions could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our business.

By virtue of these laws and regulations we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, financial condition or results of operations.

Seasonality and weather conditions may cause our results of operations to vary from quarter to quarter.

Because many of the products we sell are used for seasonal outdoor sporting activities, our results of operations may be significantly impacted by unseasonable weather conditions. For example, our winter sport accessories sales are dependent on cold winter weather and snowfall, and can be negatively impacted by unseasonably warm or dry weather. Conversely, sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather. Accordingly, our sales results and financial condition will typically suffer when weather patterns do not conform to seasonal norms.

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

Our success depends upon our ability to introduce new compelling products into the marketplace and respond to customer preferences.

Our efforts to introduce new products into the marketplace may not be successful, and any new products that we introduce may not result in customer or market acceptance. We both develop and source new products that we believe will match customer preferences. The development of new products is a lengthy and costly process and may not result in the development of a successful product. In addition, the sourcing of our products is dependent, in part, on our relationships with our third party suppliers. If we are unable to maintain these relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. Failure to develop or source and introduce new products that consumers want to buy could decrease our sales, operating margins and market share and could adversely affect our business, financial condition or results of operations.

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

Defects in our products could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

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

Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of our insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.

Like other global manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state and international laws, rules and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environmental, the import and export of products, and tax. See Item 1 “Business-Regulatory Matters” for a description of the various laws and regulations our business is subject to. Our failure to comply with applicable federal, state and local laws and regulations may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.

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

Currently, some members of the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms or ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive or impractical to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business.

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

Our business strategy includes growth through acquisitions or other transactions. We have completed four strategic acquisitions since the Spin-Off. Acquisitions involve a number of risks. The expected benefits of any future acquisitions or other transactions may not be realized. Costs could be incurred on pursuits or proposed acquisitions that may never close that could significantly impact our business, financial condition or results of operations.

Additionally, after any acquisition, unforeseen issues and/or costs that could arise that adversely affect our anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual results of operations may vary significantly from initial estimates due to a variety of factors, including general economic conditions affecting the market for our products.

Furthermore if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, in fiscal 2018 we recorded an impairment to the goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units.

We may engage in other strategic business transactions. Such transactions could result in unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management, which could have an adverse impact on our business, financial condition or results of operations.

Risks may also include potential delays in adopting our financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to the integration of the acquired business with our business, potential unknown liabilities associated with the acquired company, challenges inherent in effectively managing an increased number of employees in diverse locations and the challenge of creating uniform standards, controls, procedures, policies, and information systems. These and other risks relating to our acquisitions could have an adverse effect on our business, financial condition or results of operations.

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

In addition, certain of our products and brands benefit from endorsements and support from particular sporting enthusiasts, athletes or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

Use of social media to disseminate negative commentary and boycotts may adversely impact our business.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or our brands may be posted on social media platforms at any time and may have an adverse impact on our reputation, business, or relationships with third parties, including suppliers, customers, investors, and lenders. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy or context. The harm may be immediate without affording us an opportunity for redress or correction.

Social media platforms also provide users with access to such a broad audience that collective action, such as boycotts, can be more easily organized. Such actions could have an adverse effect on our business, financial condition, results of operations and or cash flows.

Further, we serve the outdoor sports and recreation markets through a diverse portfolio of over 50 brands that appeal to a broad range of end consumers. The perspectives of the broad range of consumers we serve are varied and can cause conflict across brands. For example, in the wake of tragic shootings at the Marjory Stoneman Douglas High School in Parkland, Florida in February 2018, a campaign was launched on social media seeking the boycott of certain Outdoor Products brands because of their association with the Company and its brands that operate in the shooting sports industry. Certain of our retail and distributor partners publicly indicated that they would delay future orders of some products in our Outdoor Products segment because of the association with some of our Shooting Sports brands.

We may incur substantial litigation costs to protect our intellectual property, and if we are unable to protect our intellectual property, we may lose our competitive advantage. We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

Our future success depends in part upon our ability to protect our intellectual property. Our protective measures, including patents, trademarks, copyrights, trade secret protection and internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our failure to stop the misuse by others of our trademarks and service marks, may lead to our loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our patents may be held invalid upon challenge, or others may claim rights in, or ownership of, our patents. Moreover, we may become subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming, and could result in a material adverse effect on our business and financial position.

Also, any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management's attention from our business. If our products were found to infringe a third party's proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to continue to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. Rights holders may demand payment for past infringements or force us to accept costly license terms or discontinue use of protected technology or works of authorship.

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

Increases in commodity costs would increase our operating costs and could have an adverse effect on our earnings.

Higher prices for electricity, natural gas, metals, and fuel increase our production and shipping costs. A significant shortage, increased prices or interruptions in the availability of these commodities would increase the costs of producing and delivering products to our customers, and would be likely to negatively affect our earnings. Commodity costs have varied significantly during recent fiscal years and remain a volatile element of our costs.

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

In addition, damage or disruption to our manufacturing and distribution capabilities or those of our suppliers because of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could impair our ability or our suppliers' ability to manufacture or sell our products. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on our business, financial condition or results of operations, as well as require additional resources to restore our supply chain.

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

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect our results of operations.

In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows. In times of uncertain market conditions there is also increased risk of inventories which cannot be liquidated in an efficient manner and may result in excess levels of inventory remaining with the Company.

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

Tax reform legislation was passed into law in December 2017 which fundamentally changed federal tax law and has a considerable impact on our income taxes.  Future guidance could alter our current understanding of the law and could have a material adverse effect on our business, results of operations and liquidity.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our, and our subsidiaries', ability to:

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

A failure to comply with the covenants in the Credit Agreement could result in an event of default under the Credit Agreement, which could allow our creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 5.875% Notes could result in an event of default, which could allow the holders of the 5.875% Notes to accelerate these notes. The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants of any of our other debt agreements could cause a default under these debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness in such circumstances.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

A significant portion of our indebtedness consists of term loans and revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $376 million of variable-rate indebtedness (which was the amount of such indebtedness outstanding as of April 1, 2018, taking into account our interest rate swaps), a change of 1/8 of one percent in interest rates would result in a $0.5 million change in annual estimated interest expense. Even if we enter into additional interest rate swaps in the future in order to further reduce future interest rate volatility, we may not fully mitigate our interest rate risk.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

During the fiscal year ended March 31, 2018, approximately 23% of our revenue was generated from sales outside the United States. Revenues from foreign operations (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, Australian dollar, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

A portion of our workforce belongs to a union. Failure to successfully negotiate or renew the collective bargaining agreement, or any strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.

Approximately 5% of our employees are covered by collective bargaining agreements. The largest of these agreements expires on June 30, 2020. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew our collective bargaining agreement on satisfactory terms, which could adversely impact our results of operations. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

If the Spin-Off is found to be taxable under the Internal Revenue Code we may be obligated to indemnify Orbital ATK.

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

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

• allow our Board of Directors to authorize for issuance, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Board of Directors and, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board of Directors does not approve;

• prohibit our stockholders from taking action by written consent and require that stockholder action must take place at a duly called annual or special meeting of our stockholders;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES

Facilities—As of March 31, 2018, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 4.5 million square feet. These facilities are either owned or leased.
As of March 31, 2018, our operating segments had significant operations at the following locations:

Outdoor Products	Oroville, CA; Petaluma, CA; San Diego, CA; Scotts Valley, CA; Rantoul, IL; Lenexa, KS; Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR; Hyde Park, UT
Shooting Sports	Lewiston, ID; Westfield, MA; Anoka, MN
Corporate	Farmington, UT; Anoka, MN
The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of March 31, 2018:

	Owned	Leased	Total
Outdoor Products	151	2,278	2,429
Shooting Sports	1,640	330	1,970
Corporate	—	99	99
Total	1,791	2,707	4,498
Percentage of total	40%	60%	100%
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
We have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, based on currently available information, we do not currently expect that these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
The description of certain environmental matters contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading, Contingencies, is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Vista Outdoor's common stock is listed and traded on the New York Stock Exchange under the symbol "VSTO".
The trading price data, as reported on the NYSE for the indicated periods is as follows:

	High	Low
Fiscal 2018:
Quarter ended March 31, 2018	$20.04	$13.95
Quarter ended December 31, 2018	$23.71	$12.35
Quarter ended October 1, 2017	$25.07	$19.66
Quarter ended July 2, 2017	$24.73	$18.32

Fiscal 2017:
Quarter ended March 31, 2017	$39.49	$19.64
Quarter ended January 1, 2017	$41.29	$36.76
Quarter ended October 2, 2016	$52.08	$37.41
Quarter ended July 3, 2016	$53.07	$45.18
The number of holders of record of Vista Outdoor's common stock as of May 7, 2018 was 3,954.
We have not paid, and do not currently expect to pay, dividends on our common stock. Instead, we intend to retain our future earnings to finance the growth and development of our business and for working capital and general corporate purposes. The declaration and payment of dividends by us is subject to the discretion of the Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements, regulatory constraints, and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. The discussion of limitations on the payment of dividends as a result of the Credit Agreement and the 5.875% Notes discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Liquidity, is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights, and vesting of restricted stock units and deferred compensation under our 2014 Stock Incentive Plan as of March 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan (1)			3,346,153
Stock Options	546,957	$20.88
Restricted Stock Units	684,721
Deferred Compensation (2)	10,250
Performance Awards (3)	764,989
Total	2,006,917
__________________________________________________________

(1)
The aggregate number of shares of Vista Outdoor common stock that may be issued under all stock-based awards granted under our 2014 Stock Incentive Plan is equal to the sum of (a) 5,750,000 and (b) 668,136 shares issuable pursuant to Vista Outdoor stock options and other equity awards granted in connection with the Spin-Off in respect of stock options and other equity based awards of Orbital ATK that were outstanding immediately prior to the Spin-Off, in each case as specified in the Transaction Agreement.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of our 2014 Stock Incentive Plan.

(3)
Shares reserved for issuance in connection with outstanding performance awards. The amount shown assumes the maximum payout of the performance shares based on achievement of the highest level of performance. The actual number of shares to be issued depends on the performance levels achieved for the respective performance periods.

Issuer Repurchases of Equity Securities
On February 25, 2015, our Board authorized the repurchase of up to $200 million worth of shares of our common stock over the following two years. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of our common stock, executable through March 31, 2018. We completed the authorized share repurchase programs during fiscal 2017. There is currently no active share repurchase program.
Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2018 fiscal year end, the cumulative total return for Vista Outdoor common stock with the comparable cumulative total return of two indexes:

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

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended March 31
(Amounts in thousands except per share data)	2018	2017	2016	2015 (6)	2014 (6)
Results of Operations
Sales, net	$2,308,463	$2,546,892	$2,270,734	$2,083,414	$1,873,919
Cost of sales	1,787,501	1,877,706	1,651,289	1,554,493	1,406,616
Gross profit	520,962	669,186	619,445	528,921	467,303
Operating expenses:
Research and development	29,663	32,769	12,512	9,518	13,984
Selling, general, and administrative	423,430	424,269	344,175	283,029	219,512
Acquisition claim settlement gain, net (1)	—	(30,027)	—	—	—
Goodwill and intangibles impairment (2)	152,444	449,199	—	52,220	—
Income (loss) before interest and income taxes	(84,575)	(207,024)	262,758	184,154	233,807
Interest expense, net	(49,214)	(43,670)	(24,351)	(30,108)	(15,469)
Income (loss) before income taxes	(133,789)	(250,694)	238,407	154,046	218,338
Income tax provision (benefit)	(73,557)	23,760	91,370	74,518	85,081
Net income (loss)	$(60,232)	$(274,454)	$147,037	$79,528	$133,257
Earnings (loss) per common share:
Basic (3)	$(1.05)	$(4.66)	$2.36	$1.25	$2.09
Diluted (3)	$(1.05)	$(4.66)	$2.35	$1.25	$2.09
Financial Position
Net current assets	$713,472	$763,458	$680,763	$706,806	$451,623
Net property, plant, and equipment	277,207	272,346	203,485	190,607	189,071
Total assets	2,614,836	2,976,747	2,942,634	2,512,446	2,399,798
Long-term debt (including current portion)	915,399	1,121,252	670,287	339,665	1,003,535
Total stockholders' equity	1,217,490	1,245,065	1,660,167	1,648,764	870,731
Other Data
Depreciation and amortization of intangible assets	$89,759	$93,779	$72,614	$66,551	$44,902
Capital expenditures (4)	66,627	90,665	41,526	43,189	40,234
Operating margin (5)	(3.7)%	(8.1)%	11.6%	8.8%	12.5%
_________________________________________________

(1)
In fiscal 2017, we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third-party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition.

(2)
In fiscal 2018 and 2017, we recorded asset impairment charges of $152.4 and $449.2 million, respectively, for reporting units in our Outdoor Products segment, and in fiscal 2015, we recorded an asset impairment charge of $52.2 million related to the firearms reporting unit. See Note 9, Goodwill and Intangible Assets, to the consolidated financial statements for further detail.

(3)
For periods prior to February 9, 2015, we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS, as we had no outstanding common shares or dilutive stock-based awards. 63,875,000 represents the number of shares issued upon the Spin-Off.

(4)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(5)	Represents income before interest and income taxes expressed as a percentage of sales.

(6)	The selected financial data for fiscal years 2015 and 2014 is presented on a consolidated and combined basis.

See Note 4, Acquisitions, to the consolidated financial statements for a description of acquisitions made since the beginning of fiscal 2016.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Part II, Item 6, "Selected Financial Data" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report. This section and other sections of this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors".
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 50 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, outdoor sports optics, performance eyewear, protection for certain action sports, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Dick's Sporting Goods, Sports South, Sportsman's Warehouse, Target, United Sporting Companies, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of March 31, 2018, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of March 31, 2018, Vista Outdoor's two operating segments were:

•
Outdoor Products, which generated approximately 50% of our sales in fiscal 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 50% of our sales in fiscal 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

On May 1, 2018, Vista Outdoor announced its strategic business transformation plan, designed to allow the Company to focus resources on pursuing growth in its core product categories. The plan is a result of a comprehensive evaluation of the brands within our current portfolio based on their ability to serve the Company's target consumer; create cross-selling and other similar synergy opportunities; achieve market leading positions and leadership economics; and demonstrate omni-channel distribution capabilities. As a result of this evaluation, Vista Outdoor will focus on achieving growth through its market-leading brands in ammunition, hunting and shooting accessories, hydration bottles and packs, and outdoor cooking products.

The Company plans to explore strategic options for assets that fall outside of these core product categories, including its remaining Sports Protection brands (e.g. Bell, Giro, and Blackburn), Jimmy Styks paddle boards, and Savage and Stevens firearms. Vista Outdoor expects that the execution of this process will significantly reduce the Company's leverage, improve financial flexibility and the efficiency of its capital structure, and provide additional resources to reinvest in core product categories, both organically and through acquisition. We intend to begin the portfolio reshaping immediately, and anticipate executing any strategic alternatives by the end of fiscal year 2020.
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2018 financial results and subsequent results include the following:

Financial highlights for fiscal 2018

•
Annual sales of $2,308,463 and $2,546,892 for the fiscal years ended March 31, 2018 and 2017, respectively. The decrease was caused primarily by market conditions and decreased customer demand in the Shooting Sports segment, partially offset by additional sales of $32,752 from the Camp Chef acquisition for the period in which they were not a part of Vista Outdoor in the prior year.

•
Gross profit was $520,962 and $669,186 for the fiscal years ended March 31, 2018 and 2017, respectively. The decrease in gross profit was caused by unfavorable pricing, lower sales volume, and unfavorable product mix in the Shooting Sports segment and lower sales volumes in the Outdoor Products segment, partially offset by additional sales from the Camp Chef acquisition for the period in which they were not a part of Vista Outdoor in the prior year period.

•
The increase in the current year tax rate to 55.0% from (9.5)% in the prior year ended March 31, 2017 is primarily caused by the income tax effects of the tax legislation that was enacted in the United States on December 22, 2017 (Tax Legislation) and the lower nondeductible goodwill impairment in the current year. The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing a territorial tax system, and imposing a repatriation tax on earnings of foreign subsidiaries.

•	During the fiscal year ended March 31, 2018, our cash provided by operating activities was $252,355 driven primarily by improved working capital management and a reduction in net inventories.

•
In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. As a result of the changes, we recognized a one-time gain of $5,783 during the quarter ended July 2, 2017. See Note 12, Employee Retirement Benefit Plans, for additional information.

•	In May 2017, we signed a long-term agreement with Orbital ATK for the supply of ammunition products produced at the Lake City Army Ammunition Plant from February 2018 through September 2020.

•	The Eyewear business (consisting of the Bollé, Serengeti and Cébé brands) was classified as held for sale during the third quarter of fiscal 2018.

Notable events-subsequent to year end

•	In May 2018, we amended our Credit Agreement. See Note 19, Subsequent Events for additional information.
Outlook
Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal years, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that resulted in a deeper discounting of our products and higher channel inventory levels. These market pressures became particularly pronounced during the latter half of the third fiscal quarter of fiscal 2017 and have continued throughout fiscal 2018 longer than we previously anticipated. Given these market conditions, we continue to take appropriate actions to lower our inventory levels by reducing certain purchases of sourced products and output of manufactured products across both operating segments. Notwithstanding the market conditions, we believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel and we anticipate introducing new products to accomplish this. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports related products currently represent approximately half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and continuing into fiscal 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. During the later months of fiscal 2017 and continuing into fiscal 2018, we believe the market has softened due to the current political environment. The shooting sports industry historically has been a cyclical business with previous market declines lasting 12–24 months. The current political climate, the timing of national elections, and other market factors may cause the current market downturn to last longer than prior cycles. In addition, commodity prices have risen over recent years increasing input costs of our products. Given these market conditions, we are taking actions to work with vendors to evaluate our cost structure. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are our critical accounting estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize sales net of estimates for discounts, returns, rebates, allowances, and excise taxes when persuasive evidence of an arrangement exists, risks of ownership have been transferred to the customer, and payment is reasonably assured.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for customer deductions based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated.

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
Income Taxes
Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. As per our policy, any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis, we take into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
Acquisitions
The results of acquired businesses are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price of an acquired business to the underlying tangible and intangible acquired assets and liabilities assumed based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Acquisition of Jimmy Styks—On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the three years from acquisition. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2018, there was no value for the future contingent consideration. The reduction from the original estimate was primarily a result of not achieving the first growth milestone and the likelihood of not meeting any future growth milestones, which were predicated on meeting the first growth milestone.

The purchase price allocation was completed during the quarter ended October 2, 2016. The majority of the goodwill generated in this acquisition is deductible for tax purposes. Jimmy Styks is an immaterial acquisition to our company.

Acquisition of CamelBak—On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. The purchase price allocation was completed during the quarter ended October 2, 2016. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Acquisition of Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration is payable if certain incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount actually paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2018, there was no liability recognized for the future contingent consideration. The decrease from the original estimate was a result of not meeting the agreed-upon profitability milestones and the likelihood of achieving future profitability milestones.

Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe, and Asia. The purchase price allocation was completed during the quarter ended March 31, 2017. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

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

Accounting for Goodwill and Indefinite Lived Intangible Assets

We test goodwill and indefinite lived intangible assets for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units on a standalone basis for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes. Based on this analysis, we have identified five reporting units, as of the fiscal 2018 testing date.
For our goodwill impairment tests we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess.
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
Our identifiable intangibles with indefinite lives consist of certain trademarks and tradenames ("tradenames"). The impairment test consists of a comparison of the fair value of the specific tradename with its carrying value. The fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue and profit for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of a tradename is higher than its fair value, an impairment exists and the asset would be recorded at the fair value.
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
Results of our Interim Testing

During the quarter ended October 1, 2017, we recorded a $152,320 impairment of goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units. We previously anticipated a return to sales growth in fiscal 2018 for these reporting units. However, during the quarter ended October 1, 2017, we concluded that the return to growth for these reporting units would take longer than previously anticipated as a result of challenging market conditions that have persisted longer than expected.

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
Results of our fiscal 2018 Annual Impairment Test
For the fiscal 2018 goodwill impairment assessment performed as of January 2, 2018, we utilized estimated cash flows from our plan and assumed a terminal growth rate thereafter of 3%. The cash flows were then discounted using a separate discount rate for each reporting unit which ranged from 8.0% to 9.5%. An assumed value was also determined using multiples by comparing operating results from guideline companies.

The results of our fiscal 2018 goodwill impairment test indicated that the estimated fair value of reporting units tested exceeded their carrying value by more than a substantial excess, except for the units below. The fair values of all reporting units reflect the decrease in the income tax rate as a result of the tax legislation that was recently enacted in the United States.
The Hunting and Shooting Accessories reporting unit had an estimated fair value that exceeded its carrying value by approximately 10%. This reporting unit had $38,386 of goodwill recorded as of March 31, 2018. We would not expect to see significant excess fair value over carrying value for this reporting unit given that we recognized an impairment of goodwill during the second quarter of fiscal 2018. The fair value of the Hunting and Shooting Accessories reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 8% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit using comparable company multiples. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than approximately 116 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.
The Sports Protection reporting unit had an estimated fair value that exceeded its carrying value by approximately 1%. This reporting unit had $163,439 of goodwill recorded as of March 31, 2018. The majority of the goodwill recorded within this reporting unit relates to the acquisition of Action Sports. We would not expect to see significant excess fair value over carrying value for this reporting unit given that we recognized an impairment of goodwill during the second quarter of fiscal 2018. The fair value of the Sports Protection reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 8.5% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit using comparable company multiples. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than approximately 9 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.

The Outdoor Recreation reporting unit had an estimated fair value that exceeded its carrying value by approximately 2%. This reporting unit had $250,798 of goodwill recorded as of March 31, 2018. The fair value of the Outdoor Recreation reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate and is weighted against the estimated value derived from the guideline company market approach method. We used a discount rate of 8% and a 3% terminal growth rate. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit using comparable company multiples. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase by more than approximately 23 basis points, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate impairment of the goodwill in this reporting unit.
For the fiscal 2018 tradenames impairment assessment performed as of January 2, 2018, we utilized estimated revenues from our plan and a terminal growth rate thereafter of 3%, and assumed a royalty rate of 0.5% to 4%. The cash flows then were discounted using a separate discount rate for each tradename which ranged from 8.0% to 10.5%. The Shooting Sports indefinite lived intangible assets tested had a fair value that was significantly in excess of carrying value which we define as greater than 15%. The Outdoor Products indefinite lived intangible assets had an estimated fair value that exceeded their carrying value ranging from 2% to 13%, with the exception of one trade name that had an impairment of approximately $100. We determined the fair value of the indefinite lived tradenames using a royalty rate of 2% for the Bushnell tradename, 3% for Giro tradename, 13% for the CamelBak tradename, and royalty rates ranging from 1.5% to 4% for all other indefinite lived tradenames based on public guideline royalty-based transactions. We used a discount rate of 9% for the Bushnell tradename, 9.5% for the Giro tradename, 9% for the CamelBak tradename, and discounts rates ranging from 9% to 10.5% for the other tradenames assessed.
New Accounting Pronouncements
See Note 1, Significant Accounting Policies, to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for discussion of new accounting pronouncements.

Results of Operations
The following information should be read in conjunction with our consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.
Segment total net sales, cost of sales, and gross profit exclude intercompany sales and profit.
Fiscal 2018
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2018	2017	$ Change	% Change
Outdoor Products	$1,149,106	$1,170,634	$(21,528)	(1.8)%
Shooting Sports	1,159,357	1,376,258	(216,901)	(15.8)%
Total sales	$2,308,463	$2,546,892	$(238,429)	(9.4)%
The total change in net sales was caused by the changes within the operating segments as described below.
Outdoor Products—The decrease in sales was caused primarily by market conditions affecting shooting related categories including hunting and shooting accessories, optics, and tactical products. Decreased sales of hydration and water sports products were driven by lower volume as a result of lost retail space and lower demand; and were offset by additional sales of $32,752 from the Camp Chef acquisition for the period in which they were not a part of Vista Outdoor in the prior year.
Shooting Sports—The decrease in sales was due to unfavorable pricing and lower volume in Shooting Sports across all ammunition categories and lower firearms sales due to decreased demand.
Cost of Goods Sold and Gross Profit
The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2018	2017	$ Change	% Change
Outdoor Products	$861,996	$877,667	$(15,671)	(1.8)%
Shooting Sports	924,976	998,792	(73,816)	(7.4)%
Corporate	529	1,247	(718)	(57.6)%
Total	$1,787,501	$1,877,706	$(90,205)	(4.8)%

	Years Ended March 31
Gross Profit	2018	2017	$ Change	% Change
Outdoor Products	$287,110	$292,967	$(5,857)	(2.0)%
Shooting Sports	234,381	377,466	(143,085)	(37.9)%
Corporate	(529)	(1,247)	718	(57.6)%
Total	$520,962	$669,186	$(148,224)	(22.1)%
The total changes in cost of goods sold and gross profit were caused by the changes within the operating segments as described below.
Outdoor Products—The decrease in gross profit was primarily caused by a decrease in sales volume as described above, partially offset by $9,948 of gross profit from the Camp Chef acquisition for the period in which they were not a part of Vista Outdoor in the prior year.
Shooting Sports—The decrease in gross profit was primarily caused by unfavorable pricing, lower sales volume, and unfavorable product mix.
Corporate—The increase in corporate gross profit was caused by foreign currency losses in the prior year.

Operating Expenses

	Years Ended March 31
	2018	% of Sales	2017	% of Sales	Change
Research and development	$29,663	1.3%	$32,769	1.3%	$(3,106)
Selling, general and administrative	423,430	18.3%	424,269	16.7%	(839)
Acquisition claim settlement gain, net	—	—%	(30,027)	(1.2)%	30,027
Goodwill and tradename impairment	152,444	6.6%	449,199	17.6%	(296,755)
Total	$605,537	26.2%	$876,210	34.4%	$(270,673)
Operating expenses decreased primarily due to the recognition of a goodwill and intangibles impairment in the prior year, partially offset by the recognition of a goodwill and intangibles impairment in the current year and a one-time gain recorded in the prior year as a result of the settlement of claims related to the Bushnell acquisition. Research and development expenses remained consistent as a percentage of sales. Selling, general, and administrative expenses remained relatively consistent compared to the prior year primarily due to a write off of a receivable for one customer due to bankruptcy in the prior year, which was offset by additional severance, professional services and other expenses in the current year as a result of organizational changes and by additional bad debt reserves in the current period for a few customers.
Net Interest Expense

	Years Ended March 31
	2018	2017	$ Change	% Change
Interest expense	$49,214	$43,670	$5,544	12.7%
The increase in interest expense was due to a higher average interest rate, partially offset by a decrease in our average debt balance and by the lack of the write-off of deferred financing costs that was recorded in the prior year.
Income Tax Provision

	Years Ended March 31
	2018	Effective Rate	2017	Effective Rate	Change
Income tax provision (benefit)	$(73,557)	55.0%	$23,760	(9.5)%	$(97,317)
The increase in the current period tax rate is primarily due to the income tax effects of Tax Legislation and a lower impact in the current year for the nondeductible goodwill impairment. We estimate the impact of the Tax Legislation, based on currently available information and interpretations of the law, to be a benefit to us of approximately $47 million which has been included in our current period tax benefit.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal 2018 of 55.0% differs from the federal statutory rate of 31.6% primarily due to the impact of the Tax Legislation partially offset by the nondeductible goodwill impairment charge.
The effective tax rate for fiscal 2017 of (9.5)% differs from the federal statutory rate of 35.0% primarily due to the nondeductible goodwill impairment.

On February 9, 2015, we entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities, and obligations of Vista Outdoor and Orbital ATK after the distribution of all of the shares of our common stock on a pro rata basis to the holders of Alliant Techsystems Inc. common stock (the “Spin-Off”) with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The process under the Tax Matters Agreement for determining the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is ongoing. During the year ended March 31, 2018, we received Orbital ATK’s proposed allocation of these tax liabilities for the period from April 1, 2014 through the date of the Spin-Off. Given the complex nature of these tax matters, the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is highly uncertain. Though the resolution of these tax liabilities under the Tax Matters Agreement may have a significant impact on our cash position in a particular quarter, we do not expect this resolution to have a material impact on our business. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid between the parties, the Tax Matters Agreement is not binding on the IRS.

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2011. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2018 and 2017, the total amount of unrecognized tax benefits was $39,383 and $33,466, respectively, of which $35,471 and $26,911, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,626 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,928. See Note 13, Income Taxes, to the consolidated financial statements for further details.
We believe it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $3,102 at March 31, 2018 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2018 primarily due to the decrease of state operating losses.
Fiscal 2017
Sales
The following is a summary of each operating segment's sales:

	Years Ended March 31
	2017	2016	$ Change	% Change
Outdoor Products	$1,170,634	$861,761	$308,873	35.8%
Shooting Sports	1,376,258	1,408,973	(32,715)	(2.3)%
Total sales	$2,546,892	$2,270,734	$276,158	12.2%

The overall fluctuation in net sales was driven by the changes within the operating segments as described below.
Outdoor Products—The increase in sales was driven by sales of $425,803 from the Action Sports and Camp Chef acquisitions completed in fiscal 2017 and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by organic decreases across all product lines as a result of a challenging retail environment which led to increased promotional activity across all product lines.
Shooting Sports—The decrease in sales was primarily driven by decreases in centerfire and shotshell ammunition volume partially offset by increases in rimfire ammunition volumes.
Cost of Goods Sold and Gross Profit

The following is a summary of each operating segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2017	2016	$ Change	% Change
Outdoor Products	$877,667	$618,944	$258,723	41.8%
Shooting Sports	998,792	1,032,016	(33,224)	(3.2)%
Corporate	1,247	329	918	279.0%
Total	$1,877,706	$1,651,289	$226,417	13.7%

	Years Ended March 31,
Gross Profit	2017	2016	$ Change	% Change
Outdoor Products	$292,967	$242,817	$50,150	20.7%
Shooting Sports	377,466	376,957	509	0.1%
Corporate	(1,247)	(329)	(918)	279.0%
Total	$669,186	$619,445	$49,741	8.0%

The total change in cost of goods sales and gross profit was driven by the changes within the operating segments as described below.
Outdoor Products—The increase in gross profit was primarily driven by $122,240 from the Action Sports and Camp Chef acquisitions completed in fiscal 2017 and the CamelBak and Jimmy Styks acquisitions for the period in which they were not a part of Vista Outdoor in the prior year period, partially offset by the decrease in the organic sales volumes, unfavorable product mix, increased sales programs, and inventory rationalization.
Shooting Sports—The slight increase in gross profit was primarily driven by product mix and lower sales programs, partially offset by reduced sales.
Corporate—The decrease in corporate gross profit was caused by increased foreign currency losses from the prior year.
Operating Expenses

	Years Ended March 31
	2017	As a % of Sales	2016	As a % of Sales	Change
Research and development	$32,769	1.3%	$12,512	0.6%	$20,257
Selling, general and administrative	424,269	16.7%	344,175	15.2%	80,094
Acquisition claim settlement gain, net	(30,027)	(1.2)%	—	—%	(30,027)
Goodwill and tradename impairment	449,199	17.6%	—	—%	449,199
Total	$876,210	34.4%	$356,687	15.8%	$519,523
Operating expenses increased by $519,523 from the prior year primarily driven by a pre-tax goodwill and intangible impairment charge, partially offset by a one-time gain recorded as the result of the settlement of claims related to the Bushnell acquisition. Research and development costs increased due to the acquisitions of Action Sports and Camp Chef, as well as increased investment in new product development. Selling, general and administrative expenses increased primarily due to the acquisitions of Action Sports and Camp Chef, a $16,816 write off of a receivable for one customer due to bankruptcy, partially offset by reduction in the incentive accruals and sales commissions as a result of fiscal 2017 performance and reductions in estimated contingent consideration accruals in fiscal 2017.
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
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal 2017 of (9.5)% differs from the federal statutory rate of 35.0% primarily due to the nondeductible goodwill impairment charge.
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
Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off, we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2009. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2017 and 2016, the total amount of unrecognized tax benefits was $33,466 and $36,194, respectively, of which $26,911 and $29,884, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $2,650 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $1,756. See Note 11, Long-term Debt, to the consolidated and combined financial statements for further details.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2018, 2017, and 2016 are summarized as follows:

	2018	2017	2016
Cash flows provided by operating activities	$252,355	$158,401	$199,031
Cash flows used for investing activities	(66,499)	(548,679)	(503,204)
Cash flows provided by (used for) financing activities	(208,550)	284,216	191,571
Effect of foreign currency exchange rate fluctuations on cash	489	(555)	343
Net cash flows	$(22,205)	$(106,617)	$(112,259)
Operating Activities
Net cash provided by operating activities was $252,355 in fiscal 2018 compared to $158,401 in fiscal 2017. This increase of $93,954 was driven by favorable changes in working capital balances primarily as a result of reductions in inventories and the timing of supplier payments.

Net cash provided by operating activities was $158,401 in fiscal 2017 compared to $199,031 in fiscal 2016. This decrease of $40,630 was caused by a decrease in net income and increased inventory levels as a result of the change in market conditions.
Investing Activities
Net cash used for investing activities was $66,499 in fiscal 2018 compared to $548,679 in fiscal 2017. This decrease of $482,180 was primarily due to the purchase price of acquisitions in the prior year.
Net cash used for investing activities was $548,679 in fiscal 2017 compared to $503,204 in fiscal 2016. The primary driver of the activity in both fiscal years is the purchase price of acquisitions. The increase of $45,475 was primarily caused by increased capital expenditures in fiscal 2016 due to our ammunition capacity expansion project.
Financing Activities
Net cash used for financing activities was $208,550 in the current year, compared to cash provided by financing activities of $284,216 in the prior year, a change of $492,766. This change was primarily driven by cash from the issuance of long-term debt of $307,500 in the prior period, the purchase of treasury shares of $151,850 in the prior period, and the net borrowings on the revolving credit facility of $175,000 in the prior period, partially offset by net repayments on the revolving credit facility of $175,000 in the current period.
Net cash provided by financing activities was $284,216 in fiscal 2017 compared to $191,571 in fiscal 2016. This change of $92,645 primarily reflects increased use of our revolving line of credit to fund the fiscal 2016 acquisitions.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our Credit Agreement, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and divestitures, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. Capital expenditures for fiscal 2019 are expected to be approximately $60,000.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, our financial condition and performance, or other factors.
During the quarter ended December 31, 2017, we received Orbital ATK’s proposed allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK as discussed further in Note 13, Income Taxes. Given the complex nature of these tax matters, the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is highly uncertain. Though the resolution of these tax liabilities under the Tax Matters Agreement may have a significant impact on our cash position in a particular quarter, we do not expect this resolution to have a material impact on our business.
Long-Term Debt and Credit Agreement
As of March 31, 2018, we had actual total indebtedness of $926,000, which consisted of the following:

	March 31, 2018	March 31, 2017
Credit Agreement:
Term Loan	$576,000	$608,000
Revolving Credit Facility	—	175,000
Total principal amount of Credit Agreement	576,000	783,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	926,000	1,133,000
Less: unamortized deferred financing costs	(10,601)	(11,748)
Carrying amount of long-term debt	915,399	1,121,252
Less: current portion	(32,000)	(32,000)
Carrying amount of long-term debt, excluding current portion	$883,399	$1,089,252
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 43% as of March 31, 2018.
See Note 11, Long-term Debt, to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
Covenants
Credit Agreement—Our Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, make loans and investments, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. As of March 31, 2018, the Credit Agreement allowed us to make unlimited "restricted payments" (as defined in the Credit Agreement), including payments for future share repurchases and dividends, as long as we maintain a certain amount of liquidity and maintain certain debt limits. When those requirements are not met, the limit under the Credit Agreement is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2017.
The Credit Agreement contains covenants that require us to maintain a minimum consolidated interest coverage ratio, and not to exceed a certain consolidated leverage ratio and a consolidated senior secured leverage ratio (all as specified in the Credit Agreement). In order to allow us sufficient time to execute the refinancing that is discussed below, we obtained a waiver of our consolidated leverage ratio from our lenders for the quarter ended March 31, 2018. Our other financial covenant ratios as of March 31, 2018 were as follows:

	Senior Secured Leverage Ratio*	Interest Coverage Ratio†
Requirement	3.50	3.00
Actual	3.43	3.73
* Not to exceed the required financial ratio
† Not to be below the required financial ratio
The Senior Secured Leverage Ratio is the sum of our senior secured debt plus financial letters of credit and surety bonds, net of up to $75,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by pro forma interest expense (excluding amortization or write-off of deferred financing costs).
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
During fiscal 2018, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our Credit Agreement with an asset-based loan ("ABL") and a new term loan. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing by the end of our second fiscal quarter. In order to allow us sufficient time to execute the refinancing, we received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ended March 31, 2018 and, in May 2018, we executed an amendment to the Credit Agreement to amend, among other things, certain financial covenants during our fiscal 2019. This amendment provides the following maximum ratios as defined in the Credit Agreement:

	Maximum leverage ratios per the Credit Agreement
	Q1 FY19	Q2 FY19	Q3 FY19	Q4 FY19
Consolidated Leverage Ratio	7.25	8.25	8.00	6.75
Consolidated Senior Secured Leverage Ratio	5.00	5.50	5.25	4.50

The May 2018 amendment also provides that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) must be greater than 2.00 to 1.00 through the fiscal quarter ended December 31, 2018, and 2.50 to 1.00 for the quarter ended March 31, 2019. In addition, the May 2018 amendment reduces the Revolving Credit Facility from $400,000 to $200,000, amends the borrowing rates under the Revolving Credit Facility and Term A Loan and the fee for unused commitments under the Revolving Credit Facility, all of which vary depending on our Consolidated Leverage Ratio, and further restricts our ability to enter into certain transactions. Debt issuance costs related to the May 2018 amendment of approximately $2,800 will be amortized over the term of the amendment.

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

The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of March 31, 2018, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants.
Share Repurchases
In fiscal 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, which was completed during fiscal 2017. Our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018, which was completed during fiscal 2017.
We had no repurchases of shares in fiscal 2018. In fiscal 2017 and 2016, we repurchased 3,876,434 shares for $151,071, and 3,179,086 shares for $142,200, respectively, under the authorized share repurchase programs.
Any additional repurchases would be subject to approval of a new share repurchase program, market conditions and our compliance with our debt covenants, as described above.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2018:

		Payments due by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Contractual obligations:
Long-term debt	$926,000	$32,000	$64,000	$480,000	$350,000
Interest on debt(1)	182,819	34,431	86,275	41,550	20,563
Operating leases	143,246	21,555	32,674	24,192	64,825
Purchase commitments	235,545	102,915	132,630	—	—
Pension and other PRB plan contributions	25,311	464	14,135	10,384	328
Total contractual obligations	$1,512,921	$191,365	$329,714	$556,126	$435,716

		Commitment Expiration by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5
Other commercial commitments:
Letters of credit	$26,383	$17,123	$9,260	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2018.
The total liability for uncertain tax positions at March 31, 2018 was approximately $39,383 (see Note 13, Income Taxes, to the consolidated financial statements in Item 8 of this report), $195 of which could be paid within 12 months and is therefore classified within current taxes payable. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
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
We also have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. See Note 14 Commitments and Contingencies for additional information.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of commodities and other materials used in production, as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Shooting Sports Segment.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding the financial instruments is contained in Note 2, Fair Value of Financial Instruments, to the audited consolidated financial statements. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vista Outdoor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 17, 2018

We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,870	$45,075
Net receivables	421,763	450,715
Net inventories	382,278	562,795
Income tax receivable	3,379	25,658
Assets held for sale	200,440	—
Other current assets	27,962	25,604
Total current assets	1,058,692	1,109,847
Net property, plant, and equipment	277,207	272,346
Goodwill	657,536	857,631
Net intangible assets	592,279	708,530
Deferred charges and other non-current assets	29,122	28,393
Total assets	$2,614,836	$2,976,747
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$32,000
Accounts payable	114,549	127,718
Accrued compensation	36,346	33,663
Federal excise tax	22,701	30,082
Liabilities held for sale	42,177	—
Other accrued liabilities	97,447	122,926
Total current liabilities	345,220	346,389
Long-term debt	883,399	1,089,252
Deferred income tax liabilities	66,196	160,765
Accrued pension and postemployment benefits	38,196	64,230
Other long-term liabilities	64,335	71,046
Total liabilities	1,397,346	1,731,682
Commitments and contingencies (Notes 11 and 14)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—57,431,299 shares at March 31, 2018 and 57,014,319 shares at March 31, 2017	574	571
Additional paid-in-capital	1,746,182	1,752,903
Accumulated deficit	(156,526)	(108,033)
Accumulated other comprehensive loss	(104,296)	(112,992)
Common stock in treasury, at cost—6,533,140 shares held at March 31, 2018 and 6,950,120 shares held at March 31, 2017	(268,444)	(287,384)
Total stockholders' equity	1,217,490	1,245,065
Total liabilities and equity	$2,614,836	$2,976,747
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31
(Amounts in thousands except per share data)	2018	2017	2016
Sales, net	$2,308,463	$2,546,892	$2,270,734
Cost of sales	1,787,501	1,877,706	1,651,289
Gross profit	520,962	669,186	619,445
Operating expenses:
Research and development	29,663	32,769	12,512
Selling, general, and administrative	423,430	424,269	344,175
Acquisition claim settlement gain, net	—	(30,027)	—
Goodwill and intangibles impairment	152,444	449,199	—
Income (loss) before interest and income taxes	(84,575)	(207,024)	262,758
Interest expense, net	(49,214)	(43,670)	(24,351)
Income (loss) before income taxes	(133,789)	(250,694)	238,407
Income tax provision (benefit)	(73,557)	23,760	91,370
Net income (loss)	$(60,232)	$(274,454)	$147,037
Earnings (loss) per common share:
Basic	$(1.05)	$(4.66)	$2.36
Diluted	$(1.05)	$(4.66)	$2.35
Weighted-average number of common shares outstanding:
Basic	57,167	58,911	62,211
Diluted	57,167	58,911	62,568

Net income (loss) (from above)	$(60,232)	$(274,454)	$147,037
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $240, $648, and $632	(432)	(1,096)	(1,068)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(1,420), $(2,936), and $(3,276)	2,661	4,944	5,524
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $347, $(1,716), and $5,917	(47)	2,890	(9,968)
Change in fair value of derivatives, net of tax benefit of $(772), $0, and $0, respectively	1,734	—	—
Change in cumulative translation adjustment, net of tax benefit (expense) of $(495), $331, and $(41)	16,519	(9,516)	5,601
Total other comprehensive income (loss)	20,435	(2,778)	89
Comprehensive income (loss)	$(39,797)	$(277,232)	$147,126
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2018	2017	2016
Operating Activities
Net income (loss)	$(60,232)	$(274,454)	$147,037
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	55,090	54,157	38,953
Amortization of intangible assets	34,669	39,622	33,661
Amortization of deferred financing costs	3,026	4,125	2,501
Goodwill and intangibles impairment	152,444	449,199	—
Deferred income taxes	(78,989)	(22,470)	(457)
Loss on disposal of property	129	239	323
Share-based compensation	9,299	12,648	12,279
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	5,733	63,101	(33,596)
Net inventories	155,526	(85,680)	(31,065)
Accounts payable	(1,633)	(54,055)	3,398
Accrued compensation	6,822	(17,928)	9,035
Accrued income taxes	24,915	(26,689)	(1,804)
Federal excise tax	(7,440)	2,437	4,535
Pension and other postretirement benefits	(22,850)	1,006	5,076
Other assets and liabilities	(24,154)	13,143	9,155
Cash provided by operating activities	252,355	158,401	199,031
Investing Activities
Capital expenditures	(66,627)	(90,665)	(41,526)
Acquisitions of businesses, net of cash acquired	—	(458,149)	(462,050)
Proceeds from the disposition of property, plant, and equipment	128	135	372
Cash used for investing activities	(66,499)	(548,679)	(503,204)
Financing Activities
Borrowings on line of credit	250,000	555,000	360,000
Repayments of line of credit	(425,000)	(380,000)	(360,000)
Proceeds from issuance of long-term debt	—	307,500	350,000
Payments made on long-term debt	(32,000)	(32,000)	(17,500)
Payment from former parent	—	—	6,500
Payments made for debt issue costs	(1,879)	(3,660)	(4,379)
Purchase of treasury shares	—	(151,850)	(143,194)
Deferred payments for acquisitions	(1,348)	(7,136)	—
Proceeds from employee stock compensation plans	4,824	75	1,173
Shares withheld for payroll taxes	(3,147)	(3,713)	(1,029)
Cash provided by (used for) financing activities	(208,550)	284,216	191,571
Effect of foreign currency exchange rate fluctuations on cash	489	(555)	343
Decrease in cash and cash equivalents	(22,205)	(106,617)	(112,259)
Cash and cash equivalents at beginning of year	45,075	151,692	263,951
Cash and cash equivalents at end of year	$22,870	$45,075	$151,692
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$5,706	$8,247	$9,708
Noncash financing activity:
Treasury shares purchased included in other accrued liabilities	$—	$—	$779
   See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2015	63,878,499	$639	$1,742,125	$19,384	$(110,303)	$(3,081)	$1,648,764
Comprehensive income	—	—	—	147,037	89	—	147,126
Exercise of stock options	66,670	—	(1,748)	—	—	2,921	1,173
Restricted stock grants net of forfeitures	41,721	—	(3,672)	—	—	3,519	(153)
Share-based compensation	—	—	12,279	—	—	—	12,279
Restricted stock vested and shares withheld	11,133	—	(2,677)	—	—	(1,471)	(4,148)
Treasury stock purchased	(3,179,086)	(32)	—	—	—	(142,200)	(142,232)
Other	6,977	1	(2,936)	—	—	293	(2,642)
Balance, March 31, 2016	60,825,914	608	1,743,371	166,421	(110,214)	(140,019)	1,660,167
Comprehensive loss	—	—	—	(274,454)	(2,778)	—	(277,232)
Exercise of stock options	4,892	—	(147)	—	—	222	75
Restricted stock grants net of forfeitures	(45,895)	—	204	—	—	(567)	(363)
Share-based compensation	—	—	12,648	—	—	—	12,648
Restricted stock vested and shares withheld	87,303	—	(5,385)	—	—	3,466	(1,919)
Employee stock purchase program	8,903	—	(194)	—	—	369	175
Treasury stock purchased	(3,876,434)	(39)	—	—	—	(151,071)	(151,110)
Other	9,636	2	2,406	—	—	216	2,624
Balance, March 31, 2017	57,014,319	571	1,752,903	(108,033)	(112,992)	(287,384)	1,245,065
Comprehensive loss	—	—	—	(60,232)	20,435	—	(39,797)
Exercise of stock options	299,580	—	(7,566)	—	—	12,390	4,824
Restricted stock grants net of forfeitures	(53,329)	—	(1,503)	—	—	(690)	(2,193)
Share-based compensation	—	—	9,299	—	—	—	9,299
Restricted stock vested and shares withheld	132,362	—	(5,365)	—	—	5,746	381
Employee stock purchase program	28,663	—	(687)	—	—	1,182	495
Reclassification due to U.S. Tax Reform	—	—	—	11,739	(11,739)	—	—
Other	9,704	3	(899)	—	—	312	(584)
Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations and Basis of Presentation. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 18 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.

Principles of Consolidation. The consolidated financial statements include our net assets and results of operations as described above. All intercompany transactions and accounts within the businesses have been eliminated.

Fiscal Year. References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year. Our interim quarterly periods are based on 13-week periods and end on Sundays.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

Selling, General, and Administrative Expense. Selling, general, and administrative expense includes, among other items, administrative salaries, benefits, commissions, advertising, insurance, and professional fees.

Advertising Costs. Advertising costs including print ads, commercials, catalogs, and brochures are expensed at time of first advertisement. Our co-op program is structured so that certain customers are eligible for reimbursement of certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $69,636, $72,324, and $65,775 for the years ended March 31, 2018, 2017, and 2016, respectively.

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

Inventories. Inventories are stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value. Inventory costs associated with work in process inventory and finished goods include material, labor, and manufacturing overhead, while costs associated with raw materials and purchased finished goods include material and inbound freight costs. We provide inventory allowances for any excess and obsolete inventories and periodically write inventory amounts down to market when costs exceed market value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Warranty Costs. We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods typically ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 10, Other Current and Non-current Liabilities, for additional detail.

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

For goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess.
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

Our identifiable intangibles with indefinite lives consist of certain trademarks and tradenames. The impairment test consists of a comparison of the estimated fair value of the specific intangible asset with its carrying value. The estimated fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and the asset would be recorded at the estimated fair value.

Stock-Based Compensation. Our stock-based compensation plans, which are described more fully in Note 15, Stockholders' Equity, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock/restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.

Performance awards are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. We use an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is expensed over the vesting period. Restricted stock issued vests over periods ranging from one to four years and is valued based on the market value of our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

stock on the grant date. The estimated grant date fair value of stock options is expensed on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 15, Stockholders' Equity, for further details.

Income Taxes. We account for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.
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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $7,051 and $6,424 as of March 31, 2018 and 2017, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss ("AOCL") in stockholders' equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in fiscal 2018, 2017, and 2016 were not material.
Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31
	2018	2017
Derivatives	$1,904	$—
Pension and other postretirement benefit liabilities	(66,656)	(56,929)
Cumulative translation adjustment	(39,544)	(56,063)
Total accumulated other comprehensive loss	$(104,296)	$(112,992)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following table summarizes the changes in the balance of AOCL, net of income tax:

	Year ended March 31, 2018				Year ended March 31, 2017
	Pension and other Postretire-ment Benefits	Derivatives	Cumulative translation adjustment	Total	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year unrealized loss in AOCL	$(56,929)	$—	$(56,063)	$(112,992)	$(63,667)	$(46,547)	$(110,214)
Net (decrease) increase in fair value of derivatives	—	1,734	—	1,734	—	—	—
Net actuarial losses reclassified from AOCL (1)	2,661	—	—	2,661	4,944	—	4,944
Prior service costs reclassified from AOCL (1)	(432)	—	—	(432)	(1,096)	—	(1,096)
Valuation adjustment for pension and postretirement benefit plans(1)	(47)	—	—	(47)	2,890	—	2,890
Reclassification due to U.S. Tax Reform	(11,909)	170	—	(11,739)	—	—	—
Net change in cumulative translation adjustment	—	—	16,519	16,519	—	(9,516)	(9,516)
End of year unrealized loss in AOCL	$(66,656)	$1,904	$(39,544)	$(104,296)	$(56,929)	$(56,063)	$(112,992)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 12, Employee Retirement Benefit Plans.
Fair Value of Nonfinancial Instruments. The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. We adopted this standard effective April 1, 2018 using the modified retrospective transition method. The new standard does not have a material impact on our consolidated financial statements, although it does expand the information we will disclose in the future related to our revenues from contracts with customers.
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
On March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes various amendments intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We adopted this update during the fiscal year ended March 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Updated No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act that are stranded in accumulated other comprehensive income. This ASU, however, does not change the underlying guidance that requires the effects of a change in tax laws or rates to be included in income from continuing operations. The requirements of this ASU are effective for annual and interim reporting periods beginning after December 15, 2018, and early adoption is permitted. The new guidance can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate is recognized. We have early adopted this standard which has resulted in a $11,739 reclassification of accumulated other comprehensive loss to accumulated deficit. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related pretax amounts are reclassified to earnings.
There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.
2. Fair Value of Financial Instruments

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
Interest rate swaps—We periodically enter into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. The fair value of those swaps is determined using a pricing model based on observable inputs for similar instruments and other market assumptions. We consider these to be Level 2 instruments. See Note 11, Long-term Debt, for additional information.
Foreign currency derivatives—In order to manage our exposure to foreign currency risk, we periodically utilize foreign currency derivatives, which are considered Level 2 instruments. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices. During the quarter ended October 1, 2017, we entered into various foreign currency forward contracts. The final foreign currency forward contract expired during the quarter ended March 31, 2018 and there were no foreign currency derivatives outstanding as of March 31, 2018.
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that had earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions, which are considered Level 3 inputs. See Note 4, Acquisitions, for additional information.
There were no financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and 2017.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2018		As of March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$350,000	$328,248	$350,000	$341,250
Variable rate debt	$576,000	$576,000	$783,000	$783,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

3. Earnings Per Share
Earnings Per Share Data—Basic earnings (loss) per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards, see Note 15, Stockholders' Equity, during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share.
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below (in thousands):

	Year Ended March 31
	2018	2017	2016
Net income (loss)	$(60,232)	$(274,454)	$147,037
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,167	58,911	62,211
Dilutive effect of stock-based awards (1)	—	—	357
Diluted EPS shares outstanding	57,167	58,911	62,568
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	89	139	139
Earnings (loss) per common share:
Basic	$(1.05)	$(4.66)	$2.36
Diluted	$(1.05)	$(4.66)	$2.35
(1) Due to the loss from continuing operations in fiscal 2018 and 2017, there are no common shares added to calculate dilutive EPS for those years because the effect would be antidilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

4. Acquisitions
In accordance with the accounting standards regarding business combinations, the results of acquired businesses are included in our consolidated financial statements from the date of acquisition. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on fair value. The excess purchase price over estimated fair value of the net assets acquired is recorded as goodwill.
Acquisition of Jimmy Styks—On July 20, 2015, we completed the acquisition of Jimmy Styks, LLC ("Jimmy Styks"), using $40,000 of cash on hand with additional contingent consideration payable if incremental profitability growth milestones are achieved over the three years from acquisition. We determined a value of the future contingent consideration as of the acquisition date of $4,471 utilizing the Black-Scholes option pricing model; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, cash flows, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of acquisition. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past three years. The discounted cash flows are based on our estimates of future performance of the business. As of March 31, 2018 and March 31, 2017, there was no value for the future contingent consideration. The reduction from the original estimate was primarily a result of not achieving the first growth milestone and the likelihood of not meeting any future growth milestones, which were predicated on meeting the first growth milestone.

The purchase price allocation was completed during the quarter ended October 2, 2016. The majority of the goodwill generated in this acquisition is deductible for tax purposes. Jimmy Styks is an immaterial acquisition to our company.

Acquisition of CamelBak—On August 3, 2015, we completed the acquisition of CamelBak Products, LLC ("CamelBak") for total consideration of $412,500, subject to a customary working capital adjustment, utilizing cash on hand and borrowings under our existing credit facilities. CamelBak is the leading provider of personal hydration solutions for outdoor, recreation and military use. CamelBak’s products include hydration packs, reusable bottles and individual purification and filtration systems. The purchase price allocation was completed during the quarter ended October 2, 2016. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Acquisition of Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2018, there was no liability recognized for the future contingent consideration. The decrease from the original estimate was a result of not meeting the agreed-upon profitability milestones and the likelihood of achieving future profitability milestones.

Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The purchase price allocation was completed during the quarter ended March 31, 2017. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Acquisition of Camp Chef—On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 was deferred and is payable in equal installments after the first, second, and third anniversary of the closing date, and approximately $10,000 is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

and is paid in equal installments as each milestone is achieved. The growth milestones were met for the first year and therefore we paid $3,371 during the quarter ended December 31, 2017. The purchase price allocation for this acquisition was finalized in the second quarter of fiscal 2018. A majority of the goodwill generated in this acquisition is deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Results for acquisitions—For the year ended March 31, 2018, Vista Outdoor recorded sales of approximately $32,752 and gross profit of approximately $9,948, associated with the operations of these acquired businesses for periods in which they were not part of Vista Outdoor in the comparable prior year periods. For the year ended March 31, 2017, Vista Outdoor recorded sales of approximately $121,285 and gross profit of approximately $47,929, associated with the operations of these acquired businesses for periods in which they were not part of Vista Outdoor in the comparable prior year periods. The results of these acquisitions are reflected in the Outdoor Products segment results.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Supplemental Pro Forma Data for Action Sports and CamelBak:

We used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of Action Sports and CamelBak are included in our consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for fiscal 2018, 2017, and 2016 present consolidated information as if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015. The pro forma results were calculated by combining our results with the standalone results of Action Sports and CamelBak for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Years Ended
(Amounts in thousands except per share data)	March 31, 2018	March 31, 2017	March 31, 2016
Sales, net	$2,308,463	$2,546,892	$2,660,702
Net income (loss)	(60,232)	(273,001)	157,030
Basic earnings per common share	(1.05)	(4.63)	2.52
Diluted earnings per common share	(1.05)	(4.63)	2.51

The supplemental pro forma data above include the following significant non-recurring adjustments made to account for certain costs which would have been incurred if the CamelBak acquisition had been completed on April 1, 2014 and the Action Sports acquisition had been completed on April 1, 2015, as adjusted for the applicable tax impact:

	Years Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017	March 31, 2016
Inventory step-up, net[1]	$—	$(502)	$(145)
Fees for advisory, legal, accounting services[2]	—	(946)	(3,331)
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
We made no acquisitions during fiscal 2018.
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
The operating results of this business do not qualify for reporting as discontinued operations. For the fiscal years 2018, 2017, and 2016 the earnings before taxes for this business were approximately $11,375, $4,298, and $11,227, respectively. The earnings before taxes above include $4,883, $8,355, and $8,146 of total depreciation and amortization expense for the fiscal years 2018, 2017, and 2016, respectively. The reported results and financial position of the business do not necessarily reflect the total value of the business that we expect to realize upon sale.
The following table presents information related to the assets and liabilities of the business that were classified as held for sale at March 31, 2018:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

(Amounts in thousands except share data)	March 31, 2018
Assets
Net receivables	$26,169
Net inventories	28,588
Other current assets	1,961
Net property, plant, and equipment	3,927
Goodwill	64,194
Net intangible assets	75,601
Total assets held for sale	$200,440

Liabilities
Accounts payable	$9,276
Accrued compensation	3,194
Income taxes payable	1
Deferred income tax liabilities	18,490
Other accrued liabilities	11,216
Total liabilities held for sale	$42,177

Net assets	$158,263
6. Receivables
Net receivables are summarized as follows:

	March 31
	2018	2017
Trade receivables	$453,939	$472,233
Other receivables	4,017	3,136
Less: allowance for doubtful accounts	(36,193)	(24,654)
Net receivables	$421,763	$450,715

As of March 31, 2018 and 2017, Walmart accounted for 14% and 13% of the total trade receivables balance, respectively. No other customer represented more than 10% of total trade receivables balance as of March 31, 2018 and 2017.

The following is a reconciliation of the changes in our allowance for doubtful accounts, discounts, and returns during fiscal 2017 and 2018:

Balance at March 31, 2016	$19,412
Expense	21,594
Write-offs	(18,159)
Reversals, discounts, and other adjustments	1,807
Balance at March 31, 2017	24,654
Expense	19,030
Write-offs	(4,886)
Reversals, discounts, and other adjustments	(2,605)
Balance at March 31, 2018	$36,193

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Inventories
Net inventories consist of the following:

	March 31,
	2018	2017
Raw materials	$88,588	$101,635
Work in process	40,812	51,004
Finished goods	252,878	410,156
Net inventories	$382,278	$562,795

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $24,040 and $23,504 as of March 31, 2018 and March 31, 2017, respectively.

8. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 20 years and buildings and improvements are depreciated over 2 to 30 years. Depreciation expense was $55,090 in fiscal 2018, $54,157 in fiscal 2017, and $38,953 in fiscal 2016.

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

Property, plant, and equipment consists of the following:

	March 31
	2018	2017
Land	$9,440	$9,053
Buildings and improvements	81,732	71,731
Machinery and equipment	402,815	357,280
Property not yet in service	67,471	66,802
Gross property, plant, and equipment	561,458	504,866
Less: accumulated depreciation	(284,251)	(232,520)
Net property, plant, and equipment	$277,207	$272,346

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance at March 31, 2016	$204,891	$818,560	$1,023,451
Acquisitions	—	192,098	192,098
Impairment	—	(353,915)	(353,915)
Effect of foreign currency exchange rates	(156)	(3,847)	(4,003)
Balance at March 31, 2017	204,735	652,896	857,631
Impairment	—	(143,400)	(143,400)
Effect of foreign currency exchange rates	174	7,325	7,499
Less: goodwill held for sale	—	(64,194)	(64,194)
Balance at March 31, 2018	$204,909	$452,627	$657,536

For fiscal 2017, the acquisitions in Outdoor Products related to the purchase price allocation for Action Sports and Camp Chef as previously discussed.

During the quarter ended October 1, 2017, we recorded a $152,320 impairment of goodwill and identifiable intangible assets related to the Hunting and Shooting Accessories and Sports Protection reporting units. We previously anticipated a return to sales growth in fiscal 2018 for these reporting units. However, during the quarter ended October 1, 2017, we concluded that the return to growth for these reporting units would take longer than previously anticipated as a result of challenging market conditions that have persisted longer than expected.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The goodwill recorded within the Outdoor Products segment is presented net of $545,106 of accumulated impairment losses, of which $47,791 was recorded prior to April 1, 2015. The goodwill recorded within the Shooting Sports segment is presented net of $41,020 of accumulated impairment losses, which were recorded prior to April 1, 2015. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments, due to the significance of unobservable inputs developed using company-specific information.
Net intangibles consisted of the following:

	March 31, 2018			March 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Tradenames	$62,657	$(11,993)	$50,664	$106,159	$(17,048)	$89,111
Patented technologies	16,466	(8,157)	8,309	19,066	(7,703)	11,363
Customer relationships and other	318,476	(91,093)	227,383	371,099	(78,010)	293,089
Total	397,599	(111,243)	286,356	496,324	(102,761)	393,563
Non-amortizing tradenames	305,923	—	305,923	314,967	—	314,967
Net intangibles	$703,522	$(111,243)	$592,279	$811,291	$(102,761)	$708,530

The amortizable assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.3 years. The amount of amortizing tradename and technology intangible assets for the Outdoor Products segment is presented net of a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products segment is presented net of $9,044 and $34,230 of impairment losses recorded in fiscal 2018 and fiscal 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015.

Amortization expense related to these assets was $34,669 in fiscal 2018, $39,622 in fiscal 2017, and $33,661 in fiscal 2016, which is included within cost of sales. We expect amortization expense related to these assets to be as follows:

Fiscal 2019	$27,380
Fiscal 2020	26,553
Fiscal 2021	26,537
Fiscal 2022	26,530
Fiscal 2023	26,414
Thereafter	152,942
Total	$286,356

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Other Current and Non-current Liabilities
The major categories of other current and non-current accrued liabilities are as follows:

	March 31
	2018	2017
Rebates	$14,827	$19,325
Accrual for in-transit inventory	29,200	17,505
Other	53,420	86,096
Total other accrued liabilities—current	$97,447	$122,926

Non-current portion of accrued income tax liability	$34,716	$32,842
Other	29,619	38,204
Total other long-term liabilities	$64,335	$71,046
We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance at March 31, 2016	$8,611
Payments made	(4,071)
Warranties issued	3,486
Warranties assumed in acquisition	1,159
Changes related to preexisting warranties	829
Balance at March 31, 2017	10,014
Payments made	(4,757)
Warranties issued	4,974
Other adjustments	16
Changes related to preexisting warranties	—
Balance at March 31, 2018	$10,247

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

11. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	March 31, 2018	March 31, 2017
Credit Agreement:
Term Loan	$576,000	$608,000
Revolving Credit Facility	—	175,000
Total principal amount of Credit Agreement	576,000	783,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	926,000	1,133,000
Less: unamortized deferred financing costs	(10,601)	(11,748)
Carrying amount of long-term debt	915,399	1,121,252
Less: current portion	(32,000)	(32,000)
Carrying amount of long-term debt, excluding current portion	$883,399	$1,089,252
Credit Agreement—On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which replaced our 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of March 31, 2018, the base rate margin was 1.25% and the Eurodollar margin was 2.25%. The weighted average interest rate for borrowings under the Credit Agreement as of March 31, 2018 was 4.13%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and, based on the ratio in effect as of March 31, 2018, this fee was 0.40%. As of March 31, 2018, we had no borrowings against our $400,000 Revolving Credit Facility and outstanding letters of credit of $26,383, which reduced amounts available on the Revolving Credit Facility to $373,617. Debt issuance costs totaling approximately $14,000 are being amortized over the term of the Credit Agreement.
In December 2014, we entered into a credit agreement (the "2014 Credit Agreement"), which was comprised of a Term A Loan of $350,000 and a Revolving Credit Facility of $400,000, both of which were to mature on February 9, 2020. During the quarter ended July 3, 2016, we refinanced this agreement as noted above and wrote off $1,521 of unamortized deferred debt issuance costs.
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
Interest rate swaps—During the quarter ended July 2, 2017, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of March 31, 2018, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$840	1.52%	1.88%	June 2019
Non-amortizing swap	$100,000	$1,670	1.63%	1.88%	June 2020
The amount paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other non-current assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2018:

Fiscal 2019	$32,000
Fiscal 2020	32,000
Fiscal 2021	32,000
Fiscal 2022	480,000
Fiscal 2023	—
Thereafter	350,000
Total	$926,000
Covenants and Default Provisions—Our Credit Agreement imposes restrictions, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement allows us to make unlimited “restricted payments” (as defined in the Credit Agreement), which, among other items, would allow payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior debt limits, with a limit, when those senior debt limits are not met, of $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2016. The Credit Agreement also requires that we meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated leverage ratio. Our ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond our control. Borrowings under the Credit Agreement are subject to compliance with these covenants. In order to allow us sufficient time to execute the refinancing, we received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ended March 31, 2018. See Note 19, Subsequent Events, for additional information about our May 2018 amendment to the Credit Agreement.
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
Cash Paid for Interest on Debt—Cash paid for interest totaled $56,273 in fiscal 2018, $42,469 in fiscal 2017, and $8,808 in fiscal 2016.

12. Employee Retirement Benefit Plans

Defined Benefit Plan

During fiscal years 2018, 2017, and 2016, we recognized an aggregate net expense for employee defined benefit plans of $1,505, and $6,762, and $7,300, respectively. The estimated income for these defined benefit plans for the fiscal 2019 is $900.

In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. The benefits under the affected plans were determined by a cash balance formula that provides participating employees with an annual “pay credit” as a percentage of their eligible pay based on their age and eligible service. The changes were effective July 31, 2017, with

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

employees receiving a pro-rated pay credit for fiscal 2017 and no future pay credits beginning in fiscal 2018. However, a participating employee’s benefit will continue to grow based on annual interest credits applied to the employee’s cash balance account until commencement of the employee’s benefit. As a result of the changes, we recognized a one-time curtailment gain of $5,783 during the quarter ended July 2, 2017.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") or our other post-retirement benefit plans. The weighted average discount rate used to determine the pension benefit obligation was 4.00% and 4.09% as of March 31, 2018 and 2017, respectively. The fair value of the plan assets was $168,425 and $153,444 as of March 31, 2018 and 2017, respectively. The benefit obligation was $206,177 and $217,786 as of March 31, 2018 and 2017, respectively, resulting in an unfunded liability of $37,753 and $64,342 as of March 31, 2018 and 2017, respectively, which is primarily recorded within Accrued pension and postemployment liabilities.

The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.75% over the long-term within reasonable and prudent levels of risk as of March 31, 2018 and 2017, and (2) to preserve the real purchasing power of assets to meet future obligations.

Investments in financial funds are valued by multiplying the fund's net asset value ("NAV") per share with the number of units or shares owned as of the valuation date. NAV per share is determined by the fund's administrator or the Company's custodian by deducting from the value of the assets of the fund all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the funds are valued on the basis of valuations furnished by a pricing service approved by the fund's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the fund's investment manager. For those assets that are invested within hedge funds there are certain restrictions on redemption of those assets including a one-year lockup period from initial investment and thereafter a 65-day notice period prior to redemption. There are no other significant restrictions on redemption of assets within other asset categories.

Employer contributions and distributions—During fiscal 2018, we made contributions of $13,800 directly to the pension trust, made no contributions to our other postretirement benefit plans, and distributed $11,110 directly to retirees under our non-qualified supplemental executive retirement plans during fiscal 2018. During fiscal 2017, we contributed $4,400 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $10 to retirees under the non-qualified supplemental executive retirement plan. During fiscal 2016, we contributed $2,000 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made no distributions to retirees under the non-qualified supplemental executive retirement plan.

The following benefit payments, which reflect expected future service, are expected to be paid in the years ending March 31. The pension benefits will be paid primarily out of the pension trust.

Pension Benefits
2019	$11,931
2020	11,904
2021	12,258
2022	12,519
2023	12,923
2024 through 2028	65,346

Defined Contribution Plan

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States.

Total contributions in fiscal 2018, 2017, and 2016 were $19,865, $18,936, and $14,941 respectively.
13. Income Taxes
Income (loss) before income taxes is as follows:

	Years Ended March 31
	2018	2017	2016
Current:
U.S.	$(102,153)	$(265,825)	$220,685
Non-U.S.	(31,636)	15,131	17,722
Income (loss) before income taxes	$(133,789)	$(250,694)	$238,407

Our income tax provision (benefit) consists of:

	Years Ended March 31
	2018	2017	2016
Current:
Federal	$(1,599)	$34,811	$78,116
State	204	5,724	8,377
Non-U.S.	6,685	5,769	5,179
Deferred:
Federal	(76,300)	(20,214)	(2,248)
State	(3,024)	(1,622)	(308)
Non-U.S.	477	(708)	2,254
Income tax provision (benefit)	$(73,557)	$23,760	$91,370

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years Ended March 31
	2018	2017	2016
Statutory federal income tax rate	31.6%	35.0%	35.0%
State income taxes, net of federal impact	1.2%	(1.2)%	3.2%
Domestic manufacturing deduction	1.2%	1.4%	(2.2)%
Nondeductible goodwill impairment	(21.1)%	(49.3)%	—%
Acquisition claim settlement gain	—%	4.2%	—%
Pre-acquisition tax attributes	4.1%	—%	—%
Impact of law changes	33.9%	—%	—%
Other	4.1%	0.4%	2.3%
Income tax provision (benefit)	55.0%	(9.5)%	38.3%
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as noncurrent assets or liabilities. As of March 31, 2018 and 2017, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2018	2017
Deferred Tax Assets:
Inventory	$14,536	$21,858
Retirement benefits	10,119	21,684
Accounts receivable	8,444	8,737
Accruals for employee benefits	6,156	10,106
Other reserves	5,378	12,662
Loss and credit carryforwards	11,055	9,808
Other	1,378	—
Total deferred tax assets	57,066	84,855
Valuation allowance	(3,102)	(5,092)
Total net deferred assets	53,964	79,763
Deferred tax liabilities:
Intangible assets	(117,542)	(203,896)
Property, plant, and equipment	(21,108)	(31,731)
Other	—	(4,901)
Total deferred tax liabilities	(138,650)	(240,528)
Net deferred income tax liability before amounts attributable to assets and liabilities held for sale	(84,686)	(160,765)
Less: deferred tax liability attributable to assets and liabilities held for sale	18,490	—
Net deferred income tax liability	$(66,196)	$(160,765)

We believe it is more likely than not that the recorded deferred tax benefits will be realized through the reduction of future taxable income. Our recorded valuation allowance of $3,102 at March 31, 2018 relates to certain tax credits, net operating losses and interest carryforwards that are not expected to be realized before their expiration. The valuation allowance decreased during fiscal 2018 primarily due to the decrease of state operating losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Included in the net deferred tax liability are federal, foreign and state net operating loss and credit carryovers, $9,769 of which expires in years ending from March 31, 2019 through March 31, 2038 and $1,285 that may be carried over indefinitely. The carryforwards presented above are net of any applicable uncertain tax positions.
On December 22, 2017, tax legislation was enacted in the United States (Tax Legislation). The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
We estimate the impact of the Tax Legislation, based on currently available information and interpretations of the law, to be a benefit to us of approximately $47 million which has been included in our current period tax benefit. The majority of the tax benefit is due to remeasurement of the U.S. deferred tax liabilities at lower enacted corporate tax rates, which did not have a cash impact on the current year. The actual impact of the Tax Legislation may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the Tax Legislation.
The Tax Legislation includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries which was an immaterial amount for us. As a result of the Tax Legislation, all previously unremitted earnings have now been subject to U.S. tax.
Income tax refunded, net of amounts paid, totaled $19,911 in fiscal 2018, and income tax paid, net of refunds totaled $72,344 in fiscal 2017.
At March 31, 2018, and 2017, unrecognized tax benefits that have not been recorded in the financial statements amounted to $39,383 and $33,466, respectively, of which $35,471 and $26,911, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $4,626 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,928.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Unrecognized Tax Benefits—beginning of period	$27,151	$30,643	$27,334
Gross increases—tax positions in prior periods	1,188	—	15,461
Gross decreases—tax positions in prior periods	(332)	(2,186)	—
Gross increases—current-period tax positions	9,247	1,726	2,776
Gross decreases—current-period tax positions	(2,873)	—	—
Settlements	(332)	(2,172)	(14,210)
Lapse of statute of limitations	(1,315)	(860)	(718)
Unrecognized Tax Benefits—end of period	$32,734	$27,151	$30,643
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2018 and 2017, $4,347 and $3,885 of income tax-related interest and $2,302 and $2,429 of penalties were included in accrued income taxes, respectively. As of March 31, 2018, 2017, and 2016, our current tax provision included $1,053, $1,319, and $1,443 of expense related to interest and penalties, respectively.
On February 9, 2015, we entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities, and obligations of Vista Outdoor and Orbital ATK after the distribution of all of the shares of our common stock on a pro rata basis to the holders of Alliant Techsystems Inc. common stock (the “Spin-Off”) with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The process under the Tax Matters Agreement for determining the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is ongoing. During the year ended March 31, 2018, we received Orbital ATK’s proposed allocation of these tax liabilities for the period from April 1, 2014 through the date of the Spin-Off. Given the complex nature of these tax matters, the final allocation of pre-Spin-Off tax liabilities between Vista Outdoor and Orbital ATK is highly uncertain. Though the resolution of these tax liabilities under the Tax Matters Agreement may have a significant impact on our cash position in a particular quarter, we do not expect this resolution to have a material impact on our business. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid between the parties, the Tax Matters Agreement is not binding on the IRS.

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off, we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2011. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return that began after the Spin-Off and ended on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

14. Commitments and Contingencies
We lease land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $26,245 in fiscal 2018, $25,256 in fiscal 2017, and $18,959 in fiscal 2016.
The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

2019	$21,555
2020	17,328
2021	15,346
2022	13,160
2023	11,032
Thereafter	64,825
Total	$143,246
We have known purchase commitments of $235,545 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $731 as of March 31, 2018 and $750 as of March 31, 2017.
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
We maintain an equity incentive plan (the “Vista Outdoor Inc. 2014 Stock Incentive Plan” or the “Plan”), which became effective on February 10, 2015, following the Spin-Off from Orbital ATK. The Plan was established to govern the awards granted to our employees and directors and provides for awards of stock options, restricted stock and restricted stock units, performance awards, and total stockholder return performance awards ("TSR awards") that will be granted to certain of our employees and directors subsequent to the Spin-Off. We issue shares from the Plan upon the vesting of performance awards, TSR awards, and restricted stock units, grant of restricted stock, or exercise of stock options and the awards are accounted for as equity-based compensation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

As of February 10, 2015, we are authorized to issue up to 5,750,000 common shares under the Plan, plus additional shares issuable pursuant to awards granted immediately prior to the Spin-Off in respect of equity-based awards of Orbital ATK granted under the Orbital ATK Stock Plans that were outstanding immediately prior to the Spin-Off and converted into awards subsequent to the Spin-Off. As of March 31, 2018, 3,346,153 common shares are available to be granted.
As of March 31, 2018, there were 764,989 shares reserved for performance awards for key employees. Payouts for performance shares are based on achievement of certain performance goals, including sales, earnings before taxes, return on invested capital, or total shareholder return. Performance shares tied to the performance goals of sales, earnings before taxes, or return on invested capital are valued at the fair value of our stock as of the grant date and the related expense is recognized based on the number of shares expected to vest under the terms of the award. Performance shares tied to total shareholder return are valued using an integrated Monte Carlo simulation. Of these performance shares,

•
up to 192,572 shares will become payable only upon achievement of certain performance goals, including earnings before taxes and total shareholder return targets, for the fiscal 2019 through fiscal 2021 period.

•
up to 410,006 shares will become payable only upon achievement of certain performance goals, including sales, return on invested capital, and total shareholder return targets, for the fiscal 2018 through fiscal 2020 period.

•
up to 147,440 shares will become payable only upon achievement of certain performance goals, including sales, return on invested capital, and total shareholder return targets, for the fiscal 2017 through fiscal 2019 period.

•
up to 14,971 shares are payable based upon achievement of certain performance goals, including sales, return on invested capital, and total shareholder return targets, for the fiscal 2016 through fiscal 2018 period.

There was no restricted stock granted to non-employee directors or certain key employees in fiscal 2018 and 2017. Restricted stock granted to non-employee directors and certain key employees totaled 89,118 shares in fiscal 2016. Restricted shares vest over periods generally ranging from one to four years from the date of award and are valued at the fair market value of common stock as of the grant date.
Restricted stock units granted to certain key employees and non-employee directors totaled 541,326 shares in fiscal 2018, 370,040 shares in fiscal 2017, and 91,434 shares in fiscal 2016. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires us to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the average volatility of similar type public companies stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of stock options granted was $7.78, $9.89, and $14.97 during fiscal 2018, 2017, and 2016, respectively. The following weighted average assumptions were used for grants:

	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Risk-free rate	2.77%	2.43%	1.60%
Expected volatility	42.91%	43.69%	23.47%
Expected dividend yield	—%	—%	—%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $9,299, $12,648, and $12,279 was recognized during fiscal 2018, 2017, and 2016, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation was $2,132, $3,106, and $4,963 during fiscal 2018, 2017, and 2016, respectively.
A summary of our stock option activity is presented below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2015	608,520	$22.47	7.8	$20.35
Granted	70,821	52.09
Exercised	(66,670)	17.60
Outstanding at March 31, 2016	612,671	$26.42	7.4	$25.51
Granted	124,190	20.42
Exercised	(4,892)	15.27
Outstanding at March 31, 2017	731,969	$22.01	7.0	$26.45
Granted	338,874	16.06
Exercised	(299,580)	16.85
Forfeited/expired	(224,306)	34.07
Outstanding at March 31, 2018	546,957	$20.88	8.5	$3.39

Options exercisable at:
March 31, 2016	472,737	$20.56	6.8	$31.35
March 31, 2017	537,991	$23.58	6.1	$28.33
March 31, 2018	192,502	$29.00	5.8	$1.65

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
The total intrinsic value of options exercised was $1,673, $170, and $1,970 during fiscal 2018, 2017, and 2016, respectively. Total cash received from options exercised was $4,824, $75, and $1,173 during fiscal 2018, 2017, and 2016, respectively.
A summary of our performance share award, TSR award, and restricted stock activity is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2015	609,037	$29.13
Granted	251,754	53.35
Canceled/forfeited	(31,265)	69.05
Vested	(80,756)	61.82
Nonvested at March 31, 2016	748,770	$32.08
Granted	442,068	25.29
Canceled/forfeited	(48,055)	56.34
Vested	(94,023)	62.13
Nonvested at March 31, 2017	1,048,760	$25.41
Granted	226,038	18.28
Canceled/forfeited	(115,462)	40.34
Vested	(66,614)	57.87
Nonvested at March 31, 2018	1,092,722	$20.38

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Certain key employees received restricted stock unit grants during fiscal 2018, 2017, and 2016, which will vest over the next one to three years. These restricted stock units will be settled with the issuance of shares upon vesting. A summary of our restricted stock unit award activity is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2015	259,867	$34.59
Granted	91,434	51.64
Canceled/forfeited	(22,788)	63.53
Vested	(61,692)	67.32
Nonvested at March 31, 2016	266,821	$30.40
Granted	370,040	24.39
Canceled/forfeited	(29,635)	47.92
Vested	(133,613)	78.64
Nonvested at March 31, 2017	473,613	$11.00
Granted	541,326	17.59
Canceled/forfeited	(130,745)	26.96
Vested	(199,473)	32.42
Nonvested at March 31, 2018	684,721	$6.92
As of March 31, 2018, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $17,970 and is expected to be realized over a weighted average period of 2.8 years.
Share Repurchases
On February 25, 2015, our Board of Directors authorized a share repurchase program of up to $200,000 worth of shares of our common stock, executable over the next two years. We completed that program during fiscal 2017. On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018. We completed that program during fiscal 2017.
We had no repurchases of shares during fiscal 2018. During fiscal 2017 and 2016, we repurchased 3,876,434 shares for $151,071, and 3,179,086 shares for $142,200, respectively, under the authorized share repurchase programs.
16. Condensed Consolidating Financial Statements
In accordance with the provisions of the 5.875% Notes, the outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of Vista Outdoor domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by Vista Outdoor. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors. The consolidating financial information of the guarantor and non-guarantor subsidiaries is presented on the following pages.
During fiscal year 2018, the domestic subsidiary I Live Outdoors, LLC was added to the list of guarantors of our 5.875% Notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year ended March 31, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales, net	$—	$2,166,450	$229,511	$(87,498)	$2,308,463
Cost of sales	—	1,721,820	155,414	(89,733)	1,787,501
Gross profit	—	444,630	74,097	2,235	520,962
Operating expenses:
Research and development	—	29,663	—	—	29,663
Selling, general, and administrative	—	369,889	53,541	—	423,430
Goodwill and intangibles impairment	—	102,444	50,000	—	152,444
Income (loss) before interest and income taxes	—	(57,366)	(29,444)	2,235	(84,575)
Equity in income (loss) of subsidiaries	(27,653)	(34,183)	—	61,836	—
Interest expense, net	(49,214)	—	—		(49,214)
Income (loss) before income taxes	(76,867)	(91,549)	(29,444)	64,071	(133,789)
Income tax provision (benefit)	(16,635)	(63,896)	6,241	733	(73,557)
Net income (loss)	$(60,232)	$(27,653)	$(35,685)	$63,338	$(60,232)
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$(60,232)	$(27,653)	$(35,685)	$63,338	$(60,232)
Total other comprehensive income (loss)	20,435	20,435	16,519	(36,954)	20,435
Comprehensive income (loss)	$(39,797)	$(7,218)	$(19,166)	$26,384	$(39,797)

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year ended March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales, net	$—	$2,437,519	$224,424	$(115,051)	$2,546,892
Cost of sales	—	1,842,216	149,826	(114,336)	1,877,706
Gross profit	—	595,303	74,598	(715)	669,186
Operating expenses:
Research and development	—	32,769	—	—	32,769
Selling, general, and administrative	—	367,951	56,318	—	424,269
Acquisition claim settlement gain, net	(30,027)	—	—	—	(30,027)
Goodwill and intangibles impairment	—	449,199	—	—	449,199
Income (loss) before interest and income taxes	30,027	(254,616)	18,280	(715)	(207,024)
Equity in income (loss) of subsidiaries	(277,190)	12,046	—	265,144	—
Interest expense, net	(43,670)	—	—	—	(43,670)
Income (loss) before income taxes	(290,833)	(242,570)	18,280	264,429	(250,694)
Income tax provision (benefit)	(16,379)	34,620	5,779	(260)	23,760
Net income (loss)	$(274,454)	$(277,190)	$12,501	$264,689	$(274,454)
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$(274,454)	$(277,190)	$12,501	$264,689	$(274,454)
Total other comprehensive income (loss)	(2,778)	(2,778)	(9,516)	12,294	(2,778)
Comprehensive income (loss)	$(277,232)	$(279,968)	$2,985	$276,983	$(277,232)

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year ended March 31, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Sales, net	$—	$2,157,398	$225,901	$(112,565)	$2,270,734
Cost of sales	—	1,615,516	149,043	(113,270)	1,651,289
Gross profit	—	541,882	76,858	705	619,445
Operating expenses:
Research and development	—	12,512	—	—	12,512
Selling, general, and administrative	—	289,957	54,218	—	344,175
Income before interest and income taxes	—	239,413	22,640	705	262,758
Equity in income of subsidiaries	162,257	14,984	—	(177,241)	—
Interest expense, net	(24,351)	—	—	—	(24,351)
Income before income taxes	137,906	254,397	22,640	(176,536)	238,407
Income tax (benefit) provision	(9,131)	92,140	8,079	282	91,370
Net income	$147,037	$162,257	$14,561	$(176,818)	$147,037
Other comprehensive income (loss), net of tax:
Net income (from above)	$147,037	$162,257	$14,561	$(176,818)	$147,037
Total other comprehensive income (loss)	89	89	5,601	(5,690)	89
Comprehensive income (loss)	$147,126	$162,346	$20,162	$(182,508)	$147,126

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,359	$19,511	$—	$22,870
Net receivables	—	395,054	26,709	—	421,763
Due from affiliates, current	—	—	2,490	(2,490)	—
Net inventories	—	364,904	20,148	(2,774)	382,278
Income tax receivable	—	974	(181)	2,586	3,379
Assets held for sale	—	73,453	126,987	—	200,440
Other current assets	—	27,253	709	—	27,962
Total current assets	—	864,997	196,373	(2,678)	1,058,692
Net property, plant, and equipment	—	269,403	7,804	—	277,207
Investment in subsidiaries	2,333,155	153,181	—	(2,486,336)	—
Goodwill	—	652,266	5,270	—	657,536
Net intangible assets	—	584,388	7,891	—	592,279
Long-term due from affiliates	—	233,013	—	(233,013)	—
Deferred charges and other non-current assets	—	22,705	6,417	—	29,122
Total assets	$2,333,155	$2,779,953	$223,755	$(2,722,027)	$2,614,836
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	110,303	4,246	—	114,549
Due to affiliates, current	—	2,490	—	(2,490)	—
Accrued compensation	—	35,448	898	—	36,346
Federal excise tax	—	21,286	1,415	—	22,701
Liabilities held for sale	—	19,918	22,259	—	42,177
Other accrued liabilities	—	90,490	6,957	—	97,447
Total current liabilities	32,000	279,935	35,775	(2,490)	345,220
Long-term debt	883,399	—	—	—	883,399
Deferred income tax liabilities	—	64,507	181	1,508	66,196
Accrued pension and postemployment benefits	—	38,196	—	—	38,196
Long-term due to affiliates	200,266	—	32,747	(233,013)	—
Other long-term liabilities	—	63,372	963	—	64,335
Total liabilities	1,115,665	446,010	69,666	(233,995)	1,397,346
Total stockholders' equity	1,217,490	2,333,943	154,089	(2,488,032)	1,217,490
Total liabilities and equity	$2,333,155	$2,779,953	$223,755	$(2,722,027)	$2,614,836

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

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

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(29,553)	$265,520	$27,913	$(11,525)	$252,355
Investing Activities
Capital expenditures	—	(64,934)	(1,693)	—	(66,627)
Due to (from) affiliates	—	(218,966)	—	218,966	—
Proceeds from the disposition of property, plant, and equipment	—	60	68	—	128
Cash used for investing activities	—	(283,840)	(1,625)	218,966	(66,499)
Financing Activities
Due to (from) affiliates	236,755	—	(17,789)	(218,966)	—
Dividend paid	—	—	(11,525)	11,525	—
Borrowings on line of credit	250,000	—	—	—	250,000
Repayments of line of credit	(425,000)	—	—	—	(425,000)
Payments made on long-term debt	(32,000)	—	—	—	(32,000)
Payments made for debt issue costs	(1,879)	—	—	—	(1,879)
Deferred payments for acquisitions	—	(1,348)	—	—	(1,348)
Proceeds from employee stock compensation plans	4,824	—	—	—	4,824
Shares withheld for payroll taxes	(3,147)	—	—	—	(3,147)
Cash provided by (used for) financing activities	29,553	(1,348)	(29,314)	(207,441)	(208,550)
Effect of foreign currency exchange rate fluctuations on cash	—	—	489	—	489
Decrease in cash and cash equivalents	—	(19,668)	(2,537)	—	(22,205)
Cash and cash equivalents at beginning of year	—	23,027	22,048	—	45,075
Cash and cash equivalents at end of year	$—	$3,359	$19,511	$—	$22,870

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$10,578	$150,230	$2,217	$(4,624)	$158,401
Investing Activities
Capital expenditures	—	(88,759)	(1,906)	—	(90,665)
Due to (from) affiliates	—	(179,138)	—	179,138	—
Acquisitions of businesses, net of cash acquired	(465,684)	7,149	386	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	—	42	93	—	135
Cash used for investing activities	(465,684)	(260,706)	(1,427)	179,138	(548,679)
Financing Activities
Due to (from) affiliates	170,890	—	8,248	(179,138)	—
Dividend paid	—	—	(4,660)	4,660	—
Borrowings on line of credit	555,000	—	—	—	555,000
Repayments of line of credit	(380,000)	—	—	—	(380,000)
Proceeds from issuance of long-term debt	307,500	—	—	—	307,500
Payments made on long-term debt	(32,000)	—	—	—	(32,000)
Payments made for debt issue costs	(3,660)	—	—	—	(3,660)
Purchase of treasury shares	(151,850)	—	—	—	(151,850)
Deferred payments for acquisitions	(7,136)	—	—	—	(7,136)
Shares withheld for payroll taxes	(3,713)	—	—	—	(3,713)
Proceeds from employee stock compensation plans	75	—	—	—	75
Cash provided by (used for) financing activities	455,106	—	3,588	(174,478)	284,216
Effect of foreign currency exchange rate fluctuations on cash	—	—	(519)	(36)	(555)
Increase (decrease) in cash and cash equivalents	—	(110,476)	3,859	—	(106,617)
Cash and cash equivalents at beginning of year	—	133,503	18,189	—	151,692
Cash and cash equivalents at end of year	$—	$23,027	$22,048	$—	$45,075

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2016
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated
Operating Activities
Cash provided by (used for) operating activities	$(11,721)	$200,015	$10,737	$—	$199,031
Investing Activities
Capital expenditures	—	(38,918)	(2,608)	—	(41,526)
Due to (from) affiliates	—	(279,808)	—	279,808	—
Acquisitions of businesses, net of cash acquired	(466,773)	4,723	—	—	(462,050)
Proceeds from the disposition of property, plant, and equipment	—	116	256	—	372
Cash provided by (used for) investing activities	(466,773)	(313,887)	(2,352)	279,808	(503,204)
Financing Activities
Due to (from) affiliates	286,923	—	(7,115)	(279,808)	—
Borrowings on line of credit	360,000	—	—	—	360,000
Repayments of line of credit	(360,000)	—	—	—	(360,000)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Payments made on long-term debt	(17,500)	—	—	—	(17,500)
Payment from former parent	6,500	—	—	—	6,500
Payments made for debt issue costs	(4,379)	—	—	—	(4,379)
Purchase of treasury shares	(143,194)	—	—	—	(143,194)
Shares withheld for payroll taxes	(1,029)	—	—	—	(1,029)
Proceeds from employee stock compensation plans	1,173	—	—	—	1,173
Cash provided by (used for) financing activities	478,494	—	(7,115)	(279,808)	191,571
Effect of foreign currency exchange rate fluctuations on cash	—	—	343	—	343
Increase (decrease) in cash and cash equivalents	—	(113,872)	1,613	—	(112,259)
Cash and cash equivalents at beginning of year	—	247,375	16,576	—	263,951
Cash and cash equivalents at end of year	$—	$133,503	$18,189	$—	$151,692

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

17. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. It is impractical to report revenues from external customers by product category due to certain significant sales deductions including volume rebates and discounts that are not attributed to product categories. Each segment is described below:

•
Outdoor Products, which generated 50% of our external sales in fiscal 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated 50% of our external sales in fiscal 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Walmart accounted for approximately 13%, 12%, and 10% of our total fiscal 2018, 2017, and 2016 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal 2018, 2017, and 2016.
Our sales to foreign customers were $535,170, $510,401, and $347,520 in fiscal 2018, 2017, and 2016, respectively. During fiscal 2018, approximately 32% of these sales were in Shooting Sports and 68% were in Outdoor Products. Sales to no individual country outside the United States accounted for more than 5% of our sales in fiscal 2018, 2017, and 2016.
The following summarizes our results by segment:

	Year ended March 31, 2018
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$1,149,106	$1,159,357	$—	$2,308,463
Capital expenditures	21,130	36,931	6,025	64,086
Depreciation	24,510	24,827	5,753	55,090
Amortization of intangible assets	27,712	6,957	—	34,669
Gross profit	287,110	234,381	(529)	520,962

	Year ended March 31, 2017
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$1,170,634	$1,376,258	$—	$2,546,892
Capital expenditures	23,692	51,098	14,414	89,204
Depreciation	27,581	25,067	1,509	54,157
Amortization of intangible assets	32,666	6,956	—	39,622
Gross profit	292,967	377,466	(1,247)	669,186

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year ended March 31, 2016
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$861,761	$1,408,973	$—	$2,270,734
Capital expenditures	10,904	24,397	9,515	44,816
Depreciation	11,181	27,772	—	38,953
Amortization of intangible assets	26,761	6,900	—	33,661
Gross profit	242,817	376,957	(329)	619,445
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $5,612, $5,576, and $3,181 for fiscal 2018, 2017, and 2016, respectively. The capital expenditures above include amounts that were not paid as of March 31, 2018.
18. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2018 Quarter Ended
	July 2,	October 1,	December 31,	March 31,
Sales, net	$568,749	$587,283	$581,204	$571,227
Gross profit	146,558	138,977	126,105	109,322
Net income (loss)	16,652	(114,705)	53,743	(15,922)
Earnings (loss) per common share:
Basic	$0.29	$(2.01)	$0.94	$(0.28)
Diluted	$0.29	$(2.01)	$0.94	$(0.28)

	Fiscal 2017 Quarter Ended
	July 3,	October 2,	January 1,	March 31,
Sales, net	$630,269	$684,312	$653,558	$578,753
Gross profit	171,377	185,409	168,606	143,794
Net income (loss)	29,124	73,224	(377,659)	857
Earnings (loss) per common share:
Basic	$0.48	$1.23	$(6.48)	$0.02
Diluted	$0.48	$1.22	$(6.44)	$0.02

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

19. Subsequent Events
During fiscal 2018, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our Credit Agreement with an asset-based loan ("ABL") and a new term loan. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing by the end of our second fiscal quarter. In order to allow us sufficient time to execute the refinancing, we received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ended March 31, 2018 and, in May 2018, we executed an amendment to the Credit Agreement to amend, among other things, certain financial covenants during our fiscal 2019. This amendment provides the following maximum ratios as defined in the Credit Agreement:

	Maximum leverage ratios per the Credit Agreement
	Q1 FY19	Q2 FY19	Q3 FY19	Q4 FY19
Consolidated Leverage Ratio	7.25	8.25	8.00	6.75
Consolidated Senior Secured Leverage Ratio	5.00	5.50	5.25	4.50

The May 2018 amendment also provides that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) must be greater than 2.00 to 1.00 through the fiscal quarter ended December 31, 2018, and 2.50 to 1.00 for the quarter ended March 31, 2019. In addition, the May 2018 amendment reduces the Revolving Credit Facility from $400,000 to $200,000, amends the borrowing rates under the Revolving Credit Facility and Term A Loan and the fee for unused commitments under the Revolving Credit Facility, all of which vary depending on our Consolidated Leverage Ratio, and further restricts our ability to enter into certain transactions. Debt issuance costs related to the May 2018 amendment of approximately $2,800 will be amortized over the term of the amendment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, Vista Outdoor designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of Vista Outdoor's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors Vista Outdoor's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2018.

Our internal control over financial reporting as of March 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Christopher T. Metz
Chief Executive Officer

/s/ Miguel A. Lopez
Chief Financial Officer
May 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vista Outdoor Inc.

We have audited the internal control over financial reporting of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31 2018, of the Company and our report dated May 17, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
May 17, 2018

ITEM 9B.    OTHER INFORMATION
Because this Annual Report on Form 10-K is being filed within four business days from the date of the earliest reportable event, the information appearing in this Item 9B is intended to satisfy the Company’s disclosure obligation under Item 1.01 of Form 8-K.

Entry into a Material Definitive Agreement

On May 14, 2018, the Company entered into the Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of April 1, 2016, as amended as of May 9, 2017 (the “Credit Agreement”), among Vista Outdoor, the lenders party thereto and Bank of America, N.A., as administrative agent.

Pursuant to the Amendment, among other things, certain specified financial covenants (consisting of a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio) were amended. The Amendment provides that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) must not be less than the following levels on the last day of any fiscal quarter for the following periods: (i) for the fiscal quarters ending on June 29, 2018, September 28, 2018, and December 31, 2018, 2.00 to 1.00; (ii) for the fiscal quarter ending on March 29, 2019, 2.50 to 1.00; and (iii) for the fiscal quarter ending on June 28, 2019 and thereafter, 3.00 to 1.00. The Amendment also provides that the Consolidated Leverage Ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) for the fiscal quarter ending on June 29, 2018, 7.25:1.00; (ii) for the fiscal quarter ending on September 28, 2018, 8.25 to 1.00; (iii) for the fiscal quarter ending on December 31, 2018, 8.00 to 1.00; (iv) for the fiscal quarter ending on March 29, 2019, 6.75 to 1.00; (v) for the fiscal quarters ending on June 28, 2019, September 30, 2019, and December 29, 2019, 4.25 to 1.00; and (vi) for the fiscal quarter ending on March 31, 2020 and thereafter, 4.00 to 1.00. The Amendment also provides that the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) must not exceed the following levels on the last day of any fiscal quarter for the following periods: (i) for the fiscal quarter ending on June 29, 2018, 5.00 to 1.00; (ii) for the fiscal quarter ending on September 28, 2018, 5.50 to 1.00; (iii) for the fiscal quarter ending on December 31, 2018, 5.25 to 1.00; (iv) for the fiscal quarter ending on March 29, 2019, 4.50 to 1.00; and (v) for the fiscal quarter ending on June 28, 2019 and thereafter, 3.00 to 1.00. Vista Outdoor may provide notice to the Administrative Agent at any time prior to March 29, 2019 that it elects to revert to the financial covenant levels in effect under the Credit Agreement prior to giving effect to the Amendment. If Vista Outdoor makes such an election, it will not be required to pay any remaining fees payable to the lenders in connection with their entry into the Amendment.

In addition, the rate at which borrowings under the Revolving Credit Facility and Term A Facility (each as defined in the Credit Agreement) bear interest was increased to either a base rate plus a margin of 2.25% or a Eurodollar rate plus a margin of 3.25% per annum, which margins will fluctuate on a quarterly basis between 1.25% and 4.50%, in the case of base rate loans, and 2.25% and 5.50%, in the case of Eurodollar rate loans, in each case based on Vista Outdoor’s Consolidated Leverage Ratio. The amendment also increased the commitment fee payable by Vista Outdoor in respect of unused commitments under the Revolving Credit Facility, if any, to 0.50% per annum, which fee will fluctuate on a quarterly basis between 0.35% and 0.75% based on Vista Outdoor’s Consolidated Leverage Ratio.

The Amendment also, among other things, (1) reduces the size of the Revolving Credit Facility from $400,000,000 to $200,000,000 and reduces the Letter of Credit Sublimit (as defined in the Credit Agreement) from $100,000,000 to $60,000,000; (2) removes the ability for Vista Outdoor to incur incremental debt under the Credit Agreement; (3) modifies certain negative covenants to impose certain additional limitations on Vista Outdoor’s ability to make investments or restricted payments or incur indebtedness; (4) adds new mandatory prepayment provisions, which require the net proceeds of any indebtedness incurred based on the subordinated and unsecured ratio indebtedness baskets to be used to pay down loans under the Term A Facility, and require Vista Outdoor to prepay loans under the Revolving Credit Facility at any time when the amount of cash and cash equivalents held by Vista Outdoor or its subsidiaries exceeds $37.5 million for more than three business days, subject to certain exceptions; (5) adds customary provisions for the replacement of the Eurodollar rate; (6) restricts cash netting in connection with the calculation of certain ratios under the Credit Agreement to a maximum of $37.5 million; and (7) requires Vista Outdoor to demonstrate pro forma compliance with the financial covenants on the date of any borrowing under the Revolving Credit Facility.

The foregoing description of the Amendment is qualified in its entirety by reference to the actual terms of the Amendment. A copy of the Amendment is attached hereto as Exhibit 10.3, and is incorporated by reference herein.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal 2018 (the "2018 Proxy Statement"). Information regarding our executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information regarding our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2018 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Code of Business Ethics in the 2018 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee in the 2018 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Named Executive Officer Compensation in the 2018 Proxy Statement.
Information regarding the compensation of our directors is incorporated by reference from the section entitled Director Compensation in the 2018 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2018 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2018 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions in the 2018 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Director Independence in the 2018 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2018 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated Financial Statements included in Item 8 of Part II
2.     Financial Statement Schedules
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

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1	*
Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (Exhibit 2.1 to Vista Outdoor Inc.’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on August 13, 2014).

2.2	*+
Transition Services Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.3	*+
Ammunition Products Supply Agreement, dated as of February 9, 2015, among Alliant Techsystems Operations LLC and Federal Cartridge Company (Exhibit 2.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.4	*+
Powder Products Supply Agreement, dated as of February 9, 2015, among Alliant Techsystems Operations LLC and Federal Cartridge Company (Exhibit 2.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.5	*+
Tax Matters Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

3.1	*
Amended and Restated Certificate of Incorporation of Vista Outdoor Inc. (Exhibit 3.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

3.2	*	Amended and Restated Bylaws of Vista Outdoor Inc. (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).
4.1	*	Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
4.2	*
Indenture, dated as of August 11, 2015, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

4.3	*
Supplemental Indenture, dated as of August 11, 2015, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

4.4	*
Second Supplemental Indenture, dated as of August 9, 2016, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 11, 2016).

4.5	*
Third Supplemental Indenture, dated as of December 2, 2016, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and U.S. Bank National Association, as trustee (Exhibit 4.6 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2017).

4.6	*
Form of 5.875% Senior Note due 2023 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2015).

10.1	*
Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of April 1, 2016 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2016).

10.2	*
First Amendment to Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of May 9, 2017 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2017).

10.3		Second Amendment to Credit Agreement, dated as of May 14, 2018, among Vista Outdoor Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10.4	*
Guarantee Supplement to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated November 30, 2016 among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2017).

10.5	*
Limited Waiver and Consent to Amended and Restated Credit Agreement, dated as of February 7, 2018, among Vista Outdoor Inc., Bank of America, N.A. and the other parties thereto (Exhibit 10.4 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018).

10.6	*
Addendum 6 to Ammunition Products Supply Agreement, dated as of May 5, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC (Exhibit 10.2 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2017).

10.7	*
Addendum 7 to Ammunition Products Supply Agreement, dated as of May 18, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC (Exhibit 10.3 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2017).

10.8	*
Ammunition Supply Agreement, dated as of May 5, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC (Exhibit 10.4 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2017).

10.9	*#	Offer Letter between Vista Outdoor Inc. and Christopher Metz (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2017).
10.10	*#	Offer Letter between Vista Outdoor Inc. and Mick Lopez (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2018).
10.11	*#
Employment Agreement, dated as of December 18, 2014 between Vista Outdoor Inc. and Mark W. DeYoung. (Exhibit 10.3 to Vista Outdoor Inc.’s Amended Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 16, 2015).

10.12	*#
Waiver and General Release Agreement, dated as of July 10, 2017 between Vista Outdoor Inc. and Mark W. DeYoung (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2017).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.13	*#	Offer Letter between Vista Outdoor Inc. and Stephen M. Nolan (Exhibit 10.3 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).
10.14	*#	Offer Letter between Vista Outdoor Inc. and Scott D. Chaplin (Exhibit 10.4 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).
10.15	*#	Award Letter between Vista Outdoor Inc. and Scott Chaplin (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2018).
10.16	*#	Offer Letter between Vista Outdoor Inc. and David D. Allen (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2017).
10.17	*#	Offer Letter between Vista Outdoor Inc. and Robert J. Keller (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2016).
10.18	*#	Offer Letter between Vista Outdoor Inc. and David Allen (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2017).
10.19	*#
Award Letter between Vista Outdoor Inc. and Anneliese Rodrigues (Exhibit 10.3 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018).

10.20	*#	Vista Outdoor Inc. Executive Officer Incentive Plan. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.21	*#
Vista Outdoor Inc. Income Security Plan, as Amended and Restated Effective August 10, 2015 (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2015).

10.22	*#	Vista Outdoor Inc. Executive Severance Plan. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.23	*#
Vista Outdoor Inc. Defined Benefit Supplemental Executive Retirement Plan. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.24	*#
Vista Outdoor Inc. Defined Contribution Supplemental Executive Retirement Plan. (Exhibit 10.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.25	*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal years ended March 31, 2012 and March 31, 2013. (Exhibit 10.6 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.26	*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal year ended March 31, 2014. (Exhibit 10.7 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.27	*#
Form of Amendment to ATK Non-Qualified Stock Option Award Agreement. (Exhibit 10.8 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.28	*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2013-2015 Performance Period. (Exhibit 10.9 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.29	*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period. (Exhibit 10.10 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.30	*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period. (Exhibit 10.11 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.31	*#
Form of Amendment to ATK Performance Growth Award Agreement (Officers or Employees of Vista Outdoor Inc. (other than CEO, CFO and General Counsel) or Former Employees Who Were Employed in ATK’s Sporting Group). (Exhibit 10.12 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.32	*#
Form of Amendment to ATK Performance Growth Award Agreement (ATK Corporate Executive Officers to be Employed by Vista Outdoor Inc.) (Exhibit 10.13 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.33	*#
Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan. (Exhibit 10.14 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.34	*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the fiscal year ended March 31, 2014. (Exhibit 10.15 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.35	*#	Form of Amendment to ATK Restricted Stock Award Agreement. (Exhibit 10.16 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.36	*#
Form of Vista Outdoor Inc. Restricted Stock Unit Award Agreement. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.37	*#	Form of Vista Outdoor Inc. Performance Growth Award Agreement. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.38	*#	Form of Vista Outdoor Inc. Restricted Stock Award Agreement. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.39	*#
Form of Vista Outdoor Inc. Non-Qualified Stock Option Award Agreement. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.40	*#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.26 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.41	*#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Award Agreement (Exhibit 10.27 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.42	*#
Form of Vista Outdoor Inc. Non-Employee Director Deferred Stock Unit Award Agreement (Exhibit 10.28 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.43	*#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).
10.44	*#
Vista Outdoor Inc. Nonqualified Deferred Compensation Plan. (Exhibit 4.4 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).

10.45	*#	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).

12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant as of March 31, 2018.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Vista Outdoor agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that Vista Outdoor may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

# Indicates a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA OUTDOOR INC.
Date: May 17, 2018	By:	/s/ Miguel A. Lopez
		Name:	Miguel A. Lopez
		Title:	Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 17, 2018.

Signature	Title

/s/ Christopher T. Metz
Christopher T. Metz	Chief Executive Officer (principal executive officer)
/s/ Miguel A. Lopez
Miguel A. Lopez	Chief Financial Officer (principal financial officer)
/s/ Kenneth B. Bement
Kenneth B. Bement	Vice President and Controller (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Chairman of the Board of Directors and Director
/s/ April H. Foley
April H. Foley	Director
/s/ Tig H. Krekel
Tig H. Krekel	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director