Form 10-Q
period 2018-07-01
Vista Outdoor Inc.
filed 2018-08-09
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2018, there were 57,528,344 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	July 1, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$63,360	$22,870
Net receivables	395,644	421,763
Net inventories	413,224	382,278
Income tax receivable	4,390	3,379
Assets held for sale	154,031	200,440
Other current assets	21,613	27,962
Total current assets	1,052,262	1,058,692
Net property, plant, and equipment	270,325	277,207
Goodwill	657,399	657,536
Net intangible assets	585,281	592,279
Deferred charges and other non-current assets	26,157	29,122
Total assets	$2,591,424	$2,614,836
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$32,000
Accounts payable	164,016	114,549
Accrued compensation	26,857	36,346
Federal excise tax	22,572	22,701
Liabilities held for sale	48,087	42,177
Other current liabilities	110,316	97,447
Total current liabilities	403,848	345,220
Long-term debt	848,908	883,399
Deferred income tax liabilities	62,815	66,196
Accrued pension and postemployment benefits	37,375	38,196
Other long-term liabilities	64,541	64,335
Total liabilities	1,417,487	1,397,346
Commitments and contingencies (Notes 11 and 14)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,521,905 shares as of July 1, 2018 and 57,431,299 shares as of March 31, 2018	575	574
Additional paid-in capital	1,758,682	1,746,182
Accumulated deficit	(208,874)	(156,526)
Accumulated other comprehensive loss	(110,759)	(104,296)
Common stock in treasury, at cost — 6,442,534 shares held as of July 1, 2018 and 6,533,140 shares held as of March 31, 2018	(265,687)	(268,444)
Total stockholders' equity	1,173,937	1,217,490
Total liabilities and stockholders' equity	$2,591,424	$2,614,836
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended
(Amounts in thousands except per share data)	July 1, 2018	July 2, 2017
Sales, net	$528,836	$568,749
Cost of sales	415,498	422,191
Gross profit	113,338	146,558
Operating expenses:
Research and development	6,968	7,791
Selling, general, and administrative	101,054	99,426
Impairment of held-for-sale assets (Note 5)	44,921	—
Income (loss) before interest and income taxes	(39,605)	39,341
Interest expense, net	(13,472)	(12,393)
Income (loss) before income taxes	(53,077)	26,948
Income tax provision (benefit)	(729)	10,296
Net income (loss)	$(52,348)	$16,652
Earnings (loss) per common share:
Basic	$(0.91)	$0.29
Diluted	$(0.91)	$0.29
Weighted-average number of common shares outstanding:
Basic	57,454	56,916
Diluted	57,454	56,957

Net income (loss) (from above)	$(52,348)	$16,652
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $19 and $163, respectively.	(60)	(274)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(171) and $(666), respectively.	543	1,122
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $0 and $2,154, respectively.	—	(3,628)
Change in derivatives, net of tax expense of $(63) and $(14), respectively.	200	23
Change in cumulative translation adjustment.	(7,146)	8,571
Total other comprehensive income (loss)	(6,463)	5,814
Comprehensive income (loss)	$(58,811)	$22,466

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter ended
(Amounts in thousands)	July 1, 2018	July 2, 2017
Operating Activities:
Net income (loss)	$(52,348)	$16,652
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	14,139	13,552
Amortization of intangible assets	6,842	9,110
Impairment of held-for-sale assets (Note 5)	44,921	—
Amortization of deferred financing costs	1,268	728
Deferred income taxes	(3,302)	2
(Gain) loss on disposal of property, plant, and equipment	(50)	77
Stock-based compensation	2,368	3,357
Changes in assets and liabilities:
Net receivables	26,935	(2,323)
Net inventories	(36,620)	17,550
Accounts payable	55,945	(20,953)
Accrued compensation	(9,555)	(178)
Accrued income taxes	(617)	8,423
Federal excise tax	(52)	(4,036)
Pension and other postretirement benefits	(184)	(4,841)
Other assets and liabilities	24,482	4,170
Cash provided by operating activities	74,172	41,290
Investing Activities:
Capital expenditures	(9,949)	(16,430)
Proceeds from the disposition of property, plant, and equipment	65	13
Cash used for investing activities	(9,884)	(16,417)
Financing Activities:
Borrowings on line of credit	40,000	145,000
Payments made on line of credit	(40,000)	(150,000)
Settlement from former parent	13,047	—
Payments made on long-term debt	(33,000)	(8,000)
Payments made for debt issuance costs	(2,759)	(1,805)
Shares withheld for payroll taxes	(830)	(2,381)
Proceeds from employee stock compensation plans	—	298
Cash used for financing activities	(23,542)	(16,888)
Effect of foreign exchange rate fluctuations on cash	(256)	490
Increase in cash and cash equivalents	40,490	8,475
Cash and cash equivalents at beginning of period	22,870	45,075
Cash and cash equivalents at end of period	$63,360	$53,550

Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$2,613	$5,598

  See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive income (loss)	—	—	—	16,652	5,814	—	22,466
Exercise of stock options	18,476	—	(465)	—	—	763	298
Restricted stock grants net of forfeitures	(16,286)	—	(89)	—	—	(357)	(446)
Share-based compensation	—	—	3,357	—	—	—	3,357
Restricted stock vested and shares withheld	6,827	—	(423)	—	—	177	(246)
Employee stock purchase plan	6,510	—	(130)	—	—	269	139
Other	688	(1)	(34)	—	—	35	—
Balance, July 2, 2017	57,030,534	$570	$1,755,119	$(91,381)	$(107,178)	$(286,497)	$1,270,633

Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive income (loss)	—	—	—	(52,348)	(6,463)	—	(58,811)
Share-based compensation	—	—	2,380	—	—	(12)	2,368
Restricted stock vested and shares withheld	24,430	—	(1,755)	—	—	1,486	(269)
Employee stock purchase plan	7,241	—	(192)	—	—	299	107
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	58,935	1	(980)	—	—	984	5
Balance, July 1, 2018	57,521,905	$575	$1,758,682	$(208,874)	$(110,759)	$(265,687)	$1,173,937
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter ended July 1, 2018
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Farmington, Utah and has manufacturing operations and facilities in 18 locations in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2018 (“fiscal 2018”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for fiscal 2018. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of July 1, 2018 and March 31, 2018, our results of operations for the quarters ended July 1, 2018 and July 2, 2017, and our cash flows for the quarters ended July 1, 2018 and July 2, 2017.

New Accounting Pronouncements—Effective April 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. We adopted this standard effective April 1, 2018 using the modified retrospective transition method. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 3, Revenue Recognition, for our enhanced disclosures about revenue in accordance with the new standard.

On February 25, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. Although we expect adoption of the standard to materially increase the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our financial statements.

Other than the standards noted above and in our fiscal 2018 financial statements, there are no other new accounting pronouncements that are expected to have a significant impact on our condensed consolidated financial statements.

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
Contingent consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, approximately $10,000 of the purchase price is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is to be paid in three equal installments as each milestone is achieved. The growth milestones for the first year were met and, therefore, we paid $3,371 during the quarter ended December 31, 2017.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	July 1, 2018		March 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$334,075	$350,000	$328,248
Variable-rate debt	543,000	543,000	576,000	576,000

3. Revenue Recognition

The following tables disaggregate our net sales by major category for the quarters ended July 1, 2018 and July 2, 2017:

	Quarter ended July 1, 2018			Quarter ended July 2, 2017
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$217,122	$217,122	$—	$240,926	$240,926
Firearms	—	40,934	40,934	—	37,840	37,840
Hunting and Shooting Accessories	103,688	—	103,688	115,842	—	115,842
Action Sports	71,708	—	71,708	76,477	—	76,477
Outdoor Recreation	63,113	—	63,113	64,659	—	64,659
Eyewear	32,271	—	32,271	33,005	—	33,005
Total	$270,780	$258,056	$528,836	$289,983	$278,766	$568,749

Geographic Region
United States	$196,649	$231,894	$428,543	$209,006	$249,445	$458,451
Rest of the World	74,131	26,162	100,293	80,977	29,321	110,298
Total	$270,780	$258,056	$528,836	$289,983	$278,766	$568,749

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Effective April 1, 2018, we implemented Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The standard did not have a material effect on our financial statements.
The vast majority of our revenues are from the sale of consumer products in the outdoor recreation and shooting sports markets. Our customers consist primarily of retailers and distributors, as well as government, law enforcement, and military professionals. We also sell some of our products online directly to consumers. Our top customer is Walmart, representing 14% and 15% of our sales for the quarters ended July 1, 2018 and July 2, 2017, respectively. No other single customer contributed 10% or more of our sales for the quarters ended July 1, 2018 and July 2, 2017.
Typically, our contracts require customers to pay within 30-60 days of product delivery with a discount available to some customers for early payment. In some cases, we offer extended payment terms to customers. However, we do not consider these extended payment terms to be a significant financing component of the contract because the payment terms are less than a year.
We recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title, and the transfer of the significant risks and rewards of ownership of the product.
In limited circumstances, our contract with a customer may have shipping terms that indicate a transfer of control of the products upon their arrival at the destination rather than upon shipment. In those cases, we recognize revenue only when the product reaches the customer destination, which may require us to estimate the timing of transfer of control based on the expected delivery date. In all cases, however, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future.
Incentives in the form of cash paid to the customer (or a reduction of a customer cash payment to us) typically are recognized as a reduction of sales unless the incentive is for a distinct benefit that we receive from the customer (e.g., advertising or marketing).
We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments. Our warranty periods typically range from one year to the lifetime of the product. The costs of such product warranties are recognized upon delivery of the product at the time the sale is recorded, and are estimated based on our past experience.

We pay commissions to some of our employees based on agreed-upon sales targets. We recognize the incremental costs of obtaining a contract as an expense when incurred because our sales contracts with commissions are a year or less.

We did not recognize any revenue in the reporting period from performance obligations satisfied (or partially satisfied) in previous reporting periods.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

In computing EPS for the quarters ended July 1, 2018 and July 2, 2017, earnings, as reported for each respective period, is divided by the number of shares below:

	Quarter ended
	July 1, 2018	July 2, 2017
Net income (loss)	$(52,348)	$16,652
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,454	56,916
Dilutive effect of stock-based awards (1)	—	41
Diluted EPS shares outstanding	57,454	56,957
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	481	358
Earnings (loss) per common share:
Basic	$(0.91)	$0.29
Diluted	$(0.91)	$0.29
(1) Due to the loss from continuing operations in the quarter ended July 1, 2018, there are no common shares added to calculate dilutive EPS for that quarter because the effect would be antidilutive.

5. Assets and Liabilities Held for Sale
In November 2017, we announced our intention to sell our eyewear business consisting of the Bollé, Serengeti, and Cébé brands, which are part of our Outdoor Products segment. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy. As of March 31, 2018, we had received multiple bids for the eyewear business with a wide range of potential purchase prices. When we performed our required held-for-sale impairment analysis for the quarter ended March 31, 2018, the fair value estimates at the time exceeded the eyewear book value. Negotiations progressed throughout the quarter ended July 1, 2018 and the range of estimated values narrowed. On July 9, 2018, we announced that we entered into a definitive agreement to sell the legal entities operating the Bollé, Cébé, and Serengeti brands to an entity controlled by a European private equity fund. The gross proceeds from the divestiture are expected to be approximately $158,000, subject to net working capital adjustments and transaction costs. The sale of these legal entities is expected to be completed in the quarter ended September 30, 2018. During the quarter ended July 1, 2018, we recognized an impairment of $44,921 related to an expected loss on the sale of our held-for-sale assets. The loss is attributable primarily to cumulative foreign currency translation adjustments for these entities that will be reclassified to earnings upon sale of the entities.
The operating results of this business do not qualify for reporting as discontinued operations. For the quarters ended July 1, 2018 and July 2, 2017, the earnings before taxes for this business were approximately $5,393 and $1,977, respectively. The earnings before taxes above include $0 and $2,093 of total depreciation and amortization expense for the quarters ended July 1, 2018 and July 2, 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The following table presents information related to the assets and liabilities of the business that were classified as held for sale at July 1, 2018:

(Amounts in thousands)	July 1, 2018
Assets
Net receivables	$23,245
Net inventories	33,682
Other current assets	2,309
Net property, plant, and equipment	3,877
Goodwill	61,599
Net intangible assets	74,240
Total assets held for sale	$198,952

Liabilities
Accounts payable	$12,202
Accrued compensation	2,284
Deferred tax liabilities	18,506
Other accrued liabilities	15,095
Total liabilities held for sale	$48,087

Total net assets held for sale	$150,865
The following table presents the calculation of our expected loss on sale as of July 1, 2018:

(Amounts in thousands)	July 1, 2018
Total net assets held for sale	$150,865
Currency translation adjustment attributable to eyewear business	35,853
Total net assets including currency translation adjustment	186,718
Proceeds from sale, net of expected transaction costs and net working capital adjustments	(141,797)
Impairment of held-for-sale assets	$44,921

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The following table presents the reconciliation of the eyewear gross held-for-sale assets above to our consolidated balance sheet as of July 1, 2018:

(Amounts in thousands)	July 1, 2018
Total assets held for sale	$198,952
Impairment of held-for-sale assets	(44,921)
Adjusted assets held for sale	$154,031

6. Receivables
Net receivables are summarized as follows:

	July 1, 2018	March 31, 2018
Trade receivables	$410,269	$453,939
Other receivables	3,835	4,017
Less: allowance for doubtful accounts and discounts	(18,460)	(36,193)
Net receivables	$395,644	$421,763
As of July 1, 2018 and March 31, 2018, Walmart represented 17% and 14%, respectively, of the total trade receivables balance. No other customer represented more than 10% of our total trade receivables balance as of July 1, 2018 and March 31, 2018.
7. Inventories
Net inventories consist of the following:

	July 1, 2018	March 31, 2018
Raw materials	$107,546	$88,588
Work in process	42,385	40,812
Finished goods	263,293	252,878
Net inventories	$413,224	$382,278

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $22,923 and $24,040 as of July 1, 2018 and March 31, 2018, respectively.

8. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	July 1, 2018	March 31, 2018
Pension and other postretirement benefits	$(66,173)	$(66,656)
Derivatives	2,104	1,904
Cumulative translation adjustment	(46,690)	(39,544)
Total AOCL	$(110,759)	$(104,296)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended July 1, 2018
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$1,904	$(66,656)	$(39,544)	$(104,296)
Net actuarial losses reclassified from AOCL (1)	—	543	—	543
Prior service costs reclassified from AOCL (1)	—	(60)	—	(60)
Net increase in fair value of derivatives	200	—	—	200
Net change in cumulative translation adjustment	—	—	(7,146)	(7,146)
Ending balance in AOCL	$2,104	$(66,173)	$(46,690)	$(110,759)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended July 2, 2017
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$—	$(56,929)	$(56,063)	$(112,992)
Net actuarial losses reclassified from AOCL (1)	—	1,122	—	1,122
Prior service costs reclassified from AOCL (1)	—	(274)	—	(274)
Valuation adjustment for pension and postretirement benefit plans (2)	—	(3,628)	—	(3,628)
Net increase in fair value of derivatives	23	—	—	23
Net change in cumulative translation adjustment	—	—	8,571	8,571
Ending balance in AOCL	$23	$(59,709)	$(47,492)	$(107,178)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	See Note 12, Employee Benefit Plans, for a description of the pension curtailment gain recognized in the quarter ended July 2, 2017.

9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2018	$452,627	$204,909	$657,536
Effect of foreign currency exchange rates	—	(137)	(137)
Balance, July 1, 2018	$452,627	$204,772	$657,399
The goodwill recorded within the Outdoor Products segment is presented net of $545,106 of accumulated impairment losses, of which $401,706 was recorded prior to fiscal 2018 and $143,400 was recorded in fiscal 2018. The goodwill recorded within the Shooting Sports segment is presented net of $41,020 of accumulated impairment losses, which were recorded in fiscal 2015. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments, due to the significance of unobservable inputs developed using company-specific information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Net intangible assets other than goodwill consisted of the following:

	July 1, 2018			March 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$62,657	$(13,196)	$49,461	$62,657	$(11,993)	$50,664
Patented technology	16,466	(8,376)	8,090	16,466	(8,157)	8,309
Customer relationships and other	318,368	(96,561)	221,807	318,476	(91,093)	227,383
Total	397,491	(118,133)	279,358	397,599	(111,243)	286,356
Non-amortizing trade names	305,923	—	305,923	305,923	—	305,923
Net intangible assets	$703,414	$(118,133)	$585,281	$703,522	$(111,243)	$592,279

The amortizable assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.2 years. The amount of amortizing tradename and technology intangible assets for the Outdoor Products segment is presented net of a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products segment is presented net of $8,920 and $34,230 of impairment losses recorded in fiscal 2018 and fiscal 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015. Amortization expense for the quarters ended July 1, 2018 and July 2, 2017 was $6,842 and $9,110, respectively.

As of July 1, 2018, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2019	$20,538
Fiscal 2020	26,553
Fiscal 2021	26,537
Fiscal 2022	26,529
Fiscal 2023	26,414
Thereafter	152,787
Total	$279,358

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

10. Other Current and Non-Current Liabilities

Other current and non-current liabilities consisted of the following:

	July 1, 2018	March 31, 2018
Other current liabilities:
Accrual for in-transit inventory	$31,397	$29,200
Rebate accrual	18,056	14,827
Other	60,863	53,420
Total other current liabilities	$110,316	$97,447

Other non-current liabilities:
Non-current portion of accrued income tax liability	$35,092	$34,716
Other	29,449	29,619
Total other non-current liabilities	$64,541	$64,335
We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon our past experience. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2018	$10,247
Payments made	(654)
Warranties issued	927
Changes related to preexisting warranties	(622)
Balance, July 1, 2018	$9,898
11. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	July 1, 2018	March 31, 2018
Credit Agreement:
Term Loan	$543,000	$576,000
Revolving Credit Facility	—	—
Total principal amount of Credit Agreement	543,000	576,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	893,000	926,000
Less: unamortized deferred financing costs	(12,092)	(10,601)
Carrying amount of long-term debt	880,908	915,399
Less: current portion	(32,000)	(32,000)
Carrying amount of long-term debt, excluding current portion	$848,908	$883,399

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Credit Agreement—On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which replaced our 2014 Credit Agreement. The Credit Agreement is comprised of a Term A Loan of $640,000 and a $200,000 Revolving Credit Facility, both of which mature on April 1, 2021. The Term A Loan is subject to quarterly principal payments of $8,000, with the remaining balance due on April 1, 2021. During the quarter ended July 1, 2018, we repaid an additional $25,000 of the Term A Loan. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of July 1, 2018, the base rate margin was 2.25% and the Eurodollar margin was 3.25%. The weighted average interest rate for our borrowings under the Credit Agreement as of July 1, 2018 was 5.34%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.50%. As of July 1, 2018, we had no borrowings against our $200,000 Revolving Credit Facility and had outstanding letters of credit of $23,288, which reduced amounts available on the Revolving Credit Facility to $176,712. Debt issuance costs of approximately $14,000 are being amortized over the term of the Credit Agreement.

During fiscal 2018, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our Credit Agreement with an asset-based loan ("ABL") and a new term loan. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing by the end of our second fiscal quarter. In order to allow us sufficient time to execute the refinancing, we received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ended March 31, 2018 and, in May 2018, we executed an amendment to the Credit Agreement to amend, among other things, certain financial covenants during our fiscal 2019 (the "May 2018 Amendment"). The May 2018 Amendment provides for the following maximum ratios as defined in the Credit Agreement:

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

5.875% Notes—In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.875% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,300 are being amortized to interest expense over 8 years, the term of the notes.

The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of July 1, 2018, we were in compliance with the covenants of both debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future, or complete a refinancing of our Credit Agreement mentioned above, because of various risks and uncertainties some of which may be beyond our control.

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

Interest rate swaps—During the quarter ended July 2, 2017, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of July 1, 2018, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$864	1.519%	2.094%	June 2019
Non-amortizing swap	100,000	1,909	1.629%	2.094%	June 2020

The amount to be paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees, for the quarters ended July 1, 2018 and July 2, 2017 totaled $7,073 and $16,197, respectively.

12. Employee Benefit Plans
During the quarter ended July 1, 2018, we recognized an aggregate net benefit for employee defined benefit plans of $186 compared to a net benefit of $4,352 during the quarter ended July 2, 2017. The decrease was primarily due to the pension curtailment recognized in the quarter ended July 2, 2017, as discussed below.
Employer contributions and distributions—During the quarter ended July 1, 2018, there were no required contributions to the pension trust, and we made no contributions to our other postretirement benefit plans, and no distributions to retirees under the non-qualified supplemental executive retirement plan. During the quarter ended July 2, 2017, we contributed $1,600 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made no distributions to retirees under the non-qualified supplemental executive retirement plan. During the remainder of fiscal 2019, we do not expect to make additional contributions to the pension trust, to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

13. Income Taxes

Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for the current year and on estimated effective annual income tax rate for the prior year.

The income tax provisions for the quarters ended July 1, 2018 and July 2, 2017 represent effective tax rates of 1.4% and 38.2%, respectively. The decrease in the rate from the prior year quarter is primarily caused by an impairment of held-for-sale assets and the income tax effects of The Tax Cuts and Jobs Act (the "Tax Legislation") including the decrease in the federal statutory tax rate, repeal of the domestic manufacturing deduction, and the implementation of a territorial tax system. The effective tax rate for the quarter ended July 1, 2018 was lower than the statutory rate primarily because of the loss in the first quarter, which caused the unfavorable tax adjustments to decrease the rate. The effective tax rate for the quarter ended July 2, 2017 was higher than the statutory rate, primarily because of state tax expense and unfavorable tax adjustments, partially offset by the domestic manufacturing deduction and tax credits.
On December 22, 2017, Tax Legislation was enacted in the United States. The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
We estimate the impact of the Tax Legislation, based on currently available information and interpretations of the law, to be a benefit to us of approximately $48 million, which was included in our prior period tax benefit. The majority of the tax benefit was due to remeasurement of the U.S. deferred tax liabilities at lower enacted corporate tax rates, which did not have a cash impact on the prior quarter. The actual impact of the Tax Legislation may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the Tax Legislation.

On February 9, 2015, we entered into a Tax Matters Agreement with Orbital ATK that governs the respective rights, responsibilities and obligations of Vista Outdoor and Orbital ATK following the distribution of all of the shares of our common stock on a pro rata basis to the holders of Alliant Techsystems Inc. common stock (the “Spin-Off”) with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with Orbital ATK to the IRS for the consolidated U.S. federal income taxes of the Orbital ATK consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and Orbital ATK agrees to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is determined not to be tax-free. Though valid between the parties, the Tax Matters Agreement is not binding on the IRS.

The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off was settled on June 15, 2018. Orbital ATK paid Vista $13,047 to settle this matter, which was reflected as an adjustment to the distribution from Vista to Orbital ATK at the time of the Spin-Off.

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. Since the Spin-Off, we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2011. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return for the period that began after the Spin-Off (February 9, 2015) and ended on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $4,557 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,877.

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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $729 and $731 as of July 1, 2018 and March 31, 2018, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended July 1, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$498,173	$54,622	$(23,959)	$528,836
Cost of sales	—	404,551	34,442	(23,495)	415,498
Gross profit	—	93,622	20,180	(464)	113,338
Operating expenses:
Research and development	—	6,880	88	—	6,968
Selling, general, and administrative	—	88,447	12,607	—	101,054
Impairment of held-for-sale assets (Note 5)	—	44,921	—	—	44,921
Income (loss) before interest and income taxes	—	(46,626)	7,485	(464)	(39,605)
Equity in income of subsidiaries	(42,075)	4,771	—	37,304	—
Interest expense, net	(13,472)	—	—		(13,472)
Income (loss) before income taxes	(55,547)	(41,855)	7,485	36,840	(53,077)
Income tax provision (benefit)	(3,199)	220	2,360	(110)	(729)
Net income (loss)	$(52,348)	$(42,075)	$5,125	$36,950	$(52,348)
Other comprehensive income (loss), net of tax:
Net income (loss) (from above)	$(52,348)	$(42,075)	$5,125	$36,950	$(52,348)
Total other comprehensive income	(6,463)	(6,463)	(7,146)	13,609	(6,463)
Comprehensive income (loss)	$(58,811)	$(48,538)	$(2,021)	$50,559	$(58,811)

	Quarter ended July 2, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales, net	$—	$539,559	$50,697	$(21,507)	$568,749
Cost of sales	—	410,957	33,229	(21,995)	422,191
Gross profit	—	128,602	17,468	488	146,558
Operating expenses:
Research and development	—	7,791	—	—	7,791
Selling, general, and administrative	—	87,296	12,130	—	99,426
Income before interest and income taxes	—	33,515	5,338	488	39,341
Equity in income of subsidiaries	24,399	3,965	—	(28,364)	—
Interest expense, net	(12,393)	—	—	—	(12,393)
Income before income taxes	12,006	37,480	5,338	(27,876)	26,948
Income tax provision (benefit)	(4,646)	13,081	1,706	155	10,296
Net income	$16,652	$24,399	$3,632	$(28,031)	$16,652
Other comprehensive income, net of tax:
Net income (from above)	$16,652	$24,399	$3,632	$(28,031)	$16,652
Total other comprehensive income	5,814	5,814	8,571	(14,385)	5,814
Comprehensive income (loss)	$22,466	$30,213	$12,203	$(42,416)	$22,466

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(unaudited)

	July 1, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,440	$9,920	$—	$63,360
Net receivables	—	370,495	25,149	—	395,644
Due from affiliates, current	—	—	9,264	(9,264)	—
Net inventories	—	393,813	22,389	(2,978)	413,224
Income tax receivable	—	2,111	(1,014)	3,293	4,390
Assets held for sale	—	35,003	119,028	—	154,031
Other current assets	—	21,788	(175)	—	21,613
Total current assets	—	876,650	184,561	(8,949)	1,052,262
Net property, plant, and equipment	—	262,968	7,357	—	270,325
Investment in subsidiaries	2,262,625	144,882	—	(2,407,507)	—
Goodwill	—	652,266	5,133	—	657,399
Net intangible assets	—	577,732	7,549	—	585,281
Long-term due from affiliates	—	237,971	—	(237,971)	—
Deferred charges and other non-current assets	—	20,811	5,346	—	26,157
Total assets	$2,262,625	$2,773,280	$209,946	$(2,654,427)	$2,591,424
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	161,375	2,641	—	164,016
Due to affiliates, current	—	9,264	—	(9,264)	—
Accrued compensation	—	26,045	812	—	26,857
Federal excise tax	—	21,423	1,149	—	22,572
Liabilities held for sale	—	24,762	23,325	—	48,087
Other current liabilities	—	104,742	5,574	—	110,316
Total current liabilities	32,000	347,611	33,501	(9,264)	403,848
Long-term debt	848,908	—	—	—	848,908
Deferred income tax liabilities	—	60,945	(234)	2,104	62,815
Accrued pension and postemployment benefits	—	37,375	—	—	37,375
Long-term due to affiliates	207,780	—	30,191	(237,971)	—
Other long-term liabilities	—	63,645	896	—	64,541
Total liabilities	1,088,688	509,576	64,354	(245,131)	1,417,487
EQUITY
Total stockholders' equity	1,173,937	2,263,704	145,592	(2,409,296)	1,173,937
Total liabilities and stockholders' equity	$2,262,625	$2,773,280	$209,946	$(2,654,427)	$2,591,424

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(unaudited)

	March 31, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,359	$19,511	$—	$22,870
Net receivables	—	395,054	26,709	—	421,763
Due from affiliates, current	—	—	2,490	(2,490)	—
Net inventories	—	364,904	20,148	(2,774)	382,278
Income tax receivable	—	974	(181)	2,586	3,379
Assets held for sale	—	73,453	126,987	—	200,440
Other current assets	—	27,253	709	—	27,962
Total current assets	—	864,997	196,373	(2,678)	1,058,692
Net property, plant, and equipment	—	269,403	7,804	—	277,207
Investment in subsidiaries	2,333,155	153,181	—	(2,486,336)	—
Goodwill	—	652,266	5,270	—	657,536
Net intangible assets	—	584,388	7,891	—	592,279
Long-term due from affiliates	—	233,013	—	(233,013)	—
Deferred charges and other non-current assets	—	22,705	6,417	—	29,122
Total assets	$2,333,155	$2,779,953	$223,755	$(2,722,027)	$2,614,836
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,000	$—	$—	$—	$32,000
Accounts payable	—	110,303	4,246	—	114,549
Due to affiliates, current	—	2,490	—	(2,490)	—
Accrued compensation	—	35,448	898	—	36,346
Federal excise tax	—	21,286	1,415	—	22,701
Liabilities held for sale	—	19,918	22,259	—	42,177
Other current liabilities	—	90,490	6,957	—	97,447
Total current liabilities	32,000	279,935	35,775	(2,490)	345,220
Long-term debt	883,399	—	—	—	883,399
Deferred income tax liabilities	—	64,507	181	1,508	66,196
Accrued pension and postemployment benefits	—	38,196	—	—	38,196
Long-term due to affiliates	200,266	—	32,747	(233,013)	—
Other long-term liabilities	—	63,372	963	—	64,335
Total liabilities	1,115,665	446,010	69,666	(233,995)	1,397,346
EQUITY
Total stockholders' equity	1,217,490	2,333,943	154,089	(2,488,032)	1,217,490
Total liabilities and stockholders' equity	$2,333,155	$2,779,953	$223,755	$(2,722,027)	$2,614,836

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(unaudited)

	Quarter ended July 1, 2018
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(9,003)	$83,780	$(605)	$—	$74,172
Investing Activities:
Capital expenditures	—	(9,671)	(278)	—	(9,949)
Due from affiliates	—	(44,851)	—	44,851	—
Proceeds from the disposition of property, plant, and equipment	—	54	11	—	65
Cash provided by (used for) investing activities	—	(54,468)	(267)	44,851	(9,884)
Financing Activities:
Due to (from) affiliates	45,592	—	(741)	(44,851)	—
Borrowings on line of credit	40,000	—	—	—	40,000
Payments made on line of credit	(40,000)	—	—	—	(40,000)
Settlement from former parent	—	20,769	(7,722)	—	13,047
Payments made on long-term debt	(33,000)	—	—	—	(33,000)
Payments made for debt issuance costs	(2,759)	—	—	—	(2,759)
Shares withheld for payroll taxes	(830)	—	—	—	(830)
Cash provided by (used for) financing activities	9,003	20,769	(8,463)	(44,851)	(23,542)
Effect of foreign exchange rate fluctuations on cash	—	—	(256)	—	(256)
(Decrease) increase in cash and cash equivalents	—	50,081	(9,591)	—	40,490
Cash and cash equivalents at beginning of period	—	3,359	19,511	—	22,870
Cash and cash equivalents at end of period	$—	$53,440	$9,920	$—	$63,360

See the beginning of this footnote for additional information about our guarantor and non-guarantor subsidiaries.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(unaudited)

	Quarter ended July 2, 2017
(Amounts in thousands)	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:
Cash provided by (used for) operating activities	$(7,018)	$42,650	$5,658	$—	$41,290
Investing Activities:
Capital expenditures	—	(16,248)	(182)	—	(16,430)
Due from affiliates	—	(18,833)	—	18,833	—
Proceeds from the disposition of property, plant, and equipment	—	—	13	—	13
Cash used for investing activities	—	(35,081)	(169)	18,833	(16,417)
Financing Activities:
Due to (from) affiliates	23,906	—	(5,073)	(18,833)	—
Borrowings on line of credit	145,000	—	—	—	145,000
Payments made on line of credit	(150,000)	—	—	—	(150,000)
Payments made on long-term debt	(8,000)	—	—	—	(8,000)
Payments made for debt issuance costs	(1,805)	—	—	—	(1,805)
Shares withheld for payroll taxes	(2,381)	—	—	—	(2,381)
Proceeds from employee stock compensation plans	298	—	—	—	298
Cash provided by financing activities	7,018	—	(5,073)	(18,833)	(16,888)
Effect of foreign exchange rate fluctuations on cash	—	—	490	—	490
(Decrease) in cash and cash equivalents	—	7,569	906	—	8,475
Cash and cash equivalents at beginning of period	—	23,027	22,048	—	45,075
Cash and cash equivalents at end of period	$—	$30,596	$22,954	$—	$53,550

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

16. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Outdoor Products, which generated approximately 51% of our external sales in the quarter ended July 1, 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 49% of our external sales in the quarter ended July 1, 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Walmart contributed 14% and 15% of our sales in the quarters ended July 1, 2018 and July 2, 2017, respectively. No other single customer contributed 10% or more of our sales in the quarters ended July 1, 2018 and July 2, 2017.
The following summarizes our results by segment:

	Quarter ended
	July 1, 2018	July 2, 2017
Sales to external customers:
Outdoor Products	$270,780	$289,983
Shooting Sports	258,056	278,766
Total sales to external customers	$528,836	$568,749

Gross Profit
Outdoor Products	$70,950	$76,510
Shooting Sports	42,388	70,318
Corporate	—	(270)
Total gross profit	$113,338	$146,558
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,622 and $861 for the quarters ended July 1, 2018 and July 2, 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

17. Subsequent Events

There were no subsequent events for the quarter ended July 1, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements," including those that discuss, among other things: our plans, objectives, expectations, intentions, strategies, goals, outlook or other non-historical matters; projections with respect to future revenues, income, earnings per share or other financial measures for Vista Outdoor; and the assumptions that underlie these matters. The words "believe," "expect," "anticipate," "intend," "aim," "should" and similar expressions are intended to identify such forward-looking statements.  To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including the following:

•
general economic and business conditions in the United States and our markets outside the United States, including conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers;

•
our ability to attract and retain key personnel and maintain and grow our relationships with customers, suppliers, and other business partners, including our ability to obtain acceptable third-party licenses;

•
our ability to adapt our products to changes in technology, the marketplace and customer preferences, including our ability to respond to shifting preferences of the end consumer from brick and mortar retail to online retail;

•	our ability to maintain and enhance brand recognition and reputation;

•	use of social media to disseminate negative commentary and boycotts;

•	reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, firearms or accessories, or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays, and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	changes in the current tariff structures;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy, and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to execute our long-term growth strategy, including our ability to complete and realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

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

You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in the filings we make with the SEC from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
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
As of July 1, 2018, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of July 1, 2018, Vista Outdoor's two operating segments were:

•
Outdoor Products, which generated approximately 51% of our sales in the quarter ended July 1, 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, eyewear and sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Camping products include our outdoor cooking solutions. Eyewear and sport protection products include safety and protective eyewear, as well as fashion and sports eyewear. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports, which generated approximately 49% of our sales in the quarter ended July 1, 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

On May 1, 2018, Vista Outdoor announced its strategic business transformation plan, designed to allow us to focus our resources on pursuing growth in our core product categories. The plan is a result of a comprehensive evaluation of the brands within our current portfolio based on their ability to serve our target consumer; create cross-selling and other similar synergy opportunities; achieve market leading positions and leadership economics; and demonstrate omni-channel distribution capabilities. As a result of this evaluation, Vista Outdoor will focus on achieving growth through its market-leading brands in ammunition, hunting and shooting accessories, hydration bottles and packs, and outdoor cooking products.
We are exploring strategic options for assets that fall outside of these core product categories, including its remaining Sports Protection brands (e.g. Bell, Giro, and Blackburn), Jimmy Styks paddle boards, and Savage and Stevens firearms. Vista Outdoor expects that the execution of our strategic plan will significantly reduce our leverage, will improve our financial flexibility and the efficiency of our capital structure, and provide additional resources to reinvest in core product categories, both organically and through acquisition. On July 9, 2018, we announced that we entered into a definitive agreement to sell the legal entities operating the Bollé, Cébé and Serengeti brands to an entity controlled by a European private equity fund.

Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2019 financial results included the following:
Financial highlights for the quarter ended July 1, 2018

•
Quarterly sales were $528,836 and $568,749 for the quarters ended July 1, 2018 and July 2, 2017, respectively. The decrease was driven by lower sales of $20,710 in Shooting Sports and by lower Outdoor Products sales of $19,203 for the reasons described in the Results of Operations section.

•
Gross profit was $113,338 and $146,558 for the quarters ended July 1, 2018 and July 2, 2017, respectively. The decrease in gross profit was primarily driven by the Shooting Sports segment due to lower sales volume and unfavorable commodity pricing.

•	Orbital ATK paid Vista $13,047 to settle a Tax Matters Agreement.

•	Cash flow provided by operating activities year-to-date was $74,172, compared to $41,290 in the prior-year period for the reasons described in the Liquidity and Capital Resources section.

•
The decrease in the current quarter's tax rate to 1.4% from 38.2% in the quarter ended July 2, 2017 was primarily caused by impairment of held-for-sale assets and the income tax effects of the Tax Legislation, including the decrease in the corporate income tax rate, repeal of the domestic manufacturing deduction, and the implementation of a territorial tax system.

Outlook

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal years, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that have resulted in a deeper discounting of our products and higher channel inventory levels. These market pressures became particularly pronounced during the latter half of the third fiscal quarter of fiscal 2017 and have continued into fiscal 2019, longer than we previously anticipated. Given these market conditions, we continue to take appropriate actions to optimize our inventory levels by reducing certain purchases of sourced products and output of manufactured products across both operating segments. Notwithstanding these market conditions, we believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel. We anticipate introducing new products to accomplish this goal. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our recent acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports related products currently represent approximately half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment products. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and continuing into fiscal 2016, firearms and ammunition sales experienced an increase as more individuals entered the market and certain public and political events provided focus on the industry. During the later months of fiscal 2017 and continuing into fiscal 2019, we believe the market softened primarily due to the current political environment. The shooting sports industry historically has been a cyclical business with previous market declines lasting 12–24 months. The current political climate, the timing of national elections, and other market factors may cause the current market downturn to last longer than prior cycles. In addition, commodity prices have risen over recent years increasing input costs of our products. Given these market conditions, we are taking actions to work with vendors to evaluate our cost structure. We believe we are well positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital-intensive ammunition manufacturing sector.

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, except for the following:

The Company adopted the new accounting standard on revenue recognition, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective on April 1, 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.
Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.
Sales
Walmart contributed 14% and 15% of our sales in the quarters ended July 1, 2018 and July 2, 2017, respectively. No other single customer contributed 10% or more of our sales in the quarters ended July 1, 2018 and July 2, 2017.
The following is a summary of each operating segment's sales:

	Quarter ended
	July 1, 2018	July 2, 2017	$ Change	% Change
Outdoor Products	$270,780	$289,983	$(19,203)	(6.6)%
Shooting Sports	258,056	278,766	(20,710)	(7.4)%
Total external sales	$528,836	$568,749	$(39,913)	(7.0)%
The total change in net sales was driven by the changes within the operating segments as described below.
Outdoor Products—The sales of the Outdoor Products segment decreased primarily due to lower sales in our hunting and shooting accessories, hydration solutions, and action sports businesses as a result of lower demand and market softness in retail channels. The decrease was partially offset by higher sales in our outdoor cooking business as a result of increased customer demand.
Shooting Sports—The decrease in sales was driven primarily by lower demand in the market for ammunition, primarily rimfire and centerfire rifle ammunition. The decrease was partially offset by increased sales of pistol ammunition and by increased firearms sales due to new product launches.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended
Cost of sales	July 1, 2018	July 2, 2017	$ Change	% Change
Outdoor Products	$199,830	$213,473	$(13,643)	(6.4)%
Shooting Sports	215,668	208,448	7,220	3.5%
Corporate	—	270	(270)	(100.0)%
Total cost of sales	$415,498	$422,191	$(6,693)	(1.6)%

	Quarter ended
Gross profit	July 1, 2018	July 2, 2017	$ Change	% Change
Outdoor Products	$70,950	$76,510	$(5,560)	(7.3)%
Shooting Sports	42,388	70,318	(27,930)	(39.7)%
Corporate	—	(270)	270	(100.0)%
Total gross profit	$113,338	$146,558	$(33,220)	(22.7)%
The total change in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Outdoor Products—The decrease in gross profit was driven primarily by lower sales volume as discussed above.
Shooting Sports—The decrease in gross profit was primarily due to lower pricing, lower sales volume described above, and unfavorable commodity costs.
Corporate—The change in corporate gross profit was not material.
Operating Expenses

	Quarter ended
	July 1, 2018	As a % of Sales	July 2, 2017	As a % of Sales	$ Change
Research and development	$6,968	1.3%	$7,791	1.4%	$(823)
Selling, general, and administrative	101,054	19.1%	99,426	17.5%	1,628
Impairment of held-for-sale assets (Note 5)	44,921	8.5%	—	—%	44,921
Total operating expenses	$152,943	28.9%	$107,217	18.9%	$45,726
Operating expenses increased $45,726 primarily due to an impairment of held-for-sale assets in the current quarter, increased spending on professional services related to our strategic business transformation plan, and a pension curtailment gain in the prior year quarter, partially offset by cost cutting initiatives in the current quarter.
Net Interest Expense

	Quarter ended
	July 1, 2018	July 2, 2017	$ Change	% Change
Interest Expense	$13,472	$12,393	$1,079	8.7%
The increase in interest expense was due to a higher average interest rate, partially offset by a decrease in our average debt balance.

Income Tax Provision

	Quarter ended
	July 1, 2018	Effective Rate	July 2, 2017	Effective Rate	$ Change
Income taxes	$(729)	1.4%	$10,296	38.2%	$(11,025)
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for the current year and on estimated effective annual income tax rate for the prior year.
The income tax provisions for the quarters ended July 1, 2018 and July 2, 2017 represent effective tax rates of 1.4% and 38.2%, respectively. The decrease in the rate from the prior year quarter is primarily caused by impairment of held-for-sale assets and the income tax effects of the Tax Legislation, including the decrease in the corporate income tax rate, repeal of the domestic manufacturing deduction, and the implementation of a territorial tax system.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the quarters ended July 1, 2018 and July 2, 2017 are summarized as follows:

	July 1, 2018	July 2, 2017
Cash provided by operating activities	$74,172	$41,290
Cash used for investing activities	(9,884)	(16,417)
Cash used for financing activities	(23,542)	(16,888)
Effect of foreign exchange rate fluctuations on cash	(256)	490
Net cash flows	$40,490	$8,475
Operating Activities—Cash provided by operating activities was $74,172 in the quarter ended July 1, 2018 compared to cash provided of $41,290 in the prior year period, a change of $32,882. The change from the prior-year period was primarily a result of favorable changes in net working capital balances. The change in net working capital was driven primarily by the timing of supplier payments and collection of customer receivables, partially offset by increases in net inventories.
Investing Activities—Cash used for investing activities was $9,884 compared to $16,417 in the prior-year period, a change of $6,533. The change is driven by a decrease in planned capital expenditures in the current period.
Financing Activities—Cash used for financing activities was $23,542 in the current period, compared to cash used for financing activities of $16,888 in the prior year period, a change of $6,654. This change was primarily driven by $20,000 of additional debt payments in the current period, partially offset by a favorable settlement with our former parent in the current period of $13,047.
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
The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK as discussed further in Note 13, Income Taxes was settled on June 15, 2018. Orbital ATK paid Vista $13,047 to settle this matter which was reflected as an adjustment to the distribution from Vista to Orbital ATK at the time of the Spin-off.
Long-Term Debt and Credit Agreement
As of July 1, 2018, our indebtedness consisted of the following:

July 1, 2018
Credit Agreement:
Term Loan	$543,000
Revolving Credit Facility	—
Total principal amount of Credit Agreement	543,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	893,000
Less: Unamortized deferred financing costs	(12,092)
Carrying amount of long-term debt	880,908
Less: current portion	(32,000)
Carrying amount of long-term debt, excluding current portion	$848,908
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 43.2% as of July 1, 2018.

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
Covenants
Credit Agreement—Our Credit Agreement imposes restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, make loans and investments, or merge or consolidate with or into another entity. In addition, the Credit Agreement limits our ability to enter into sale-and-leaseback transactions. The Credit Agreement does not allow us to make "restricted payments" (as defined in the Credit Agreement), including payments for future share repurchases and dividends, when our consolidated total leverage ratio exceeds 4.00 to 1.00. When such ratio is 4.00 to 1.00 or less, the Credit Agreement allows us to make unlimited "restricted payments" as long as we maintain a certain amount of liquidity and maintain certain debt limits. When those requirements are not met, the limit is equal to $150,000 plus proceeds of any equity issuances plus 50% of net income since April 1, 2017.

The Credit Agreement contains covenants that require us to maintain a minimum consolidated interest coverage ratio and not to exceed certain consolidated total leverage ratio and consolidated senior secured leverage ratio (all as defined in the Credit Agreement) thresholds. To allow sufficient time to execute the refinancing discussed above, we executed an amendment to the Credit Agreement in May 2018 to amend, among other things, certain financial covenants during our fiscal 2019. This amendment provides the following maximum ratios:

	Maximum leverage ratios per the Credit Agreement
	Q1 FY19	Q2 FY19	Q3 FY19	Q4 FY19
Consolidated Leverage Ratio	7.25	8.25	8.00	6.75
Consolidated Senior Secured Leverage Ratio	5.00	5.50	5.25	4.50
The May 2018 Amendment also provides that the consolidated interest coverage ratio must be greater than 2.00 to 1.00 through the fiscal quarter ended December 31, 2018, and 2.50 to 1.00 for the quarter ended March 31, 2019. In addition, the May 2018 Amendment reduces the Revolving Credit Facility from $400,000 to $200,000, amends the borrowing rates under the Revolving Credit Facility and Term A Loan and the fee for unused commitments under the Revolving Credit Facility, all of which vary depending on our consolidated leverage ratio, and further restricts our ability to enter into certain transactions.
Our financial covenant ratios as of July 1, 2018 were as follows:

	Interest Coverage Ratio*	Total Leverage Ratio†	Senior Leverage Ratio†
Requirement	2.00	7.25	5.00
Actual	3.08	6.08	3.65
* Not to be below the required financial ratio
† Not to exceed the required financial ratio
The Consolidated Total Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $37,500 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Senior Secured Leverage Ratio is the sum of our senior secured debt plus financial letters of credit and surety bonds, in each case secured by liens on any of our or our subsidiaries’ property or assets, net of up to $37,500 of cash, divided by Covenant EBITDA for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by pro forma interest expense (excluding amortization or write-off of deferred financing costs).
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
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of July 1, 2018, we were in compliance with the covenants of both debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future, or complete a refinancing of our Credit Agreement mentioned above, because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.

Contractual Obligations and Commitments

Other than the additional debt noted previously, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2018.
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
New Accounting Pronouncements
See Note 1, Significant Accounting Policies, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Walmart contributed 14% and 15% of our sales in the quarters ended July 1, 2018 and July 2, 2017, respectively. No other single customer contributed 10% or more of our sales in the quarters ended July 1, 2018 and July 2, 2017.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 1, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 1, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
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

2.6*+
Stock Purchase Agreement, dated as of July 2, 2018, by and among Bushnell Inc., Bushnell Performance Optics Asia Limited, Bolle Inc., Serengeti Eyewear, Inc., Bushnell Outdoor Products Japan Limited, Antelope Brands Bidco Inc., and Vista Outdoor Inc. (solely for purposes of Section 11.18 thereof) (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2018).

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

10.1#	Vista Outdoor Inc. Severance Benefit Plan.
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference.

+ Schedules to exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Vista Outdoor agrees to furnish supplementally a copy of any omitted schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA OUTDOOR INC.
Date:	August 9, 2018	By:	/s/ Miguel A. Lopez
		Name:	Miguel A. Lopez
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)