Form 10-Q
period 2018-09-30
Vista Outdoor Inc.
filed 2018-11-08
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
1 Vista Way Anoka, MN	55303
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (801) 447-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2018, there were 57,578,275 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$46,246	$22,870
Net receivables	423,720	421,763
Net inventories	431,800	382,278
Income tax receivable	5,426	3,379
Assets held for sale	—	200,440
Other current assets	21,665	27,962
Total current assets	928,857	1,058,692
Net property, plant, and equipment	264,662	277,207
Goodwill	653,964	657,536
Net intangible assets	554,623	592,279
Deferred charges and other non-current assets	17,015	29,122
Total assets	$2,419,121	$2,614,836
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$32,000
Accounts payable	159,560	114,549
Accrued compensation	35,606	36,346
Federal excise tax	23,748	22,701
Liabilities held for sale	—	42,177
Other current liabilities	126,141	97,447
Total current liabilities	345,055	345,220
Long-term debt	741,586	883,399
Deferred income tax liabilities	53,782	66,196
Accrued pension and postemployment benefits	36,554	38,196
Other long-term liabilities	62,945	64,335
Total liabilities	1,239,922	1,397,346
Commitments and contingencies (Notes 12 and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,551,275 shares as of September 30, 2018 and 57,431,299 shares as of March 31, 2018	576	574
Additional paid-in capital	1,759,481	1,746,182
Accumulated deficit	(241,692)	(156,526)
Accumulated other comprehensive loss	(74,278)	(104,296)
Common stock in treasury, at cost — 6,413,164 shares held as of September 30, 2018 and 6,533,140 shares held as of March 31, 2018	(264,888)	(268,444)
Total stockholders' equity	1,179,199	1,217,490
Total liabilities and stockholders' equity	$2,419,121	$2,614,836
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended		Six months ended
(Amounts in thousands except per share data)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Sales, net	$546,585	$587,283	$1,075,421	$1,156,032
Cost of sales	437,828	448,306	853,326	870,497
Gross profit	108,757	138,977	222,095	285,535
Operating expenses:
Research and development	7,210	7,447	14,178	15,238
Selling, general, and administrative	97,282	106,386	198,336	205,812
Goodwill and intangibles impairment	23,411	152,320	23,411	152,320
Impairment of held-for-sale assets (Note 6)	—	—	44,921	—
Income (loss) before other expense, interest, and income taxes	(19,146)	(127,176)	(58,751)	(87,835)
Other income (expense), net (Note 6)	(4,925)	—	(4,925)	—
Interest expense, net	(16,865)	(12,569)	(30,337)	(24,962)
Income (loss) before income taxes	(40,936)	(139,745)	(94,013)	(112,797)
Income tax provision (benefit)	(8,118)	(25,040)	(8,847)	(14,744)
Net income (loss)	$(32,818)	$(114,705)	$(85,166)	$(98,053)
Earnings (loss) per common share:
Basic	$(0.57)	$(2.01)	$(1.48)	$(1.72)
Diluted	$(0.57)	$(2.01)	$(1.48)	$(1.72)
Weighted-average number of common shares outstanding:
Basic	57,528	57,099	57,492	57,041
Diluted	57,528	57,099	57,492	57,041

Net income (loss) (from above)	$(32,818)	$(114,705)	$(85,166)	$(98,053)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $19 and $29 for the quarter ended, respectively; and, $38 and $192 for the six months ended, respectively.	(60)	(49)	(120)	(323)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(172) and $(293) for the quarter ended, respectively; and, $(343) and $(959) for the six months ended, respectively.	543	493	1,086	1,615
Valuation adjustment for pension and postretirement benefit plans, net of tax expense of $0 and $(2,158) for the quarter ended, respectively; and, $0 and $(4) for the six months ended, respectively.	—	3,633	—	5
Change in derivatives, net of tax expense of $210 and $0 for the quarter ended, respectively; and, $147 and $(14) for the six months ended, respectively.	(664)	—	(464)	23
Change in cumulative translation adjustment.	36,662	7,101	29,516	15,672
Total other comprehensive income (loss)	36,481	11,178	30,018	16,992
Comprehensive income (loss)	$3,663	$(103,527)	$(55,148)	$(81,061)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	September 30, 2018	October 1, 2017
Operating Activities:
Net income (loss)	$(85,166)	$(98,053)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	27,371	27,503
Amortization of intangible assets	13,620	18,253
Impairment of held-for-sale assets (Note 6)	44,921	—
Goodwill and intangibles impairment	23,411	152,320
Amortization of deferred financing costs	5,033	1,494
Deferred income taxes	(12,770)	(29,425)
Loss on disposal of property, plant, and equipment	1,602	83
Loss on disposition	4,925	—
Stock-based compensation	3,880	7,325
Changes in assets and liabilities:
Net receivables	8,272	(49,967)
Net inventories	(56,511)	52,337
Accounts payable	47,659	11,950
Accrued compensation	262	2,712
Accrued income taxes	245	12,028
Federal excise tax	1,105	(4,335)
Pension and other postretirement benefits	(370)	(3,840)
Other assets and liabilities	30,853	11,737
Cash provided by operating activities	58,342	112,122
Investing Activities:
Capital expenditures	(19,232)	(31,189)
Proceeds from sale of Eyewear business	151,595	—
Proceeds from the disposition of property, plant, and equipment	335	58
Cash provided by (used for) investing activities	132,698	(31,131)
Financing Activities:
Borrowings on line of credit	70,000	210,000
Payments made on line of credit	(70,000)	(270,000)
Settlement from former parent	13,047	—
Payments made on long-term debt	(176,000)	(16,000)
Payments made for debt issuance costs	(2,845)	(1,805)
Shares withheld for payroll taxes	(846)	(2,958)
Proceeds from employee stock compensation plans	—	4,237
Cash used for financing activities	(166,644)	(76,526)
Effect of foreign exchange rate fluctuations on cash	(1,020)	1,458
Increase in cash and cash equivalents	23,376	5,923
Cash and cash equivalents at beginning of period	22,870	45,075
Cash and cash equivalents at end of period	$46,246	$50,998

Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$4,456	$2,386

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive income (loss)	—	—	—	(98,053)	16,992	—	(81,061)
Exercise of stock options	265,160	—	(6,734)	—	—	10,971	4,237
Restricted stock grants net of forfeitures	(63,687)	—	251	—	—	(1,633)	(1,382)
Share-based compensation	—	—	7,325	—	—	—	7,325
Restricted stock vested and shares withheld	48,450	—	(2,200)	—	—	1,319	(881)
Employee stock purchase plan	11,109	—	(220)	—	—	459	239
Other	2,626	2	(133)	—	—	132	1
Balance, October 1, 2017	57,277,977	$573	$1,751,192	$(206,086)	$(96,000)	$(276,136)	$1,173,543

Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive income (loss)	—	—	—	(85,166)	30,018	—	(55,148)
Share-based compensation	—	—	3,982	—	—	(102)	3,880
Restricted stock vested and shares withheld	47,958	—	(2,209)	—	—	1,927	(282)
Employee stock purchase plan	13,083	—	(334)	—	—	540	206
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	58,935	2	(1,187)	—	—	1,191	6
Balance, September 30, 2018	57,551,275	$576	$1,759,481	$(241,692)	$(74,278)	$(264,888)	$1,179,199
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and six months ended September 30, 2018
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor has manufacturing operations and facilities in 18 locations in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2018 (“fiscal 2018”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2018. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of September 30, 2018 and March 31, 2018, our results of operations for the three and six months ended September 30, 2018 and October 1, 2017, and our cash flows for the six months ended September 30, 2018 and October 1, 2017.

New Accounting Pronouncements—Effective April 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. We adopted this standard effective April 1, 2018 using the modified retrospective transition method. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 4, Revenue Recognition, for our enhanced disclosures about revenue in accordance with the new standard.

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. Although we expect adoption of the standard to materially increase the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard allows for early adoption. As of September 30, 2018, we elected to early adopt this standard, which did not have a material impact on our consolidated financial statements.

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
Commodity Price Hedging Instruments—We periodically enter into commodity forward contracts to hedge our exposure to price fluctuations on certain commodities we use for raw material components in our manufacturing process. When actual commodity prices exceed the fixed price provided by these contracts, we receive this difference from the counterparty, and when actual commodity prices are below the contractually provided fixed price, we pay this difference to the counterparty. See Note 3, Derivative Financial Instruments, for additional information.
Contingent consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, approximately $10,000 of the purchase price is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is to be paid in three equal installments as each milestone is achieved. The growth milestones for the second year have been met and, therefore, we will pay $3,371 during the quarter ended December 30, 2018.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	September 30, 2018		March 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$345,300	$350,000	$328,248
Variable-rate debt	400,000	400,000	576,000	576,000

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
We entered into various commodity forward contracts during the quarter ended September 30, 2018. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. Hedge accounting would cease if it became probable that the originally-forecasted hedged transaction will not occur. The related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
The fair value of the lead forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in our financial statements. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 30, 2018, we had outstanding lead forward contracts on 17 million pounds of lead.
There were no derivative gains or losses in the unaudited condensed consolidated statements of comprehensive income related to lead forward contracts during the quarter ended September 30, 2018. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.

4. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Quarter ended September 30, 2018			Quarter ended October 1, 2017
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$224,481	$224,481	$—	$253,847	$253,847
Firearms	—	49,638	49,638	—	41,808	41,808
Hunting and Shooting Accessories	114,486	—	114,486	117,033	—	117,033
Action Sports	84,728	—	84,728	81,130	—	81,130
Outdoor Recreation	53,916	—	53,916	54,097	—	54,097
Eyewear	19,336	—	19,336	39,368	—	39,368
Total	$272,466	$274,119	$546,585	$291,628	$295,655	$587,283

Geographic Region
United States	$190,687	$237,228	$427,915	$203,662	$249,052	$452,714
Rest of the World	81,779	36,891	118,670	87,966	46,603	134,569
Total	$272,466	$274,119	$546,585	$291,628	$295,655	$587,283

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

	Six months ended September 30, 2018			Six months ended October 1, 2017
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$441,603	$441,603	$—	$494,773	$494,773
Firearms	—	90,573	90,573	—	79,648	79,648
Hunting and Shooting Accessories	217,888	—	217,888	232,876	—	232,876
Action Sports	156,436	—	156,436	157,607	—	157,607
Outdoor Recreation	117,064	—	117,064	118,755	—	118,755
Eyewear	51,857	—	51,857	72,373	—	72,373
Total	$543,245	$532,176	$1,075,421	$581,611	$574,421	$1,156,032

Geographic Region
United States	$387,445	$469,122	$856,567	$410,314	$498,788	$909,102
Rest of the World	155,800	63,054	218,854	171,297	75,633	246,930
Total	$543,245	$532,176	$1,075,421	$581,611	$574,421	$1,156,032
Effective April 1, 2018, we implemented ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The standard did not have a material effect on our financial statements.
The vast majority of our revenues are from the sale of consumer products in the outdoor recreation and shooting sports markets. Our customers consist primarily of retailers and distributors, as well as government, law enforcement, and military professionals. We also sell some of our products online directly to consumers. Our top customer is Walmart, representing 14% and 15% of our sales for the six months ended September 30, 2018 and October 1, 2017, respectively. No other single customer contributed 10% or more of our sales for the six months ended September 30, 2018 and October 1, 2017.
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

5. Earnings Per Share

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

In computing EPS for the three and six months ended September 30, 2018 and October 1, 2017, earnings, as reported for each respective period, is divided by the number of shares below:

	Quarter ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income (loss)	$(32,818)	$(114,705)	$(85,166)	$(98,053)
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,528	57,099	57,492	57,041
Dilutive effect of stock-based awards (1)	—	—	—	—
Diluted EPS shares outstanding	57,528	57,099	57,492	57,041
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	434	358	434	271
Earnings (loss) per common share:
Basic	$(0.57)	$(2.01)	$(1.48)	$(1.72)
Diluted	$(0.57)	$(2.01)	$(1.48)	$(1.72)
(1) Due to the loss from continuing operations in the quarter and six months ended September 30, 2018 and October 1, 2017, there are no common shares added to calculate dilutive EPS for that quarter because the effect would be antidilutive.

6. Divestitures

On August 31, 2018, the Company completed the sale of its Bollé, Serengeti, and Cébé brands (the "Eyewear Brands"). The selling price was $158,000, subject to customary working capital adjustments. As a result of the sale, during the three and six months ended September 30, 2018, the Company recorded a pretax loss of $4,925, which is included in other income (expense), net primarily due to the final allocation of goodwill and fixed assets for the Eyewear Brands.

During the six months ended September 30, 2018, we recognized an impairment of $44,921 related to an expected loss on the sale of our held-for-sale assets related to the Eyewear Brands. The loss is attributable primarily to cumulative foreign currency translation adjustments for these entities that was reclassified to earnings upon their sale.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

7. Receivables
Net receivables are summarized as follows:

	September 30, 2018	March 31, 2018
Trade receivables	$428,780	$453,939
Other receivables	13,653	4,017
Less: allowance for doubtful accounts and discounts	(18,713)	(36,193)
Net receivables	$423,720	$421,763
As of September 30, 2018 and March 31, 2018, Walmart represented 17% and 14%, respectively, of the total trade receivables balance. No other customer represented more than 10% of our total trade receivables balance as of September 30, 2018 and March 31, 2018.
8. Inventories
Net inventories consist of the following:

	September 30, 2018	March 31, 2018
Raw materials	$114,261	$88,588
Work in process	45,359	40,812
Finished goods	272,180	252,878
Net inventories	$431,800	$382,278

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $14,556 and $24,040 as of September 30, 2018 and March 31, 2018, respectively.

9. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	September 30, 2018	March 31, 2018
Pension and other postretirement benefits	$(65,690)	$(66,656)
Derivatives	1,440	1,904
Cumulative translation adjustment	(10,028)	(39,544)
Total AOCL	$(74,278)	$(104,296)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended September 30, 2018				Six months ended September 30, 2018
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$2,104	$(66,173)	$(46,690)	$(110,759)	$1,904	$(66,656)	$(39,544)	$(104,296)
Net actuarial losses reclassified from AOCL (1)	—	543	—	543	—	1,086	—	1,086
Prior service costs reclassified from AOCL (1)	—	(60)	—	(60)	—	(120)	—	(120)
Net increase in fair value of derivatives	(664)	—	—	(664)	(464)	—	—	(464)
Net change in cumulative translation adjustment	—	—	36,662	36,662	—	—	29,516	29,516
Ending balance in AOCL	$1,440	$(65,690)	$(10,028)	$(74,278)	$1,440	$(65,690)	$(10,028)	$(74,278)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended October 1, 2017				Six months ended October 1, 2017
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$23	$(59,709)	$(47,492)	$(107,178)	$—	$(56,929)	$(56,063)	$(112,992)
Net actuarial losses reclassified from AOCL (1)	—	493	—	493	—	1,615	—	1,615
Prior service costs reclassified from AOCL (1)	—	(49)	—	(49)	—	(323)	—	(323)
Valuation adjustment for pension and postretirement benefit plans (2)	—	3,633	—	3,633	—	5	—	5
Net increase in fair value of derivatives	—	—	—	—	23	—	—	23
Net change in cumulative translation adjustment	—	—	7,101	7,101	—	—	15,672	15,672
Ending balance in AOCL	$23	$(55,632)	$(40,391)	$(96,000)	$23	$(55,632)	$(40,391)	$(96,000)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	See Note 13, Employee Benefit Plans, for a description of the pension curtailment gain recognized in the quarter ended July 2, 2017.

10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2018	$452,627	$204,909	$657,536
Effect of foreign currency exchange rates	—	(46)	(46)
Divestitures	(3,526)	—	(3,526)
Balance, September 30, 2018	$449,101	$204,863	$653,964
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Note 2, Fair Value of Financial Instruments, due to the significance of unobservable inputs developed using company-specific information.
Net intangible assets other than goodwill consisted of the following:

	September 30, 2018			March 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$63,361	$(14,543)	$48,818	$62,657	$(11,993)	$50,664
Patented technology	16,612	(9,141)	7,471	16,466	(8,157)	8,309
Customer relationships and other	285,904	(93,493)	192,411	318,476	(91,093)	227,383
Total	365,877	(117,177)	248,700	397,599	(111,243)	286,356
Non-amortizing trade names	305,923	—	305,923	305,923	—	305,923
Net intangible assets	$671,800	$(117,177)	$554,623	$703,522	$(111,243)	$592,279

The loss of a key customer for our stand up paddle boards business during the quarter ended September 30, 2018 resulted in a reduction of the projected cash flows for the stand up paddle boards business. Given the associated decrease in projected cash flows for the period, we determined that a triggering event had occurred. This analysis resulted in a $23,411 impairment charge related to customer relationship intangibles associated with the Jimmy Styks acquisition. The remeasurement of intangible assets is classified as a Level 3 fair value assessment as described in Note 2 due to the significance of unobservable inputs developed using company-specific information.

The amortizable assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.3 years. The amount of amortizing intangible assets for the Outdoor Products segment is presented net of a $23,411 impairment charge recorded in fiscal 2019 and a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products segment is presented net of $8,920 and $34,230 of impairment losses recorded in fiscal 2018 and fiscal 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015. Amortization expense for the quarter ended September 30, 2018 and October 1, 2017 was $6,778 and $9,143, respectively, and for the six months ended September 30, 2018 and October 1, 2017 was $13,620 and $18,253, respectively.

As of September 30, 2018, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2019	$11,847
Fiscal 2020	23,554
Fiscal 2021	23,529
Fiscal 2022	23,475
Fiscal 2023	23,360
Thereafter	142,935
Total	$248,700

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

11. Other Current and Non-Current Liabilities

Other current and non-current liabilities consisted of the following:

	September 30, 2018	March 31, 2018
Other current liabilities:
Accrual for in-transit inventory	$30,281	$29,200
Rebate accrual	18,355	14,827
Other	77,505	53,420
Total other current liabilities	$126,141	$97,447

Other non-current liabilities:
Non-current portion of accrued income tax liability	$35,619	$34,716
Other	27,326	29,619
Total other non-current liabilities	$62,945	$64,335
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

Balance, March 31, 2018	$10,247
Payments made	(1,762)
Warranties issued	2,209
Other adjustments	(2,474)
Changes related to pre-existing warranties	(167)
Balance, September 30, 2018	$8,053
12. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	September 30, 2018	March 31, 2018
Credit Agreement:
Term Loan	$400,000	$576,000
Revolving Credit Facility	—	—
Total principal amount of Credit Agreement	400,000	576,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	750,000	926,000
Less: unamortized deferred financing costs	(8,414)	(10,601)
Carrying amount of long-term debt	741,586	915,399
Less: current portion	—	(32,000)
Carrying amount of long-term debt, excluding current portion	$741,586	$883,399

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

Credit Agreement—On April 1, 2016, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which replaced our 2014 Credit Agreement. The Credit Agreement was comprised of a Term A Loan of $640,000 and a $400,000 Revolving Credit Facility, both of which mature on April 1, 2021. During the six months ended September 30, 2018, we prepaid $168,000 of the Term A Loan. Due to these prepayments, we are no longer required to make quarterly principal payments. Substantially all domestic tangible and intangible assets of Vista Outdoor and our subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a specified margin or the sum of a Eurodollar rate plus a specified margin. Each margin is based on our consolidated leverage ratio, as defined in the Credit Agreement, and based on the ratio in effect as of September 30, 2018, the base rate margin was 3.00% and the Eurodollar margin was 4.00%. The weighted average interest rate for our borrowings under the Credit Agreement as of September 30, 2018 was 6.24%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused portion of the Revolving Credit Facility based on our consolidated leverage ratio, and based on the current ratio, this fee is 0.50%.

During fiscal 2018, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our Credit Agreement with asset-based revolving and term loan agreements. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing before the end of our third fiscal quarter. In order to allow us sufficient time to execute the refinancing, we received from our lenders a waiver of our Consolidated Leverage Ratio requirement for the quarter ended March 31, 2018 and, in May 2018, we executed an amendment to the Credit Agreement to amend, among other things, certain financial covenants during our fiscal 2019 (the "May 2018 Amendment"). The May 2018 Amendment provides for the following maximum ratios as defined in the Credit Agreement:

	Maximum leverage ratios per the Credit Agreement
	Q1 FY19	Q2 FY19	Q3 FY19	Q4 FY19
Consolidated Leverage Ratio	7.25	8.25	8.00	6.75
Consolidated Senior Secured Leverage Ratio	5.00	5.50	5.25	4.50

The May 2018 Amendment also provides that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) must be greater than 2.00 to 1.00 through the fiscal quarter ended December 31, 2018, and 2.50 to 1.00 for the quarter ended March 31, 2019. In addition, the May 2018 Amendment reduced the Revolving Credit Facility from $400,000 to $200,000, amended the borrowing rates under the Revolving Credit Facility and Term A Loan and the fee for unused commitments under the Revolving Credit Facility, all of which vary depending on our Consolidated Leverage Ratio, and further restricts our ability to enter into certain transactions. Debt issuance costs related to the May 2018 Amendment of approximately $2,800 will be amortized over the term of the amendment. In connection with the reduction in our revolving credit facility and the prepayments of the Term A Loan, unamortized debt issuance costs of $3,203 were written off during the quarter ended September 30, 2018 and were included in interest expense in the condensed consolidated statements of comprehensive income (loss). The remaining debt issuance costs of approximately $8,000 are being amortized over the term of the Credit Agreement. As of September 30, 2018, we had no borrowings against our $200,000 Revolving Credit Facility and had outstanding letters of credit of $22,692, which reduced amounts available on the Revolving Credit Facility to $177,308.

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

The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of September 30, 2018, we were in compliance with the covenants of both debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future, or complete a refinancing of our Credit Agreement mentioned above, because of various risks and uncertainties some of which may be beyond our control.

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

Interest rate swaps—During the quarter ended July 2, 2017, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of September 30, 2018, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$751	1.519%	2.242%	June 2019
Non-amortizing swap	100,000	1,997	1.629%	2.242%	June 2020

The amount paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees, for the quarters ended September 30, 2018 and October 1, 2017 totaled $7,465 and $6,691, respectively. Cash paid for interest on debt, including commitment fees, for the six months ended September 30, 2018 and October 1, 2017 totaled $14,538 and $22,888, respectively.

13. Employee Benefit Plans
During the quarter ended September 30, 2018, we recognized an aggregate net benefit for employee defined benefit plans of $186 compared to a net expense of $5,859 during the quarter ended October 1, 2017. The decrease was primarily due to the pension curtailment gain recognized in the quarter ended July 2, 2017, as discussed below.
For the six months ended September 30, 2018, we recognized an aggregate net benefit for employee defined benefit plans of $370 compared to a net expense of $1,507 during the six months ended October 1, 2017. The decrease in expense was primarily due to the pension curtailment gain recognized in the first quarter of fiscal 2018, as discussed below and lower service costs as a result of the curtailment, offset by the additional expense during the quarter ended October 1, 2017 as a result of benefits paid to retiring executives.
Employer contributions and distributions—During the six months ended September 30, 2018, there were no required contributions to the pension trust, and we made no contributions to our other postretirement benefit plans, and no distributions to retirees under the non-qualified supplemental executive retirement plan. During the six months ended October 1, 2017, we contributed $5,600 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made no distributions to retirees under the non-qualified supplemental executive retirement plan. During the remainder of fiscal 2019, we do not expect to make additional contributions to the pension trust, to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans.
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

The income tax provisions for the quarters ended September 30, 2018 and October 1, 2017 represent effective tax rates of 19.8% and 17.9%, respectively. The increase in the rate from the prior year quarter is primarily the result of our recognition of a nondeductible goodwill impairment charge in the prior year quarter. The effective tax rate for the quarter ended September 30, 2018 was lower than the statutory rate primarily because of the loss in the quarter, which caused unfavorable tax adjustments to decrease the rate. The effective tax rate for the quarter ended October 1, 2017 was lower than the statutory rate, primarily because of the nondeductible goodwill impairment in that quarter.

The income tax provisions for the six months ended September 30, 2018 and October 1, 2017 represent effective tax rates of 9.4% and 13.1%, respectively. The decrease in the rate from the prior year period is primarily the result of the effects of The Tax Cuts and Jobs Act ("Tax Legislation") in the current period and our recognition of nondeductible impairment charges in the current and prior periods. The effective tax rate for the six months ended September 30, 2018 was lower than the statutory rate primarily because of the loss in the current period, which caused unfavorable tax adjustments to decrease the rate. The effective tax rate for the six months ended October 1, 2017 was lower than the statutory rate primarily because of the impact of the nondeductible goodwill impairment in that period.
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
We estimate the impact of the Tax Legislation, based on currently available information and interpretations of the law, to be a benefit to us of approximately $49 million, the majority of which was included in our prior period tax benefit. The majority of the tax benefit was due to remeasurement of the U.S. deferred tax liabilities at lower enacted corporate tax rates, which did not have a cash impact on the prior period. The actual impact of the Tax Legislation may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the Tax Legislation.

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

The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off was settled on June 15, 2018. Orbital ATK paid Vista Outdoor $13,047 to settle this matter, which was reflected as an adjustment to the distribution from Vista Outdoor to Orbital ATK at the time of the Spin-Off.

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

Income taxes paid, net of refunds, totaled $3,026 and $2,417 for the six months ended September 30, 2018 and October 1, 2017, respectively.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $4,575 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $3,884.

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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $736 and $731 as of September 30, 2018 and March 31, 2018, respectively.
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
16. Condensed Consolidating Financial Statements

In accordance with the provisions of the 5.875% Notes, the outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of Vista Outdoor domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by Vista Outdoor and any subsidiaries of the parent company other than the subsidiary guarantors are minor. These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors.

17. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Outdoor Products generated approximately 51% of our external sales in the six months ended September 30, 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, and game cameras. Camping products include our outdoor cooking solutions. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated approximately 49% of our external sales in the six months ended September 30, 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Sales to Walmart represented 14% and 15% of our sales in the six months ended September 30, 2018 and October 1, 2017, respectively. No other single customer contributed 10% or more of our sales in the six months ended September 30, 2018 and October 1, 2017.
The following summarizes our results by segment:

	Quarter ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Sales to external customers:
Outdoor Products	$272,466	$291,628	$543,245	$581,611
Shooting Sports	274,119	295,655	532,176	574,421
Total sales to external customers	$546,585	$587,283	$1,075,421	$1,156,032

Gross Profit
Outdoor Products	$61,666	$75,608	$132,616	$152,118
Shooting Sports	47,093	63,341	89,482	133,659
Corporate	(2)	28	(3)	(242)
Total gross profit	$108,757	$138,977	$222,095	$285,535
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $2,158 and $1,391 for the quarters ended September 30, 2018 and October 1, 2017, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $3,780 and $2,252 for the six months ended September 30, 2018 and October 1, 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
(Amounts in thousands except share and per share data unless otherwise indicated)

18. Subsequent Events

There were no subsequent events for the quarter ended September 30, 2018.

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

•	our ability to maintain and enhance brand recognition and reputation;

•	use of social media to disseminate negative commentary and boycotts;

•	reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, firearms or accessories, or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays, and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with compliance and diversification into international and commercial markets;

•	changes in the current tariff structures;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy, and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to execute our strategic transformation plan, including our ability to realize expected benefits from the divestiture of non-core brands and profitability improvement initiatives;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

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

You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal 2018 and in the filings we make with the SEC from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 45 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, outdoor sports optics, protection for certain action sports, and stand up paddle boards. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Dick's Sporting Goods, Sports South, Sportsman's Warehouse, Target, United Sporting Companies, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of September 30, 2018, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of September 30, 2018, our two operating segments were:

•
Outdoor Products generated approximately 51% of our sales in the six months ended September 30, 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, and game cameras. Camping products include our outdoor cooking solutions. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated approximately 49% of our sales in the six months ended September 30, 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

On May 1, 2018, we announced our strategic business transformation plan, designed to allow us to focus our resources on pursuing growth in our core product categories. The plan is a result of a comprehensive evaluation of the brands within our current portfolio based on their ability to serve our target consumer; create cross-selling and other similar synergy opportunities; achieve market leading positions and leadership economics; and demonstrate omni-channel distribution capabilities. As a result of this evaluation, Vista Outdoor will focus on achieving growth through its market-leading brands in ammunition, hunting and shooting accessories, hydration bottles and packs, and outdoor cooking products.
We are exploring strategic options for assets that fall outside of these core product categories, including our Savage and Stevens firearms, Jimmy Styks paddle boards, and Sports Protection brands (e.g. Bell, Giro, and Blackburn). We expect that the execution of our strategic plan will reduce our leverage, improve our financial flexibility and the efficiency of our capital structure, and provide additional resources to reinvest in core product categories, both organically and through acquisition. On August 31, 2018, the Company completed the sale of its Bollé, Serengeti, and Cébé brands (the "Eyewear Brands").
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2019 financial results included the following:
Financial highlights for the quarter ended September 30, 2018

•
Quarterly sales were $546,585 and $587,283 for the quarters ended September 30, 2018, and October 1, 2017, respectively. The decrease was driven by lower Shooting Sports sales of $21,536 and by lower Outdoor Products sales of $19,162 for the reasons described in the Results of Operations section.

•
Gross profit was $108,757 and $138,977 for the quarters ended September 30, 2018, and October 1, 2017, respectively. The decrease in gross profit was primarily due to the sale of the Eyewear Brands and by unfavorable commodity pricing in the Shooting Sports segment.

•	The Eyewear Brands were sold during the quarter ended September 30, 2018, for $158,000, subject to customary working capital adjustments. We used $143,000 of the proceeds to pay down long-term debt.

•	A $23,411 pre-tax impairment charge to identifiable intangible assets was recorded during the quarter.

•
The increase in the current quarter's tax rate to 19.8% from 17.9% in the quarter ended October 1, 2017, was primarily the result of our recognition of a nondeductible goodwill impairment charge in the prior year quarter.

Outlook

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal years, we have seen a challenging retail environment as evidenced by recent bankruptcies and the consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms. We believe the fragmented nature of the outdoor recreation industry, combined with retail and consumer overlap with our existing businesses, present attractive growth opportunities. We hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. Growing market share will continue to be a focus as we execute our strategy of market segmentation by brand and channel. We anticipate introducing new products to accomplish this goal. We are continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and are leveraging the experience from our acquisitions to drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

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

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2018, except for the following:

The Company adopted the new accounting standard on revenue recognition, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective on April 1, 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard allows for early adoption. As of September

30, 2018, we elected to early adopt this standard, which did not have a material impact on our consolidated financial statements.
Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.
Sales
Sales to Walmart represented 14% and 15% of our sales in the six months ended September 30, 2018 and October 1, 2017, respectively. No other single customer contributed 10% or more of our sales in the six months ended September 30, 2018 and October 1, 2017.
The following is a summary of each operating segment's sales:

	Quarter ended				Six months ended
	September 30, 2018	October 1, 2017	$ Change	% Change	September 30, 2018	October 1, 2017	$ Change	% Change
Outdoor Products	$272,466	$291,628	$(19,162)	(6.6)%	$543,245	$581,611	$(38,366)	(6.6)%
Shooting Sports	274,119	295,655	(21,536)	(7.3)%	532,176	574,421	(42,245)	(7.4)%
Total external sales	$546,585	$587,283	$(40,698)	(6.9)%	$1,075,421	$1,156,032	$(80,611)	(7.0)%
The total change in net sales was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products—The decrease in sales was primarily due to lower sales from the Eyewear business in the current quarter compared to the prior year quarter, due to our sale of the Eyewear Brands in the current quarter. In addition, our hydration solutions businesses had lower sales as a result of lower demand and market softness that were partially offset by higher sales in our outdoor cooking business as a result of increased demand.
Shooting Sports—The decrease in sales was caused primarily by the timing of international contracts for centerfire ammunition and lower demand in the market for rimfire ammunition. The decrease was partially offset by increased firearms sales due to new product launches.
Six Months Ended
Outdoor Products—The decrease in sales was primarily due to lower sales from the Eyewear business in the current period compared to the prior period, due to our sale of the Eyewear Brands in the current period. In addition, our hunting and shooting accessories and hydration solutions businesses had lower sales as a result of lower demand and market softness. These decreases were partially offset by higher sales in our outdoor cooking business as a result of increased customer demand.
Shooting Sports—The decrease in sales was caused primarily by lower demand in the market for rimfire ammunition and the timing of international contracts for centerfire ammunition. The decrease was partially offset by increased firearms sales due to new product launches.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Six months ended
Cost of sales	September 30, 2018	October 1, 2017	$ Change	% Change	September 30, 2018	October 1, 2017	$ Change	% Change
Outdoor Products	$210,800	$216,020	$(5,220)	(2.4)%	$410,629	$429,493	$(18,864)	(4.4)%
Shooting Sports	227,026	232,314	(5,288)	(2.3)%	442,694	440,762	1,932	0.4%
Corporate	2	(28)	30	107.1%	3	242	(239)	(98.8)%
Total cost of sales	$437,828	$448,306	$(10,478)	(2.3)%	$853,326	$870,497	$(17,171)	(2.0)%

	Quarter ended				Six months ended
Gross profit	September 30, 2018	October 1, 2017	$ Change	% Change	September 30, 2018	October 1, 2017	$ Change	% Change
Outdoor Products	$61,666	$75,608	$(13,942)	(18.4)%	$132,616	$152,118	$(19,502)	(12.8)%
Shooting Sports	47,093	63,341	(16,248)	(25.7)%	89,482	133,659	(44,177)	(33.1)%
Corporate	(2)	28	(30)	(107.1)%	(3)	(242)	239	98.8%
Total gross profit	$108,757	$138,977	$(30,220)	(21.7)%	$222,095	$285,535	$(63,440)	(22.2)%
The total change in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products—The decrease in gross profit was driven primarily by the sale of the Eyewear Brands in the current quarter, as well as incremental transportation costs.
Shooting Sports—The decrease in gross profit was primarily due to unfavorable commodity costs, lower pricing, and lower sales volume as described above.
Corporate—The change in corporate gross profit was not material.
Six Months Ended
Outdoor Products—The decrease in gross profit was driven primarily by the sale of the Eyewear Brands in the current period and lower sales volume discussed above.
Shooting Sports—The decrease in gross profit was primarily due to lower pricing, unfavorable commodity costs, and lower sales volume as described above.
Corporate—The change in corporate gross profit was not material.
Operating Expenses

	Quarter ended					Six months ended
	September 30, 2018	As a % of Sales	October 1, 2017	As a % of Sales	$ Change	September 30, 2018	As a % of Sales	October 1, 2017	As a % of Sales	$ Change
Research and development	$7,210	1.3%	$7,447	1.3%	$(237)	$14,178	1.3%	$15,238	1.3%	$(1,060)
Selling, general, and administrative	97,282	17.8%	106,386	18.1%	(9,104)	198,336	18.4%	205,812	17.8%	(7,476)
Goodwill and intangibles impairment	23,411	4.3%	152,320	25.9%	(128,909)	23,411	2.2%	152,320	13.2%	(128,909)
Total operating expenses	$127,903	23.4%	$266,153	45.3%	$(138,250)	$235,925	21.9%	$373,370	32.3%	$(137,445)
Quarter Ended
Operating expenses decreased $138,250 primarily due to an impairment of goodwill and intangible assets in the prior year period and cost cutting initiatives in the current period. The decrease was partially offset by an intangible asset impairment and increased spending on professional services related to our strategic business transformation plan in the current quarter.

Six Months Ended
Operating expenses decreased $137,445 primarily due to an impairment of goodwill and intangible assets in the prior year and cost cutting initiatives in the current period. The decrease was partially offset by an impairment of held-for-sale and intangible assets in the current year, as well as increased spending on professional services related to our strategic business transformation plan.
Net Interest Expense

	Quarter ended				Six months ended
	September 30, 2018	October 1, 2017	$ Change	% Change	September 30, 2018	October 1, 2017	$ Change	% Change
Interest Expense	$16,865	$12,569	$4,296	34.2%	$30,337	$24,962	$5,375	21.5%
Quarter Ended
The increase in interest expense was due to the write off of debt issuance costs and a higher average interest rate in the current period, partially offset by a decrease in our average debt balance.
Six Months Ended
The increase in interest expense was due to the write off of debt issuance costs and a higher average interest rate in the current period, partially offset by a decrease in our average debt balance.
Income Tax Provision

	Quarter ended					Six months ended
	September 30, 2018	Effective Rate	October 1, 2017	Effective Rate	$ Change	September 30, 2018	Effective Rate	October 1, 2017	Effective Rate	$ Change
Income taxes	$(8,118)	19.8%	$(25,040)	17.9%	$16,922	$(8,847)	9.4%	$(14,744)	13.1%	$5,897
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for the current year and on estimated effective annual income tax rate for the prior year.
Quarter Ended
The income tax provisions for the quarters ended September 30, 2018 and October 1, 2017 represent effective tax rates of 19.8% and 17.9%, respectively. The increase in the rate from the prior year quarter is primarily the result of our recognition of a nondeductible goodwill impairment charge in the prior year quarter.
Six Months Ended
The income tax provisions for the six months ended September 30, 2018 and October 1, 2017 represent effective tax rates of 9.4% and 13.1%, respectively. The decrease in the rate from the prior year period is primarily a result of the effects of Tax Legislation in the current period and our recognition of nondeductible impairment charges in the current and prior periods.

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
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three and six months ended September 30, 2018 and October 1, 2017 are summarized as follows:

	September 30, 2018	October 1, 2017
Cash provided by operating activities	$58,342	$112,122
Cash provided by (used for) investing activities	132,698	(31,131)
Cash used for financing activities	(166,644)	(76,526)
Effect of foreign exchange rate fluctuations on cash	(1,020)	1,458
Net cash flows	$23,376	$5,923
Operating Activities—Cash provided by operating activities was $58,342 in the six months ended September 30, 2018 compared to cash provided of $112,122 in the prior year period, a change of $53,780. The change from the prior-year period was primarily a result of decreased gross margin and unfavorable changes in net working capital balances. The change in net working capital was driven primarily by increases in net inventories, partially offset by the timing of supplier payments and the collection of customer receivables.
Investing Activities—Cash provided by investing activities was $132,698 compared to $31,131 used in the prior-year period, a change of $163,829. The change is driven by the sale of the Eyewear Brands in the current period.
Financing Activities—Cash used for financing activities was $166,644 in the current period, compared to cash used for financing activities of $76,526 in the prior year period, a change of $90,118. This change was primarily driven by $100,000 of additional debt payments in the current period, partially offset by a favorable settlement with our former parent in the prior quarter of $13,047.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, any share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under the Credit Agreement and the 5.875% Notes, as discussed further below.
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
The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK, as discussed further in Note 14, Income Taxes was settled on June 15, 2018. Orbital ATK paid Vista Outdoor $13,047 to settle this matter, which was reflected as an adjustment to the distribution from us to Orbital ATK at the time of the Spin-off.

Long-Term Debt and Credit Agreement
As of September 30, 2018, our indebtedness consisted of the following:

September 30, 2018
Credit Agreement:
Term Loan	$400,000
Revolving Credit Facility	—
Total principal amount of Credit Agreement	400,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	750,000
Less: Unamortized deferred financing costs	(8,414)
Carrying amount of long-term debt	741,586
Less: current portion	—
Carrying amount of long-term debt, excluding current portion	$741,586
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 38.9% as of September 30, 2018.

See Note 12, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this report for additional discussion of the 5.875% Notes and the Credit Agreement.
During fiscal 2018, we conducted a review of our outstanding debt instruments and initiated discussions with our banks regarding refinancing our Credit Agreement with asset-based revolving and term loan agreements. We believe that this change could provide us with additional flexibility to operate efficiently in a challenging market environment. Subject to debt market conditions, we anticipate finalizing the refinancing before the end of our third fiscal quarter.
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
Our financial covenant ratios as of September 30, 2018 were as follows:

	Interest Coverage Ratio*	Total Leverage Ratio†	Senior Leverage Ratio†
Requirement	2.00	8.25	5.50
Actual	2.58	6.77	3.54
* Not to be below the required financial ratio
† Not to exceed the required financial ratio
The Consolidated Total Leverage Ratio is the sum of our total debt plus financial letters of credit and surety bonds, net of up to $37,500 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. The Consolidated Senior Secured Leverage Ratio is the sum of our senior secured debt plus financial letters of credit and surety bonds, in each case secured by liens on any of our or our subsidiaries’ property or assets, net of up to $37,500 of cash, divided by Covenant EBITDA for the past four fiscal quarters. The Interest Coverage Ratio is Covenant EBITDA divided by pro forma interest expense (excluding amortization or write-off of deferred financing costs).
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
The Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of September 30, 2018, we were in compliance with the covenants of both debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future, or complete a refinancing of our Credit Agreement mentioned above, because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the Credit Agreement may prevent us from drawing under the Revolving Credit Facility and may result in an event of default under the Credit Agreement, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 14% and 15% of our sales in the six months ended September 30, 2018 and October 1, 2017, respectively. No other single customer contributed 10% or more of our sales in the six months ended September 30, 2018 and October 1, 2017.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.7*+
Letter Agreement, dated as of August 31, 2018, by and among Bushnell Inc., Bushnell Performance Optics Asia Limited, Bolle Inc., Serengeti Eyewear, Inc., Bushnell Outdoor Products Japan Limited, Antelope Brands Bidco Inc., and Vista Outdoor Inc. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2018).

3.1*
Amended and Restated Certificate of Incorporation of Vista Outdoor Inc. (Exhibit 3.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

3.2*
Certificate of Amendment to Vista Outdoor Inc. Amended and Restated Certificate of Incorporation (Exhibit 3.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2018).

3.3*	Vista Outdoor Inc. Amended and Restated Bylaws (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2018).
4.1*	Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).
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

VISTA OUTDOOR INC.
Date:	November 8, 2018	By:	/s/ Miguel A. Lopez
		Name:	Miguel A. Lopez
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)