Form 10-Q
period 2018-12-30
Vista Outdoor Inc.
filed 2019-02-07
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2018

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 4, 2019, there were 57,591,087 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$37,624	$22,870
Net receivables	340,016	421,763
Net inventories	425,473	382,278
Income tax receivable	12,044	3,379
Assets held for sale	236,810	200,440
Other current assets	18,519	27,962
Total current assets	1,070,486	1,058,692
Net property, plant, and equipment	219,776	277,207
Goodwill	204,496	657,536
Net intangible assets	364,616	592,279
Deferred charges and other non-current assets	17,343	29,122
Total assets	$1,876,717	$2,614,836
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$19,335	$32,000
Accounts payable	136,550	114,549
Accrued compensation	26,556	36,346
Federal excise tax	14,785	22,701
Liabilities held for sale	40,592	42,177
Other current liabilities	125,430	97,447
Total current liabilities	363,248	345,220
Long-term debt	729,594	883,399
Deferred income tax liabilities	18,497	66,196
Accrued pension and postemployment benefits	35,733	38,196
Other long-term liabilities	63,019	64,335
Total liabilities	1,210,091	1,397,346
Commitments and contingencies (Notes 13 and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,573,713 shares as of December 30, 2018 and 57,431,299 shares as of March 31, 2018	576	574
Additional paid-in capital	1,760,075	1,746,182
Accumulated deficit	(756,334)	(156,526)
Accumulated other comprehensive loss	(73,998)	(104,296)
Common stock in treasury, at cost — 6,390,726 shares held as of December 30, 2018 and 6,533,140 shares held as of March 31, 2018	(263,693)	(268,444)
Total stockholders' equity	666,626	1,217,490
Total liabilities and stockholders' equity	$1,876,717	$2,614,836
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarter ended		Nine months ended
(Amounts in thousands except per share data)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales, net	$467,771	$581,204	$1,543,192	$1,737,236
Cost of sales	373,535	455,099	1,226,861	1,325,596
Gross profit	94,236	126,105	316,331	411,640
Operating expenses:
Research and development	6,503	6,875	20,681	22,113
Selling, general, and administrative	86,418	100,224	284,754	306,036
Goodwill and intangibles impairment (Note 11)	432,612	—	456,023	152,320
Impairment of held-for-sale assets (Notes 6 and 7)	83,854	—	128,775	—
Income (loss) before other expense, interest, and income taxes	(515,151)	19,006	(573,902)	(68,829)
Other income (expense), net	(1,871)	—	(6,796)	—
Interest expense, net	(16,003)	(12,494)	(46,340)	(37,456)
Income (loss) before income taxes	(533,025)	6,512	(627,038)	(106,285)
Income tax provision (benefit)	(18,383)	(47,231)	(27,230)	(61,975)
Net income (loss)	$(514,642)	$53,743	$(599,808)	$(44,310)
Earnings (loss) per common share:
Basic	$(8.94)	$0.94	$(10.43)	$(0.78)
Diluted	$(8.94)	$0.94	$(10.43)	$(0.78)
Weighted-average number of common shares outstanding:
Basic	57,572	57,253	57,525	57,113
Diluted	57,572	57,294	57,525	57,113

Net income (loss) (from above)	$(514,642)	$53,743	$(599,808)	$(44,310)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $19 and $29 for the quarter ended, respectively; and, $57 and $221 for the nine months ended, respectively.	(60)	(49)	(180)	(372)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(172) and $(281) for the quarter ended, respectively; and, $(516) and $(1,240) for the nine months ended, respectively.	543	472	1,629	2,087
Valuation adjustment for pension and postretirement benefit plans, net of tax expense of $0 and $714 for the quarter ended, respectively; and, $0 and $710 for the nine months ended, respectively.	—	(1,202)	—	(1,197)
Change in derivatives, net of tax expense of $88 and $(467) for the quarter ended, respectively; and, $235 and $(481) for the nine months ended, respectively.	(279)	785	(743)	808
Change in cumulative translation adjustment.	76	791	29,592	16,463
Total other comprehensive income (loss)	280	797	30,298	17,789
Comprehensive income (loss)	$(514,362)	$54,540	$(569,510)	$(26,521)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 30, 2018	December 31, 2017
Operating Activities:
Net income (loss)	$(599,808)	$(44,310)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	40,112	41,412
Amortization of intangible assets	19,284	26,653
Impairment of held-for-sale assets (Notes 6 and 7)	128,775	—
Goodwill and intangibles impairment	456,023	152,320
Deferred financing costs expensed	10,458	2,260
Deferred income taxes	(26,610)	(76,173)
Loss on disposal of property, plant, and equipment	8,098	87
Loss on disposition	4,925	—
Stock-based compensation	5,838	7,868
Changes in assets and liabilities:
Net receivables	47,088	12,254
Net inventories	(88,657)	111,250
Accounts payable	36,961	(8,456)
Accrued compensation	(6,911)	10,654
Accrued income taxes	(4,872)	31,258
Federal excise tax	(3,630)	(6,083)
Pension and other postretirement benefits	(555)	(8,960)
Other assets and liabilities	34,429	(5,945)
Cash provided by operating activities	60,948	246,089
Investing Activities:
Capital expenditures	(30,911)	(43,561)
Proceeds from sale of Eyewear business	151,595	—
Proceeds from the disposition of property, plant, and equipment	365	88
Cash provided by (used for) investing activities	121,049	(43,473)
Financing Activities:
Borrowings on lines of credit	440,000	250,000
Payments on lines of credit	(180,000)	(410,000)
Proceeds from issuance of long-term debt	149,343	—
Payments made on long-term debt	(576,000)	(24,000)
Payments made for debt issuance costs	(10,271)	(1,805)
Settlement from former parent	13,047	—
Deferred payments for acquisitions	(1,348)	(1,348)
Shares withheld for payroll taxes	(1,001)	(2,982)
Proceeds from employee stock compensation plans	—	4,237
Cash used for financing activities	(166,230)	(185,898)
Effect of foreign exchange rate fluctuations on cash	(1,013)	1,486
Increase in cash and cash equivalents	14,754	18,204
Cash and cash equivalents at beginning of period	22,870	45,075
Cash and cash equivalents at end of period	$37,624	$63,279
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,756	$4,281

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive income (loss)	—	—	—	(44,310)	17,789	—	(26,521)
Exercise of stock options	265,160	—	(6,734)	—	—	10,971	4,237
Restricted stock grants net of forfeitures	(66,473)	—	126	—	—	(1,756)	(1,630)
Share-based compensation	—	—	7,868	—	—	—	7,868
Restricted stock vested and shares withheld	51,307	—	(758)	—	—	1,479	721
Employee stock purchase plan	20,670	—	(482)	—	—	854	372
Other	4,556	2	(65)	—	—	228	165
Balance, December 31, 2017	57,289,539	$573	$1,752,858	$(152,343)	$(95,203)	$(275,608)	$1,230,277

Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive income (loss)	—	—	—	(599,808)	30,298	—	(569,510)
Share-based compensation	—	—	5,940	—	—	(102)	5,838
Restricted stock vested and shares withheld	71,192	—	(3,577)	—	—	3,139	(438)
Employee stock purchase plan	13,083	—	(334)	—	—	540	206
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	58,139	2	(1,183)	—	—	1,174	(7)
Balance, December 30, 2018	57,573,713	$576	$1,760,075	$(756,334)	$(73,998)	$(263,693)	$666,626
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter and nine months ended December 30, 2018
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor has manufacturing and distribution facilities in 18 locations in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Australia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2018 (“fiscal 2018”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2018. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of December 30, 2018 and March 31, 2018, our results of operations for the quarter and nine months ended December 30, 2018 and December 31, 2017, and our cash flows for the nine months ended December 30, 2018 and December 31, 2017.

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
Interest rate swaps—We periodically enter into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. The fair value of those swaps is determined using a pricing model based on observable inputs for similar instruments and other market assumptions. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for additional information.
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
Contingent consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, approximately $10,000 of the purchase price is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is to be paid in three equal installments as each milestone is achieved. The growth milestones for the second year have been met and, therefore, we paid $3,371 during the quarter ended December 30, 2018.
Sublease of former corporate headquarters—In the quarter ended December 30, 2018, we entered into a sublease for our former corporate headquarters located in Farmington, Utah. We recognized a loss of $2,340 associated with the execution of the sublease agreement as the expected discounted cash flows to be incurred under the remaining operating lease term of approximately seven years exceed anticipated discounted cash flows from the new operating sublease. Additionally, we evaluated the long-lived assets associated with our former corporate headquarters for impairment and determined that they were no longer recoverable. As a result, we recognized a loss of $5,317 related to the impairment of long-lived assets associated with our former corporate headquarters. Both losses are included in the selling, general and administrative line item in the Condensed Consolidated Statement of Comprehensive Income (Loss). The fair values of the sublease and long-lived assets were based on expected future cash flows using Level 3 inputs under ASC 820.

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	December 30, 2018		March 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$320,250	$350,000	$328,248
Variable-rate debt	409,343	409,343	576,000	576,000

3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rates, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 13, Long-term Debt, for additional information on our interest rate swaps.
We entered into various commodity forward contracts during the quarters ended September 30, 2018 and December 30, 2018. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. Hedge accounting would cease if it became probable that the originally-forecasted hedged transaction will not occur. The related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
The fair value of the lead forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in our financial statements. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of December 30, 2018, we had outstanding lead forward contracts on 9 million pounds of lead.
The derivative gains or losses in the unaudited condensed consolidated statements of comprehensive income related to lead forward contracts during the three and nine months ended December 30, 2018 were immaterial. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.

4. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Quarter ended December 30, 2018			Quarter ended December 31, 2017
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$197,554	$197,554	$—	$238,858	$238,858
Firearms	—	43,775	43,775	—	47,468	47,468
Hunting and Shooting Accessories	109,287	—	109,287	122,215	—	122,215
Action Sports	73,682	—	73,682	79,301	—	79,301
Outdoor Recreation	43,473	—	43,473	48,489	—	48,489
Eyewear	—	—	—	44,873	—	44,873
Total	$226,442	$241,329	$467,771	$294,878	$286,326	$581,204

Geographic Region
United States	$160,582	$208,541	$369,123	$190,265	$246,981	$437,246
Rest of the World	65,860	32,788	98,648	104,613	39,345	143,958
Total	$226,442	$241,329	$467,771	$294,878	$286,326	$581,204

	Nine months ended December 30, 2018			Nine months ended December 31, 2017
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$639,158	$639,158	$—	$733,631	$733,631
Firearms	—	134,347	134,347	—	127,116	127,116
Hunting and Shooting Accessories	327,211	—	327,211	355,336	—	355,336
Action Sports	230,117	—	230,117	236,908	—	236,908
Outdoor Recreation	160,500	—	160,500	166,999	—	166,999
Eyewear	51,859	—	51,859	117,246	—	117,246
Total	$769,687	$773,505	$1,543,192	$876,489	$860,747	$1,737,236

Geographic Region
United States	$541,646	$679,144	$1,220,790	$577,416	$745,770	$1,323,186
Rest of the World	228,041	94,361	322,402	299,073	114,977	414,050
Total	$769,687	$773,505	$1,543,192	$876,489	$860,747	$1,737,236
Effective April 1, 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The standard did not have a material effect on our financial statements.
The vast majority of our revenues are from the sale of consumer products in the outdoor recreation and shooting sports markets. Our customers consist primarily of retailers and distributors, as well as government, law enforcement, and military professionals. We also sell some of our products online directly to consumers. Our top customer is Walmart, representing 14% and 14% of our sales for the nine months ended December 30, 2018 and December 31, 2017, respectively. No other single customer contributed 10% or more of our sales for the nine months ended December 30, 2018 and December 31, 2017.
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

In computing EPS for the quarter and nine months ended December 30, 2018 and December 31, 2017, earnings, as reported for each respective period, is divided by the number of shares below:

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net income (loss)	$(514,642)	$53,743	$(599,808)	$(44,310)
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,572	57,253	57,525	57,113
Dilutive effect of stock-based awards (1)	—	41	—	—
Diluted EPS shares outstanding	57,572	57,294	57,525	57,113
Shares excluded from the calculation of diluted EPS because the option exercise/threshold price was greater than the average market price of the common shares	460	236	424	149
Earnings (loss) per common share:
Basic	$(8.94)	$0.94	$(10.43)	$(0.78)
Diluted	$(8.94)	$0.94	$(10.43)	$(0.78)
(1) Due to the loss from continuing operations in the quarter and nine months ended December 30, 2018 and the nine months ended December 31, 2017, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.

6. Assets and Liabilities Held for Sale
During the quarter ended December 30, 2018, we entered into negotiations with a number of potential buyers for the legal entities comprising our firearms business, which is part of our Shooting Sports segment and comprises our firearms reporting unit. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy.

The gross proceeds from the divestiture are expected to be approximately $210,000, subject to net working capital adjustments and transaction costs. The sale of the legal entities comprising our firearms business is expected to be completed in the next few quarters. As we believe that the sale of the firearms business will result in a net loss, we recognized an impairment of $83,854 during the quarter ended December 30, 2018.
The operating results of this business do not qualify for reporting as discontinued operations. For the quarter and nine months ended December 30, 2018, the earnings before taxes for this business were $6,461 and $15,749, respectively. For the quarter and nine months ended December 31, 2017, the earnings before taxes for this business were $4,491 and $10,378, respectively.
The following table presents information related to the assets and liabilities of the firearms business that was classified as held for sale at December 30, 2018:

Assets and Liabilities Held for Sale

(Amounts in thousands except share data)	December 30, 2018
Assets
Net receivables	$44,880
Net inventories	37,048
Other current assets	1,344
Net property, plant, and equipment	34,591
Goodwill	121,463
Net intangible assets	79,810
Deferred charges and other noncurrent assets	1,528
Total assets held for sale	$320,664

Liabilities
Accounts payable	$9,614
Accrued compensation	1,878
Accrued income taxes	465
Federal excise tax	4,228
Other current liabilities	2,898
Deferred tax liabilities	21,509
Total liabilities held for sale	$40,592

Total net assets held for sale	$280,072

Total net assets held for sale	$280,072
Currency translation adjustment attributable to firearms business	3,782
Total net assets including currency translation adjustment	283,854
Estimated fair value less costs to sell	(200,000)
Impairment of held-for-sale assets	$83,854

Total assets held for sale	$320,664
Impairment of held-for-sale assets	(83,854)
Adjusted assets held for sale	$236,810
7. Divestitures

On August 31, 2018, the Company completed the sale of its Bollé, Serengeti, and Cébé brands (the "Eyewear Brands"). The selling price was $158,000, subject to customary working capital adjustments. As a result of the sale, during the nine months ended December 30, 2018, the Company recorded a pretax loss of $4,925, which is included in other income (expense), net primarily due to the final allocation of goodwill and fixed assets for the Eyewear Brands.

During the nine months ended December 30, 2018, we recognized an impairment of $44,921 related to an expected loss on the sale of our held-for-sale assets related to the Eyewear Brands. The loss is primarily attributable to cumulative foreign currency translation adjustments for these entities that was reclassified to earnings upon their sale.

We are currently negotiating the final working capital adjustments with the buyer.

8. Receivables
Net receivables are summarized as follows:

	December 30, 2018	March 31, 2018
Trade receivables	$337,546	$453,939
Other receivables	21,139	4,017
Less: allowance for doubtful accounts and discounts	(18,669)	(36,193)
Net receivables	$340,016	$421,763
As of December 30, 2018, Walmart and Amazon represented 21% and 13% of the total trade receivables balance, respectively. As of March 31, 2018, Walmart represented 14% of the total trade receivables balance. No other customer represented more than 10% of our total trade receivables balance as of December 30, 2018 and March 31, 2018.
9. Inventories
Net inventories consist of the following:

	December 30, 2018	March 31, 2018
Raw materials	$91,089	$88,588
Work in process	38,682	40,812
Finished goods	295,702	252,878
Net inventories	$425,473	$382,278

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $15,989 and $24,040 as of December 30, 2018 and March 31, 2018, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	December 30, 2018	March 31, 2018
Pension and other postretirement benefits	$(65,207)	$(66,656)
Derivatives	1,161	1,904
Cumulative translation adjustment	(9,952)	(39,544)
Total AOCL	$(73,998)	$(104,296)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	Quarter ended December 30, 2018				Nine months ended December 30, 2018
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$1,440	$(65,690)	$(10,028)	$(74,278)	$1,904	$(66,656)	$(39,544)	$(104,296)
Net actuarial losses reclassified from AOCL (1)	—	543	—	543	—	1,629	—	1,629
Prior service costs reclassified from AOCL (1)	—	(60)	—	(60)	—	(180)	—	(180)
Net increase in fair value of derivatives	(279)	—	—	(279)	(743)	—	—	(743)
Net change in cumulative translation adjustment	—	—	76	76	—	—	29,592	29,592
Ending balance in AOCL	$1,161	$(65,207)	$(9,952)	$(73,998)	$1,161	$(65,207)	$(9,952)	$(73,998)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Quarter ended December 31, 2017				Nine months ended December 31, 2017
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$23	$(55,632)	$(40,391)	$(96,000)	$—	$(56,929)	$(56,063)	$(112,992)
Net actuarial losses reclassified from AOCL (1)	—	472	—	472	—	2,087	—	2,087
Prior service costs reclassified from AOCL (1)	—	(49)	—	(49)	—	(372)	—	(372)
Valuation adjustment for pension and postretirement benefit plans (2)	—	(1,202)	—	(1,202)	—	(1,197)	—	(1,197)
Net increase in fair value of derivatives	785	—	—	785	808	—	—	808
Net change in cumulative translation adjustment	—	—	791	791	—	—	16,463	16,463
Ending balance in AOCL	$808	$(56,411)	$(39,600)	$(95,203)	$808	$(56,411)	$(39,600)	$(95,203)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	See Note 14, Employee Benefit Plans, for a description of the pension curtailment gain recognized in the quarter ended July 2, 2017.

11. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance, March 31, 2018	$452,627	$204,909	$657,536
Impairment	(327,772)	—	(327,772)
Effect of foreign currency exchange rates	—	(279)	(279)
Held for sale	—	(121,463)	(121,463)
Divestitures	(3,526)	—	(3,526)
Balance, December 30, 2018	$121,329	$83,167	$204,496
Under accounting principles generally accepted in the United States, we are required to assess the fair value of our reporting units in the event we determine, based on our assessment of various qualitative factors, that a triggering event has occurred indicating that it is more likely than not that the fair value of a reporting unit is less than the book value of such reporting unit on our balance sheet. Once we determine that a triggering event has occurred, we then assess the fair value of our reporting units using both income and market-based approaches. In determining the fair value of a reporting unit, the estimated value of the reporting unit under the income-based approach is weighted equally with the reporting unit’s estimated value under the market-based approach.
Under the income-based approach, the fair value of a reporting unit is estimated using a discounted cash flow model that requires us to make significant estimates based on our judgment regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate.
Under the the-market based approach, we estimate the fair value of a reporting unit as the sale price that we could reasonably expect to realize from the sale of the reporting unit. In estimating this sale price, we reference valuation multiples implied by the trading price of the common stock of comparable publicly-traded companies selected based on our judgment, as well as the purchase price paid by the acquirer in sale transactions involving comparable companies selected based on our judgment.
The trading price of our common stock declined significantly in the quarter ended December 30, 2018, increasing the difference between the market value of Vista Outdoor equity and the book value of the assets recorded on our balance sheet and implying that investors’ may believe that the fair value of our reporting units is lower than their book value. In addition, as a result of a weaker than expected 2018 holiday shopping season and increasing uncertainty from the impact of retail bankruptcies, tariffs and other factors affecting the market for our products, we reduced our sales projections for fiscal year 2020 and beyond for a number of our reporting units for purposes of our long-range financial plan, which is updated annually beginning in our third quarter. As a result of these factors, we determined that a triggering event had occurred during the quarter with respect to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units, which required that we assess the fair value of these reporting units using the income-based and market-based approaches described above.
As a result of this assessment, during the quarter ended December 30, 2018, Vista Outdoor recorded a $429,395 impairment of goodwill and identifiable indefinite-lived intangible assets related to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units. In each impaired reporting unit, our estimate of fair value was negatively impacted by the lower projected sales described above, resulting in reduced cash flows for those businesses in fiscal year 2020 and beyond. Our estimates of the fair values of these reporting units was also significantly reduced by increases in prevailing interest rates, which required that we apply a higher discount rate in the income-based valuation approach, and by lower valuation multiples implied by recent trading prices for the common stock of comparable publicly traded companies, which required that we apply lower valuation multiples in estimating the fair value of these reporting units using the market-based approach.
The excess carrying amount over fair value, and resulting goodwill impairment, in our Hunting and Shooting Accessories reporting unit was $38,386. As a result of the goodwill impairment, there is no remaining goodwill in our Hunting and Shooting Accessories reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $36,223 impairment related to our Bushnell, Outers, Champion, and Weaver's tradenames. We determined the fair values of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 2.0%.

The excess carrying amount over fair value, and resulting goodwill impairment, in our Outdoor Recreation reporting unit was $129,470. As a result of the goodwill impairment, there is $121,329 of remaining goodwill in our Outdoor Recreation reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $43,400 impairment related to our CamelBak tradename. We determined the fair value of the indefinite-lived tradename using a royalty rate of 2.0%.

The excess carrying amount over fair value, and resulting goodwill impairment, in our Action Sports reporting unit was $159,916. As a result of the goodwill impairment, there is no remaining goodwill in our Action Sports reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $22,000 impairment related to our Giro tradename. We determined the fair value of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 1.5%.

We evaluated our other reporting unit and concluded that the fair value exceeded the carrying amount.
The goodwill recorded within the Outdoor Products segment is presented net of $872,878 of accumulated impairment losses, of which $327,772 was recorded during the quarter ended December 30, 2018, $143,400 was recorded in fiscal 2018, and $401,706 was recorded prior to fiscal 2018. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments, due to the significance of unobservable inputs developed using company-specific information.
Net intangible assets other than goodwill consisted of the following:

	December 30, 2018			March 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(9,761)	$38,599	$62,657	$(11,993)	$50,664
Patented technology	16,612	(9,364)	7,248	16,466	(8,157)	8,309
Customer relationships and other	240,112	(66,707)	173,405	318,476	(91,093)	227,383
Total	305,084	(85,832)	219,252	397,599	(111,243)	286,356
Non-amortizing trade names	145,364	—	145,364	305,923	—	305,923
Net intangible assets	$450,448	$(85,832)	$364,616	$703,522	$(111,243)	$592,279

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

In the quarter ended December 30, 2018, we decided to close down some small operations. As a result, we impaired $3,217 of net amortizing intangible assets in the Outdoor Products Segment. The remeasurement of intangible assets is classified as a Level 3 fair value assessment as described in Note 2 due to the significance of unobservable inputs developed using company-specific information.

The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.5 years. The amount of amortizing intangible assets for the Outdoor Products segment is presented net of a $26,628 impairment charge recorded in fiscal 2019 and a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products segment is presented net of $101,623, $8,920, and $34,230 of impairment losses recorded in fiscal 2019, 2018, and 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015. Amortization expense for the quarters ended December 30, 2018 and December 31, 2017 was $5,664 and $8,400, respectively, and for the nine months ended December 30, 2018 and December 31, 2017 was $19,284 and $26,653, respectively.

As of December 30, 2018, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2019	$4,652
Fiscal 2020	20,071
Fiscal 2021	20,047
Fiscal 2022	19,992
Fiscal 2023	19,877
Thereafter	134,613
Total	$219,252

12. Other Current and Non-Current Liabilities

Other current and non-current liabilities consisted of the following:

	December 30, 2018	March 31, 2018
Other current liabilities:
Accrual for in-transit inventory	$32,551	$29,200
Rebate accrual	20,086	14,827
Other	72,793	53,420
Total other current liabilities	$125,430	$97,447

Other non-current liabilities:
Non-current portion of accrued income tax liability	$36,657	$34,716
Other	26,362	29,619
Total other non-current liabilities	$63,019	$64,335
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

Balance, March 31, 2018	$10,247
Payments made	(3,106)
Warranties issued	3,815
Other adjustments	(1,813)
Changes related to pre-existing warranties	(202)
Balance, December 30, 2018	$8,941

13. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 30, 2018	March 31, 2018
Credit Agreements due 2023:
Revolving Credit Facility	$260,000	$—
Term Loan	109,343	—
Credit Agreement due 2021:
Term Loan	—	576,000
Revolving Credit Facility	—	—
Total principal amount of Credit Agreements	369,343	576,000
Junior Term Loan	40,000	—
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	759,343	926,000
Less: unamortized deferred financing costs	(10,414)	(10,601)
Carrying amount of long-term debt	748,929	915,399
Less: current portion	(19,335)	(32,000)
Carrying amount of long-term debt, excluding current portion	$729,594	$883,399

Credit Agreements—On November 19, 2018, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, which provided for a $200,000 revolving credit facility and a $400,000 term loan A, by entering into new credit facilities (collectively, the “New Credit Facilities”) provided for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”). The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of December 30, 2018, based on the borrowing base less outstanding borrowings of $260,000 and outstanding letters of credit of $23,007, the amount available to us under the ABL Revolving Credit Facility was $150,669.

The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The loans under the Term Loan are subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July and October, with the remaining balance due on the Maturity Date. The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date. There are no scheduled principal payments under the Junior Term Loan, which will be payable in full on the Maturity Date.

Borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.75% to 1.25% or the sum of a LIBO rate plus a margin ranging from 1.75% to 2.25%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of December 30, 2018, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 1.25% for base rate loans and 2.25% for LIBO rate loans and (b) FILO revolving credit loans, 2.25% for base rate loans and 3.25% for LIBO rate loans, (2) Term Loan was 2.75% for base rate loans and 3.75% for LIBO rate loans, and (3) Junior Term Loan was 7.00% for base rate loans and 8.00% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of December 30, 2018 was 5.63%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.

Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the New Credit Facilities.

Debt issuance costs related to the New Credit Facilities, including a portion of the existing unamortized debt issuance costs, totaling approximately $11,000 will be amortized over the term of the New Credit Facilities. In connection with the refinancing, net unamortized debt issuance costs of $2,404 plus additional costs related to the refinancing of approximately $500 were written off during the quarter ended December 30, 2018 and were included in interest expense in the condensed consolidated statements of comprehensive income (loss).

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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of December 30, 2018, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control.

Rank and guarantees—The New Credit Facilities' obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our New Credit Facilities or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”;

•	upon defeasance or satisfaction and discharge of the 5.875% Notes; or

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the New Credit Facilities and all capital markets debt securities.

Interest rate swaps—During fiscal 2018, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of December 30, 2018, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$576	1.519%	2.345%	June 2019
Non-amortizing swap	100,000	1,321	1.629%	2.345%	June 2020

The amount paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees, for the quarters ended December 30, 2018 and December 31, 2017 totaled $15,108 and $16,834, respectively. Cash paid for interest on debt, including commitment fees, for the nine months ended December 30, 2018 and December 31, 2017 totaled $29,646 and $39,722, respectively.

14. Employee Benefit Plans
During the quarter ended December 30, 2018, we recognized an aggregate net benefit for employee defined benefit plans of $186 compared to a net expense of $0 during the quarter ended December 31, 2017. The decrease in expense was primarily due to expected return on plan assets and elimination of service cost due to pension curtailment on July 31, 2017, as discussed below.
For the nine months ended December 30, 2018, we recognized an aggregate net benefit for employee defined benefit plans of $556 compared to a net expense of $1,506 during the nine months ended December 31, 2017. The decrease in expense was primarily due to expected return on plan assets and elimination of service cost due to pension curtailment on July 31, 2017, as discussed below.
Employer contributions and distributions—During the nine months ended December 30, 2018, there were no required contributions to the pension trust, and we made no contributions to our other postretirement benefit plans, and no distributions to retirees under the non-qualified supplemental executive retirement plan. During the nine months ended December 31, 2017, we contributed $8,800 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made no distributions to retirees under the non-qualified supplemental executive retirement plan. During the remainder of fiscal 2019, we do not expect to make additional contributions to the pension trust, to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans.
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

15. Income Taxes

Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for the current year and on estimated effective annual income tax rate for the prior year.

The income tax provisions for the quarters ended December 30, 2018 and December 31, 2017 represent effective tax rates of 3.4% and (725.3)%, respectively. The increase in the rate from the prior year quarter is primarily the result of the nondeductible impairment charges in the current quarter and the income tax effects of the Tax Cuts and Jobs Act ("Tax Legislation") in the prior year quarter. The effective tax rates for the quarters ended December 30, 2018 and December 31, 2017 were lower than the statutory rate primarily because of the recognition of the nondeductible impairment charges and the impact of the Tax Legislation, respectively.

The income tax provisions for the nine months ended December 30, 2018 and December 31, 2017 represent effective tax rates of 4.3% and 58.3%, respectively. The decrease in the rate from the prior year period is primarily the result of nondeductible impairment charges in the current period and the effects of the Tax Legislation in the prior period. The effective tax rate for the nine months ended December 30, 2018 was lower than the statutory rate primarily because of the recognition of the nondeductible impairment charges in the current period. The effective tax rate for the nine months ended December 31, 2017 was higher than the statutory rate primarily because of the effects of the Tax Legislation in the prior period.

In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the impairment charges recorded in the current quarter, we are in a cumulative loss position for the three year period ending December 30, 2018. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have established a valuation allowance of $29,216 during the current quarter for a total valuation allowance of $31,691 on our deferred tax asset as of December 30, 2018.
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
The impact of the Tax Legislation was a benefit to us of approximately $49 million, the majority of which was included in our prior period tax benefit. The tax benefit was primarily due to remeasurement of the U.S. deferred tax liabilities at lower enacted corporate tax rates, which did not have a cash impact on the prior period.

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

Income taxes paid, net of refunds, totaled $3,780 and $(18,060) for the nine months ended December 30, 2018 and December 31, 2017, respectively.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $7,318 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $6,565.
16. Contingencies
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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $729 and $731 as of December 30, 2018 and March 31, 2018, respectively.
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
17. Condensed Consolidating Financial Statements

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

18. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. In addition, certain significant asset balances are not readily identifiable with individual segments and therefore cannot be allocated. Each segment is described below:

•
Outdoor Products generated approximately 50% of our external sales in the nine months ended December 30, 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, and game cameras. Camping products include our outdoor cooking solutions. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated approximately 50% of our external sales in the nine months ended December 30, 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Sales to Walmart represented 14% and 14% of our sales in the nine months ended December 30, 2018 and December 31, 2017, respectively. No other single customer contributed 10% or more of our sales in the nine months ended December 30, 2018 and December 31, 2017.

The following summarizes our results by segment:

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales to external customers:
Outdoor Products	$226,442	$294,878	$769,687	$876,489
Shooting Sports	241,329	286,326	773,505	860,747
Total sales to external customers	$467,771	$581,204	$1,543,192	$1,737,236

Gross Profit
Outdoor Products	$54,143	$74,175	$186,759	$226,293
Shooting Sports	40,095	51,986	129,577	185,645
Corporate	(2)	(56)	(5)	(298)
Total gross profit	$94,236	$126,105	$316,331	$411,640
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,749 and $1,946 for the quarters ended December 30, 2018 and December 31, 2017, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $5,530 and $4,198 for the nine months ended December 30, 2018 and December 31, 2017, respectively.

19. Subsequent Events

The Company has evaluated events as of December 30, 2018 through February 7, 2019, the date these financial statements are issued, and has determined that there were no subsequent events that require disclosure.

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

•	our ability to maintain and enhance brand recognition and reputation;

•	others' use of social media to disseminate negative commentary about us and boycotts;

•	reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, firearms or accessories, or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays, and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with diversification into new international and commercial markets, including regulatory compliance;

•	changes in the current tariff structures;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy, and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state firearms and ammunition regulations;

•	our ability to realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to execute our strategic transformation plan, including our ability to realize expected benefits from the divestiture of non-core brands and profitability improvement initiatives;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

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
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 45 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, outdoor sports optics, and protection for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Dick's Sporting Goods, Sports South, Sportsman's Warehouse, Target, United Sporting Companies, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end users.
As of December 30, 2018, we operated in two business segments. These operating segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of December 30, 2018, our two operating segments were:

•
Outdoor Products generated approximately 50% of our sales in the nine months ended December 30, 2018. The Outdoor Products product lines are action sports, archery/hunting accessories, camping, sport protection products, golf, hydration products, optics, shooting accessories, tactical products and water sports. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, and game cameras. Camping products include our outdoor cooking solutions. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs. Water sports products include stand up paddle boards.

•
Shooting Sports generated approximately 50% of our sales in the nine months ended December 30, 2018. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

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
We are exploring strategic options for assets that fall outside of these core product categories, including our Savage and Stevens firearms, Jimmy Styks paddle boards, and Action Sports brands (e.g. Bell, Giro, and Blackburn). We expect that the execution of our strategic plan will reduce our leverage, improve our financial flexibility and the efficiency of our capital structure, and provide additional resources to reinvest in core product categories, both organically and through acquisition. On August 31, 2018, the Company completed the sale of its Bollé, Serengeti, and Cébé brands (the "Eyewear Brands").
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2019 financial results included the following:
Financial highlights for the quarter ended December 30, 2018

•
Quarterly sales were $467,771 and $581,204 for the quarters ended December 30, 2018, and December 31, 2017, respectively. The decrease was driven by lower Outdoor Products sales of $68,436 and by lower Shooting Sports sales of $44,997 for the reasons described in the Results of Operations section.

•
Gross profit was $94,236 and $126,105 for the quarters ended December 30, 2018, and December 31, 2017, respectively. The decrease in gross profit was primarily due to the sale of the Eyewear Brands and by lower sales volumes described in the Results of Operations section.

•	The firearms business was classified as held for sale during the quarter end December 30, 2018 resulting in an impairment charge of $83,854 in the fiscal quarter.

•	A $432,612 pre-tax impairment charge ($327,772 impairment to goodwill and $104,840 impairment to intangible assets) was recorded during the fiscal quarter.

•
The increase in the current quarter's tax rate to 3.4% from (725.3)% in the quarter ended December 31, 2017, primarily as a result of the income tax effects of Tax Legislation in the prior year quarter and the impact of the nondeductible impairment charges in the current quarter.

Other notable events affecting fiscal 2019

•
On November 19, 2018, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, which consisted of a $200,000 revolving credit facility and a $400,000 term loan A, by entering into new credit facilities (collectively, the “New Credit Facilities”) consisting of (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”).

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

Accounting for goodwill and indefinite-lived intangibles:
Under accounting principles generally accepted in the United States, we are required to assess the fair value of our reporting units in the event we determine, based on our assessment of various qualitative factors, that a triggering event has occurred indicating that it is more likely than not that the fair value of a reporting unit is less than the book value of such reporting unit on our balance sheet. Once we determine that a triggering event has occurred, we then assess the fair value of our reporting units using both income and market-based approaches. In determining the fair value of a reporting unit, the estimated value of the reporting unit under the income-based approach is weighted equally with the reporting unit’s estimated value under the market-based approach.
Under the income-based approach, the fair value of a reporting unit is estimated using a discounted cash flow model that requires us to make significant estimates based on our judgment regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate.
Under the the-market based approach, we estimate the fair value of a reporting unit as the sale price that we could reasonably expect to realize from the sale of the reporting unit. In estimating this sale price, we reference valuation multiples implied by the trading price of the common stock of comparable publicly-traded companies selected based on our judgment, as well as the purchase price paid by the acquirer in sale transactions involving comparable companies selected based on our judgment.
The trading price of our common stock declined significantly in the quarter ended December 30, 2018, increasing the difference between the market value of Vista Outdoor equity and the book value of the assets recorded on our balance sheet and implying that investors’ may believe that the fair value of our reporting units is lower than their book value. In addition, as a result of a weaker than expected 2018 holiday shopping season and increasing uncertainty from the impact of retail bankruptcies, tariffs and other factors affecting the market for our products, we reduced our sales projections for fiscal year 2020 and beyond for a number of our reporting units for purposes of our long-range financial plan, which is updated annually beginning in our third quarter. As a result of these factors, we determined that a triggering event had occurred during the quarter with respect to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units, which required that we assess the fair value of these reporting units using the income-based and market-based approaches described above.
As a result of this assessment, during the quarter ended December 30, 2018, Vista Outdoor recorded a $429,395 impairment of goodwill and identifiable indefinite-lived intangible assets related to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units. In each impaired reporting unit, our estimate of fair value was negatively impacted by the lower projected sales described above, resulting in reduced cash flows for those businesses in fiscal year 2020 and beyond. Our estimates of the fair values of these reporting units was also significantly reduced by increases in prevailing interest rates, which required that we apply a higher discount rate in the income-based valuation approach, and by lower valuation multiples implied by recent trading prices for the common stock of comparable publicly traded companies, which required that we apply lower valuation multiples in estimating the fair value of these reporting units using the market-based approach.
The excess carrying amount over fair value, and resulting goodwill impairment, in our Hunting and Shooting Accessories reporting unit was $38,386. As a result of the goodwill impairment, there is no remaining goodwill in our Hunting and Shooting Accessories reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $36,223 impairment related to our Bushnell, Outers, Champion, and Weaver's tradenames. We determined the fair values of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 2.0%.

The excess carrying amount over fair value, and resulting goodwill impairment, in our Outdoor Recreation reporting unit was $129,470. As a result of the goodwill impairment, there is $121,329 of remaining goodwill in our Outdoor Recreation reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $43,400 impairment related to our CamelBak tradename. We determined the fair value of the indefinite-lived tradename using a royalty rate of 2.00%.

The excess carrying amount over fair value, and resulting goodwill impairment, in our Action Sports reporting unit was $159,916. As a result of the goodwill impairment, there is no remaining goodwill in our Action Sports reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $22,000 impairment related to our Giro tradename. We determined the fair value of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 1.5%.

We evaluated our other reporting unit and concluded that the fair value exceeded the carrying amount.
Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that our management uses in managing the business are sales, gross profit, and cash flows.

Segment total net sales, cost of sales, and gross profit exclude intersegment sales and profit.
Sales
Sales to Walmart represented 14% and 14% of our sales in the nine months ended December 30, 2018 and December 31, 2017, respectively. No other single customer contributed 10% or more of our sales in the nine months ended December 30, 2018 and December 31, 2017.
The following is a summary of each operating segment's sales:

	Quarter ended				Nine months ended
	December 30, 2018	December 31, 2017	$ Change	% Change	December 30, 2018	December 31, 2017	$ Change	% Change
Outdoor Products	$226,442	$294,878	$(68,436)	(23.2)%	$769,687	$876,489	$(106,802)	(12.2)%
Shooting Sports	241,329	286,326	(44,997)	(15.7)%	773,505	860,747	(87,242)	(10.1)%
Total external sales	$467,771	$581,204	$(113,433)	(19.5)%	$1,543,192	$1,737,236	$(194,044)	(11.2)%
The total change in net sales was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products—The decrease in sales was primarily due to lower sales from the Eyewear business in the current quarter compared to the prior year quarter, due to our sale of the Eyewear Brands in the prior quarter. In addition, our hunting and shooting accessories, action sports, and hydration solutions businesses had lower sales as a result of lower demand and market softness.
Shooting Sports—The decrease in sales was caused primarily by lower demand in the market for centerfire and rimfire ammunition and the timing of international contracts for centerfire ammunition.
Nine Months Ended
Outdoor Products—The decrease in sales was primarily due to lower sales from the Eyewear business in the current period compared to the prior period, due to our sale of the Eyewear Brands in the current fiscal year. In addition, our hunting and shooting accessories, hydration solutions, and action sports businesses had lower sales as a result of lower demand, market softness, and the impact of tariffs. These decreases were partially offset by higher sales in our outdoor cooking business as a result of increased customer demand.
Shooting Sports—The decrease in sales was caused primarily by lower demand in the market for rimfire and centerfire ammunition and the timing of international contracts for centerfire ammunition.

Cost of Sales and Gross Profit

The following is a summary of each operating segment's cost of sales and gross profit:

	Quarter ended				Nine months ended
Cost of sales	December 30, 2018	December 31, 2017	$ Change	% Change	December 30, 2018	December 31, 2017	$ Change	% Change
Outdoor Products	$172,299	$220,703	$(48,404)	(21.9)%	$582,928	$650,196	$(67,268)	(10.3)%
Shooting Sports	201,234	234,340	(33,106)	(14.1)%	643,928	675,102	(31,174)	(4.6)%
Corporate	2	56	(54)	(96.4)%	5	298	(293)	(98.3)%
Total cost of sales	$373,535	$455,099	$(81,564)	(17.9)%	$1,226,861	$1,325,596	$(98,735)	(7.4)%

	Quarter ended				Nine months ended
Gross profit	December 30, 2018	December 31, 2017	$ Change	% Change	December 30, 2018	December 31, 2017	$ Change	% Change
Outdoor Products	$54,143	$74,175	$(20,032)	(27.0)%	$186,759	$226,293	$(39,534)	(17.5)%
Shooting Sports	40,095	51,986	(11,891)	(22.9)%	129,577	185,645	(56,068)	(30.2)%
Corporate	(2)	(56)	54	96.4%	(5)	(298)	293	98.3%
Total gross profit	$94,236	$126,105	$(31,869)	(25.3)%	$316,331	$411,640	$(95,309)	(23.2)%
The total change in cost of sales and gross profit was driven by the changes within the operating segments as described below.
Quarter Ended
Outdoor Products—The decrease in gross profit was driven primarily by the sale of the Eyewear Brands in the current quarter and lower sales volumes discussed above.
Shooting Sports—The decrease in gross profit was primarily due to lower sales volume described above, unfavorable commodity costs, and lower pricing.
Corporate—The change in corporate gross profit was not material.
Nine Months Ended
Outdoor Products—The decrease in gross profit was driven primarily by the sale of the Eyewear Brands in the current period and lower sales volume discussed above.
Shooting Sports—The decrease in gross profit was primarily due to unfavorable commodity costs, lower sales volume described above, and lower pricing.
Corporate—The change in corporate gross profit was not material.

Operating Expenses

	Quarter ended					Nine months ended
	December 30, 2018	As a % of Sales	December 31, 2017	As a % of Sales	$ Change	December 30, 2018	As a % of Sales	December 31, 2017	As a % of Sales	$ Change
Research and development	$6,503	1.4%	$6,875	1.2%	$(372)	$20,681	1.3%	$22,113	1.3%	$(1,432)
Selling, general, and administrative	86,418	18.5%	100,224	17.2%	(13,806)	284,754	18.5%	306,036	17.6%	(21,282)
Goodwill and intangibles impairment (Note 11)	432,612	92.5%	—	—%	432,612	456,023	29.6%	152,320	8.8%	303,703
Impairment of held-for-sale assets	83,854	17.9%	—	—%	83,854	128,775	8.3%	—	—%	128,775
Total operating expenses	$609,387	130.3%	$107,099	18.4%	$502,288	$890,233	57.7%	$480,469	27.7%	$409,764
Quarter Ended
Operating expenses increased $502,288 primarily due to an impairment of goodwill and intangible assets and an impairment of held-for-sale assets in the current period. The increase was partially offset by lower sales volumes in the current period.
Nine Months Ended
Operating expenses increased $409,764 primarily due to an impairment of goodwill and intangible assets and an impairment of held-for-sale assets in the current period. The increase was partially offset by an impairment of intangible assets in the prior year and by lower selling costs in the current period.
Net Interest Expense

	Quarter ended				Nine months ended
	December 30, 2018	December 31, 2017	$ Change	% Change	December 30, 2018	December 31, 2017	$ Change	% Change
Interest Expense	$16,003	$12,494	$3,509	28.1%	$46,340	$37,456	$8,884	23.7%
Quarter Ended
The increase in interest expense was due to the write-off of debt issuance costs and a higher average interest rate in the current period, partially offset by a decrease in our average debt balance.
Nine Months Ended
The increase in interest expense was due to the write-off of debt issuance costs and a higher average interest rate in the current period, partially offset by a decrease in our average debt balance.
Income Tax Provision

	Quarter ended					Nine months ended
	December 30, 2018	Effective Rate	December 31, 2017	Effective Rate	$ Change	December 30, 2018	Effective Rate	December 31, 2017	Effective Rate	$ Change
Income taxes	$(18,383)	3.4%	$(47,231)	(725.3)%	$28,848	$(27,230)	4.3%	$(61,975)	58.3%	$34,745
Our provision for income taxes includes U.S. federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for the current year and on estimated effective annual income tax rate for the prior year.
In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the impairment charges recorded in the current quarter, we are in a cumulative loss position for the three-year period ending December 30, 2018. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have established a valuation allowance of $29,216 during the current quarter for a total valuation allowance of $31,691 on our deferred tax asset as of December 30, 2018.

Quarter Ended
The income tax provisions for the quarters ended December 30, 2018 and December 31, 2017 represent effective tax rates of 3.4% and (725.3)%, respectively. The increase in the rate from the prior year quarter is primarily the result of the recognition of the nondeductible impairment charge in the current quarter and the income tax effects of the Tax Legislation in the prior year quarter.
Nine Months Ended
The income tax provisions for the nine months ended December 30, 2018 and December 31, 2017 represent effective tax rates of 4.3% and 58.3%, respectively. The decrease in the rate from the prior year period is primarily the result of nondeductible impairment charges in the current and prior periods and the effects of Tax Legislation in the prior period.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include committed credit facilities and access to the public debt and equity markets. We use our cash primarily to fund investments in our existing businesses and for debt repayment, acquisitions, and other activities.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the quarter and nine months ended December 30, 2018 and December 31, 2017 are summarized as follows:

	December 30, 2018	December 31, 2017
Cash provided by operating activities	$60,948	$246,089
Cash provided by (used for) investing activities	121,049	(43,473)
Cash used for financing activities	(166,230)	(185,898)
Effect of foreign exchange rate fluctuations on cash	(1,013)	1,486
Net cash flows	$14,754	$18,204
Operating Activities—Cash provided by operating activities was $60,948 in the nine months ended December 30, 2018 compared to cash provided of $246,089 in the prior year period, a change of $185,141. The change from the prior-year period was primarily a result of unfavorable changes in net working capital balances and decreased gross margin. The change in net working capital was driven primarily by increases in net inventories, partially offset by the timing of supplier payments and the collection of customer receivables.
Investing Activities—Cash provided by investing activities was $121,049 compared to $43,473 used in the prior-year period, a change of $164,522. The change was driven by the sale of the Eyewear Brands and a decrease in planned capital expenditures in the current fiscal year.
Financing Activities—Cash used for financing activities was $166,230 in the current period, compared to cash used for financing activities of $185,898 in the prior year period, a change of $19,668. This change was primarily driven by $17,343 of additional debt payments in the prior year, partially offset by a favorable settlement with our former parent in the current fiscal year of $13,047.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, any share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest and principal payments due under the New Credit Facilities and the 5.875% Notes, as discussed further below.

Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions or the company's financial condition and performance.
The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK, as discussed further in Note 15, Income Taxes was settled on June 15, 2018. Orbital ATK paid Vista Outdoor $13,047 to settle this matter, which was reflected as an adjustment to the distribution from us to Orbital ATK at the time of the Spin-off.
Long-Term Debt and Credit Agreement
As of December 30, 2018, our indebtedness consisted of the following:

December 30, 2018
Credit Agreements due 2023:
Revolving Credit Facility	$260,000
Term Loan	109,343
Credit Agreement due 2021:
Term Loan	—
Revolving Credit Facility	—
Total principal amount of Credit Agreements	369,343
Junior Term Loan	40,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	759,343
Less: Unamortized deferred financing costs	(10,414)
Carrying amount of long-term debt	748,929
Less: current portion	(19,335)
Carrying amount of long-term debt, excluding current portion	$729,594
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 53.3% as of December 30, 2018.

See Note 13, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this report for additional discussion of the 5.875% Notes and the New Credit Facilities.

On November 19, 2018, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, which consisted of a $200,000 revolving credit facility and a $400,000 term loan A, by entering into new credit facilities (collectively, the “New Credit Facilities”) consisting of (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”).

Covenants
New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the New Credit Facilities contain financial covenants requiring us to (a) maintain Excess Availability under the ABL Revolving Credit Facility of $45,000 at all times before all amounts owing under the Term Loan Facility and the Junior Term Loan Facility have been paid in full, (b) maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.15:1.00 for any fiscal quarter beginning with the fiscal quarter ending on March 31, 2019 until the fiscal quarter ending immediately prior to the date the Term Loan Facility and the Junior Term Loan Facility have been paid in full, and (c) maintain a FCCR of not less than 1.00:1.00 for any fiscal quarter ending after the Term Loan Facility and the Junior Term Loan Facility have been paid in full. If we do not comply with the covenants in any of the Credit Agreements, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
The FCCR is Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments paid since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of December 30, 2018, our FCCR was 1.81.
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
The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of December 30, 2018, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Contractual Obligations and Commitments

Other than the changes to debt noted previously, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2018.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 14% and 14% of our sales in the nine months ended December 30, 2018 and December 31, 2017, respectively. No other single customer contributed 10% or more of our sales in the nine months ended December 30, 2018 and December 31, 2017.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Asset-Based Revolving Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., the additional borrowers from time to time party thereto, the lenders from time to time party thereto, the L/C issuers from time to time party thereto and Wells Fargo Bank National Association, as administrative agent (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018).

10.2*
Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., the lenders from time to time party thereto and Wells Fargo Bank National Association, as administrative agent (Exhibit 10.2 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018).

10.3*
Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., the lenders from time to time party thereto and GACP Finance Co., LLC, as administrative agent (Exhibit 10.3 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018).

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

VISTA OUTDOOR INC.
Date:	February 7, 2019	By:	/s/ Miguel A. Lopez
		Name:	Miguel A. Lopez
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)