Form 10-K
period 2019-03-31
Vista Outdoor Inc.
filed 2019-05-23
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1016855 (I.R.S. Employer Identification No.)
1 Vista Way
Anoka, MN	55303
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (763) 433-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	VSTO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 30, 2018, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1.0 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 30, 2018).
As of May 13, 2019, there were 57,728,244 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Our Company

Vista Outdoor is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. Vista Outdoor conducts operations through two operating segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Anoka, Minnesota and has 18 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.

We serve the outdoor sports and recreation markets through a diverse portfolio of over 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protection for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumer.

Many of our brands have a rich, long-standing heritage, such as Federal Premium, founded in 1922, and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No.1 sales position in the U.S. markets for ammunition, game calls, golf rangefinders, and trap throwing devices. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to continuously improve the performance, quality, and affordability of our products while providing world-class customer support to our retail partners and end consumer. We have received numerous awards for product innovation by respected industry publications and for customer service from our retail customers. Additionally, high-profile professional sportsmen and athletes use and endorse our products, which influences the purchasing behavior of recreational consumers.

Segments

Vista Outdoor operates through two operating segments: Outdoor Products and Shooting Sports. See Note 19, Operating Segment Information, to our consolidated financial statements for financial information regarding our segments.

Outdoor Products

Our Outdoor Products segment generated approximately 48% of our external sales in fiscal 2019. The product lines within our Outdoor Products segment are focused on the following categories:

•Helmets, goggles, and accessories for cycling, snow sports, action sports, and powersports;
•Archery and hunting accessories, including hunting arrows, game calls, hunting blinds, and game cameras;
•Golf laser rangefinders and other golf-related accessories;
•Hydration packs and water bottles;
•Optics, including binoculars, riflescopes, and telescopes;
•Outdoor cooking equipment, including grills, cookware, and camp stoves;
•Shooting accessories, including reloading equipment, clay targets, and premium gun care products; and
•Tactical accessories, including holsters, duty gear, bags and packs.
Shooting Sports

Our Shooting Sports segment generated approximately 52% of our external sales in fiscal 2019. The product lines within our Shooting Sports segment are focused on the following categories:

•	Centerfire ammunition;

•	Rimfire ammunition;

•	Shotshell ammunition;

•	Reloading components, and

•	Firearms

Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. The Shooting Sports segment designs, develops, produces, and sources ammunition and firearms for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets.

Our Brands

The brands in our Outdoor Products and Shooting Sports segments include the following:

Outdoor Products		Shooting Sports
Alliant Powder	Eagle	American Eagle	Prairie Storm
Bee Stinger	Giro	Blazer	Savage Arms
Bell	Gold Tip	Black Cloud	Savage Range Systems
Blackburn	Hoppe's	CCI	Speer
BLACKHAWK!	Krash	Estate Cartridge	Stevens
Bushnell	Primos	Federal Premium	Syntech
Butler Creek	Raskullz	Force on Force	Valkyrie
CamelBak	Simmons	Fusion
Camp Chef	Tasco	Gold Dot
Champion Target	Uncle Mike's	Gold Medal
CoPilot	Weaver	Lawman

Market Opportunity

We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, and wildlife viewing, totaled $93 billion in 2016, according to the 2017

Outdoor Recreation Economy National Report issued by the Outdoor Industry Association, which publishes data every five years.

Outdoor Recreation Industry

The outdoor recreation and accessories industry represents a large focus area of our business. Examples of the sports and activities we target include archery, camping, cycling, golf, hiking, hunting, snow skiing, target shooting, and wildlife watching. Our consumers often participate in more than one of these activities.

Shooting Sports Industry

Shooting sports products currently represent slightly over half of our sales. Examples of the shooting sports activities we target include target shooting, hunting, as well as ammunition for local law enforcement, the U.S. government and international markets. The shooting sports industry historically has been a cyclical business and can be impacted by the current political climate, the timing of national elections, and other market factors.

Competitive Strengths

Portfolio of Leading Brands Focused on Outdoor Recreation and Shooting Sports

We have a diverse portfolio of outdoor recreation and shooting sports brands, many with long-standing, market-leading positions. We seek to maintain our brand strength by developing performance-enhancing innovations, introducing new products, engaging in product and brand marketing campaigns, providing marketing support to our strategic channel partners, and establishing a strong e-commerce presence to capitalize on the ongoing shift by consumers to online shopping. We target selling prices that balance our premium positioning with our focus on affordability to capture a large consumer base. Our brand strength and product innovations allow us to drive sales growth and deliver robust profit margins.

We employ a segmented brand strategy that leverages over 40 brands that are leaders in niche categories. This approach provides us with competitive advantages, including the following:

•
Strong brand recognition, with the ability to command a leading market share position across several categories. For example, our Federal ammunition brand has the number one market share in ammunition; Savage Arms is a nationally recognized long gun brand among hunters and recreational shooters who desire quality at an affordable price; Bushnell Golf maintains a leading market share position in laser rangefinders; CamelBak is a leading provider of hydration system solutions for individuals in the hiking, cycling, and winter sports markets; Bell is a leading provider of helmets for individuals in the cycling market, and has a number one market share in motocross helmets; Giro is a leading provider of helmets, footwear, and apparel for individuals in the cycling markets and helmets and goggles for the winter sports markets; Primos is the number one market share leader in game calls; and Hoppe's brand has a number one market share in gun cleaning solutions and accessories.

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

We have continuously invested in research and development ("R&D") and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. We have leveraged our resources to help our brands develop a sophisticated R&D business process that we believe is difficult to replicate. Our current intellectual property portfolio includes approximately 800 patents, providing us with valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 115 dedicated design and product development professionals across the organization. Recent examples of our innovative, market-leading products include:

•
For the bird hunters, Federal launched Black Cloud TSS for waterfowl hunters and Heavyweight TSS blended loads for turkey hunters. Small Tungsten Super Shot is in high demand with turkey and now waterfowl enthusiasts alike. Ultra-dense TSS pellets fly farther, penetrate deeper and stay on target longer.

•
Federal Syntech changes the landscape of target ammunition for personal defense and the recreational or competition shooter.  Syntech Pistol Caliber Carbine (PCC) is built to meet the exhaustive demands of fast-pace PCC competitions, with flawless function in carbine platforms. Syntech Training Match, loads that offer the same velocity, trajectory and point of impact as equivalent Federal Premium Personal Defense HST and Tactical HST duty ammunition.

•
For the competition shooter and big-game hunter, Federal has introduced several centerfire rifle rounds loaded with bullets from Barnes TSX in 17 loads, Berger Hybrid Hunter in 10 cartridges, Berger Hybrid OTM in three options and expanded Sierra MatchKing to include 6mm Creedmoor.

•
For cyclists, Giro’s newest high-end road helmet, the Aether MIPS spherical, is the most technically advanced helmet ever constructed. This product is the first in-molded, lightweight, road helmet to integrate the exclusive MIPS spherical technology.

•
For golfers, Bushnell Golf, the No.1 Electronic Measuring Device brand in Golf, launched the ProXE. The ProXE is the most advanced rangefinder to ever hit the golf market. This feature-packed product adds temperature and barometric pressure to Bushnell’s patented Slope technology to give golfer's what we believe is the most precise compensated distances ever.

•
For hunters and shooters, Bushnell introduced its Prime, Nitro, and Forge optics lines to address unmet and common needs by delivering superior light transmission in low light situations and clarity in any condition. We believe this newly introduced line of optics delivers superior performance.

•
For the outdoor cooking enthusiast, Camp Chef introduced the Sidekick, a pellet grill accessory that moves the possibilities of outdoor cooking to almost limitless options and the Pursuit pellet grill, which includes key features like slide and grill, ash clean out and added shelving in a portable configuration.

Proven Manufacturing, Global Sourcing, and Distribution Platform

We believe that our state-of-the-art manufacturing expertise, sourcing and distribution capabilities, and high-quality retail, wholesale and distributor networks allow us to produce, deliver and replenish products in a more efficient and faster manner than our competitors. We believe this speed allows us to better serve the needs of our customers and end consumers and capture market share. We also believe the scale and scope of our manufacturing and distribution operations also allows us to be one of the lowest-cost producers in many of our product categories.

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

We maintain positive relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our top retail and distributor partners include Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. Our management team interfaces directly with the executives of many of our top retail partners to ensure we are delivering the products our retailers need to meet the demands of the end consumer in the most efficient and profitable manner possible. Furthermore, we believe our scale is a unique competitive advantage that allows us to leverage our platform to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support, and organize product category merchandising plans. These capabilities give us an advantage as we believe few competitors offer this level of retail support or a more comprehensive product portfolio.

Our Strategy

Our current strategic business plan is designed to allow us to focus our resources on pursuing growth in our market-leading brands by serving our target consumer with new and innovative products; leveraging our channel relationships and the reputation of our brands with our end consumers; expanding our e-commerce capabilities; and continuously improving operations.

Customers and Marketing

Our primary customers are retailers and distributors who serve outdoor enthusiasts, hunters, recreational shooters and athletes, as well as law enforcement and military professionals. Sales to our top ten retailer and distributor customers accounted for approximately 40% of our consolidated net sales in fiscal 2019. In fiscal 2019, U.S. customers represented approximately 69% of our sales, while international customers represented approximately 21%, and law enforcement and military professionals represented approximately 10%. See Note 19, Operating Segment Information, to our consolidated financial statements for further information regarding our customers and geographic information regarding our sales. We believe the outdoor recreation and shooting sports industries are led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We utilize paid, earned, shared, and owned media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. We supplement this exposure with data-driven print and digital advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube influencers and Range365, a Vista Outdoor branded content site. Our goal is to strengthen our existing consumers' brand loyalty while at the same time reaching new users of our products.

Quality Assurance

We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have a customer call center, which allows us to collect important customer data and feedback on our customer service to ensure that our customers and end consumers are satisfied with our products and customer service.

Employees

We employ approximately 5,200 people. We operate 18 manufacturing and distribution facilities in the United States, Puerto Rico, Mexico, and Canada. We have union-represented employees at our Westfield, Massachusetts and Tijuana, Mexico locations, comprising approximately 6% of our total workforce. We have had no strikes or work stoppages during the last five years. We believe that our employee relations generally are good.

Manufacturing and Supply

We operate 18 manufacturing and distribution facilities in the United States, Puerto Rico, Mexico and Canada.

We source finished product both domestically and internationally for global distribution. Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. Our strong wholesale and retail relationships and diverse product offering provide a unique competitive advantage.

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Clarus, Shimano, Callaway, and Johnson Outdoors in the outdoor sporting market; Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, and Nalgene in the hydration systems market; Remington Arms, Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market; and Marlin, Mossberg, Remington Arms, Ruger, Smith and Wesson of American Outdoor Brands, and Winchester in the firearms market.

Seasonality

Our business experiences a certain level of seasonality. Sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather in those periods. Sales of our premium hunting accessories are generally highest during the months of August through December due to shipments around the fall hunting season and holidays. Sales of sporting ammunition historically have been lower in our first fiscal quarter. Our winter sport accessories sales can be negatively impacted by unseasonably warm or dry weather.

Intellectual Property

In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from those of our competitors. We rely upon trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 800 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills, make important contributions to our business. We are not aware of any facts which would negatively impact our continuing use of any of our tradenames, service marks, trademarks, or patents.

Regulatory Matters

Like many other manufacturers and distributors of consumer products, we are required to comply with numerous laws, rules, and regulations, including those surrounding labor and employment law, environmental law, consumer product safety, data privacy and security, workplace safety, and the export and import of our products. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules, and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.

Our operations are subject to numerous international, federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance with these laws and regulations and that forward-looking, proper and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. We incur operating and capital costs on an ongoing basis to comply with environmental requirements, and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.

Some environmental laws, such as the U.S. federal Superfund law and similar state laws, can impose liability, without regard to fault, for the entire cost of the cleanup of contaminated sites on current or former site owners and operators or parties who sent wastes to such sites. We are conducting investigation and/or remediation activities at certain of our current or former sites where impacts from our historical operations have been identified. We have also been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste disposal sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities at these sites, based on currently available information, we do not currently expect these matters, individually or in the aggregate, to have a material adverse effect on our operating results, financial condition, or cash flows. We could, however, incur substantial additional costs as a result of any additional obligations imposed or conditions identified at these or other sites in the future.

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

• prohibit the interstate mail-order sale of firearms and ammunition;

• regulate our employment of personnel with certain criminal convictions; and

• restrict access to firearm or ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.

In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of certain of our products including firearms, shotguns, ammunition, and night vision devices and related technical data, amongst other products. In many instances, we must obtain export authorizations for international shipments. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

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
Corporate Information
Vista Outdoor was formed as a Delaware corporation on February 9, 2015, pursuant to the spin-off by Orbital ATK of its Sporting Group business to Orbital ATK stockholders. Vista Outdoor is headquartered in Anoka, Minnesota and has 18 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe.
Available Information
You can find reports on our company filed with the SEC on our internet site at www.vistaoutdoor.com under the "Investor Relations" heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.

Glossary and Acronyms

Bushnell: Refers to Bushnell Group Holdings, Inc.

2016 Credit Agreement: Refers to the Vista Outdoor Inc. Amended and Restated Credit Agreement, dated as of April 1, 2016, among Vista Outdoor Inc., Bank of America, N.A. and the Lenders party thereto, as amended from time to time.

2018 Credit Agreements: Refers to the Vista Outdoor Inc. Amended and Restated Credit Agreements, dated as of November 19, 2018, among Vista Outdoor Inc., Wells Fargo Bank, National Association, and the Lenders party thereto, as amended from time to time.

Junior Term Loan: Refers to the Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc. and GACP Finance Co., LLC.

New Credit Facilities: Collectively refers to the 2018 Credit Agreements and the Junior Term Loan.

Form 10: Registration Statement filed by Vista Outdoor on Form 10, as amended on January 16, 2015.

Lake City: Refers to the Lake City Army Ammunition Plant operated by a subsidiary of Northrop Grumman.

Orbital ATK: Refers to Alliant Techsystems Inc. (ATK) prior to February 9, 2015, Orbital ATK for periods from February 9, 2015 to June 6, 2018, and as a division of Northrop Grumman for periods subsequent to June 6, 2018.

Merger: Refers to a subsidiary of ATK merging with and into Orbital Sciences Corporation with Orbital Sciences Corporation surviving the Merger as a wholly owned subsidiary of ATK, immediately following the Spin-Off.

Savage Arms: Refers to Caliber Company, parent company of Savage Sports Corporation.

Spin-Off: Refers to Orbital ATK's completion of the spin-off of its Sporting Group into Vista Outdoor on February 9, 2015.

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

We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Significant competitors in the outdoor sporting market include Clarus, Shimano, Callaway, and Johnson Outdoors. Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, and Nalgene in the hydration systems market; Remington Arms, Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market; and Marlin, Mossberg, Remington Arms, Ruger, Smith and Wesson of American Outdoor Brands, and Winchester in the firearms market.

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

Our products typically face more competition internationally where foreign competitors manufacture and market products in their respective countries, which allows those competitors to sell products at lower prices, which could adversely affect our competitiveness.

In addition, our products compete with many other sporting and recreational products for the discretionary spending of consumers. Failure to effectively compete with these competitors or alternative products could have a material adverse effect on our performance.

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

We often schedule internal production and place orders for products with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

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

The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten customers accounted for approximately 40% of our consolidated net sales in the fiscal year 2019. Further, consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.

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

We currently have agreements with a subsidiary of Orbital ATK pursuant to which such subsidiary manufactures and supplies certain of our ammunition product requirements. Pursuant to an ammunition agreement that is effective for the period from February 10, 2018 through September 30, 2020, Orbital ATK has the option to sell ammunition products to other commercial customers under certain circumstances at a price not lower than the price it offers to us.

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

Our reliance on third-party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers could also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

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

• currency exchange;

• import and export controls;

• social, political, and economic instability in the countries in which we operate;

• local laws and regulations, including those governing labor, product safety and environmental protection;

• changes to international treaties and regulations; and

• limitations on our ability to efficiently repatriate cash from our foreign operations.

Any one or more of these risks could adversely affect our business, financial condition or results of operations.

Changes in U.S. and Global Trade Policies, Including New and Potential Tariffs on Imported Goods, Could Increase Our Cost of Goods or Limit Our Access to Export Markets.

In recent years, protectionist trade policies have been increasing around the world, including in the United States. It is unclear what additional tariffs, duties, border taxes or other similar assessments on imports might be implemented in the future and what effects these changes may have on retail markets or our operating performance. Additional protectionist trade legislation in either the United States or foreign countries, including changes in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import components, parts, and products from foreign suppliers. In particular, increases in tariffs on goods imported into the United States could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our business.

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

Customer preferences include the choice of sales channels. We may not be able to successfully respond to shifting preferences of the end consumer from brick and mortar retail to online retail. Our efforts to introduce new sales channels to respond to such a shift may be costly and ineffective.

Some of our products contain licensed, third party technology that provides important product functionality and features. The loss or inability to obtain and maintain any such licenses could have a material adverse effect on our business.

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

Some of our products are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability and personal injury claims and litigation relating to the use or misuse of our products including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, such claims could have a material adverse effect on our business.

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

Like other global manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state and international laws, rules and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace safety, the environment, the import and export of products, and tax. See Item 1 “Business-Regulatory Matters” for a description of the various laws and regulations our business is subject to. Our failure to comply with applicable federal, state and local laws and regulations may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.

Changes in government policies and firearms and ammunition legislation could adversely affect our financial results.

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

Currently, some members of the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit our sale of affected firearms or ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive or impractical to comply with such restrictions, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restrictions will not have a material adverse effect on our business.

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

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our customers’ and consumers’ data, our reputation may be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers and consumers, which could adversely affect our business.

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

Additionally, after any acquisition, unforeseen issues and/or costs could arise that adversely affect our anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual results of operations may vary significantly from initial estimates due to a variety of factors, including general economic conditions affecting the market for our products.

Furthermore, if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, in fiscal 2019 we recorded an impairment charge to the goodwill and identifiable indefinite-lived intangible assets associated with the Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units.

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

We may implement new marketing and advertising strategies with significantly higher costs than our current channels, which could adversely affect our results of operations. Implementing new marketing and advertising strategies could also increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase in revenue might not offset our related marketing and advertising expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more cost-effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected and our business, financial condition or results of operations could be adversely impacted.

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

Further, we serve the outdoor sports and recreation markets through a diverse portfolio of over 40 brands that appeal to a broad range of end consumers. The perspectives of the broad range of consumers we serve are varied and can cause conflict across brands.

We may incur substantial litigation costs to protect our intellectual property, and if we are unable to protect our intellectual property, we may lose our competitive advantage. We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

Our future success depends in part upon our ability to protect our intellectual property. Our protective measures, including patents, trademarks, copyrights, trade secret protection and internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our failure to stop the misuse by others of our trademarks and service marks may lead to our loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our patents may be held invalid upon challenge, or others may claim rights in, or ownership of, our patents. Moreover, we may become subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming, and could result in a material adverse effect on our business and financial position.

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

Although we manufacture many of the components for our products, we purchase from third parties finished goods, important components, and parts. The costs of these components and parts are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. We also use numerous commodity materials in producing and testing our products, including copper, lead, plastics, steel, wood, and zinc. Commodity prices could increase, and any such increase in commodity prices may harm our results of operations.

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

Higher prices for electricity, natural gas, metals, and fuel increase our production and shipping costs. A significant shortage, increased prices or interruptions in the availability of these commodities would increase the costs of producing and delivering products to our customers and would be likely to negatively affect our earnings. Commodity costs have varied significantly during recent fiscal years and remain a volatile element of our costs.

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

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was passed into law in December 2017 which fundamentally changed federal tax law and has a considerable impact on our income taxes.  Future guidance could alter our current understanding of the law and could have a material adverse effect on our business, results of operations and liquidity.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our New Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our, and our subsidiaries', ability to:

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

A failure to comply with the covenants in the New Credit Facilities could result in an event of default under the New Credit Facilities, which could allow our creditors to accelerate the related indebtedness and proceed against the collateral that secures the indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 5.875% Notes could result in an event of default, which could allow the holders of the 5.875% Notes to accelerate these notes. The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants of any of our other debt agreements could cause a default under these debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness in such circumstances.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

A significant portion of our indebtedness consists of term loans and revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $165 million of variable-rate indebtedness (which was the amount of out indebtedness outstanding as of April 1, 2019, considering our interest rate swaps), a change of 1/8 of one percent in interest rates would result in a $0.3 million change in annual estimated interest expense. Even if we enter into additional interest rate swaps in the future in order to further reduce future interest rate volatility, we may not fully mitigate our interest rate risk.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

During the fiscal year ended March 31, 2019, approximately 21% of our revenue was generated from sales outside the United States. Revenues from foreign operations (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

A portion of our workforce belongs to a union. Failure to successfully negotiate or renew the collective bargaining agreement, or any strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.

Approximately 6% of our employees are covered by collective bargaining agreements. The largest of these agreements expires on June 30, 2020. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew our collective bargaining agreement on satisfactory terms, which could adversely impact our results of operations. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

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

In addition, although our Board of Directors is transitioning to a declassified board, the transition will not be complete until our 2021 annual meeting of stockholders. Until such time, certain of our directors will continue to serve terms longer than one year. This could have the effect of making the replacement of incumbent directors more time consuming and difficult.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities—As of March 31, 2019, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 4.4 million square feet. These facilities are either owned or leased.
As of March 31, 2019, our segments had significant operations at the following locations:

Outdoor Products	Oroville, CA; Petaluma, CA; San Diego, CA; Scotts Valley, CA; Rantoul, IL; Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR; Hyde Park, UT
Shooting Sports	Lewiston, ID; Westfield, MA; Anoka, MN
Corporate	Anoka, MN
The following table summarizes the floor space, in thousands of square feet, of each operating segment as of March 31, 2019:

	Owned	Leased	Total
Outdoor Products	151	2,174	2,325
Shooting Sports	1,640	308	1,948
Corporate	—	100	100
Total	1,791	2,582	4,373
Percentage of total	41%	59%	100%
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
The number of holders of record of Vista Outdoor's common stock as of May 13, 2019 was 3,474.
Equity Compensation Plan Information
See Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated by reference herein for information regarding our equity compensation plans.
Recent Sales of Unregistered Securities
None
Issuer Repurchases of Equity Securities
None.
Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2019 fiscal year end, the cumulative total return for Vista Outdoor common stock with the comparable cumulative total return of three indexes:

•	Standard & Poor's Composite 500 Index, a broad equity market index;

•	Standard & Poor's Mid-Cap 400 Index, an equity market index for entities with similar capitalization levels used in the prior year; and

•	Standard & Poor's Small-Cap 600 Index, an equity market index for entities with similar capitalization levels.

The Standard & Poor's Small-Cap 600 Index was chosen because there is not currently a published industry index that we believe would offer a meaningful comparison.

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

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended March 31
(Amounts in thousands except per share data)	2019	2018	2017	2016	2015 (6)
Results of Operations
Sales, net	$2,058,528	$2,308,463	$2,546,892	$2,270,734	$2,083,414
Cost of sales	1,642,840	1,787,501	1,877,706	1,651,289	1,554,493
Gross profit	415,688	520,962	669,186	619,445	528,921
Operating expenses:
Research and development	27,742	29,663	32,769	12,512	9,518
Selling, general, and administrative	377,049	423,430	424,269	344,175	283,029
Acquisition claim settlement gain, net (1)	—	—	(30,027)	—	—
Impairment of goodwill and intangibles (2)	456,023	152,444	449,199	—	52,220
Impairment of held-for-sale goodwill (7)	80,604	—	—	—	—
Impairment of held-for-sale assets (8)	84,555	—	—	—	—
Income (loss) before other expense, interest, and income taxes	(610,285)	(84,575)	(207,024)	262,758	184,154
Other expense	(6,796)	—	—	—	—
Income (loss) before interest and income taxes	(617,081)	(84,575)	(207,024)	262,758	184,154
Interest expense, net	(57,191)	(49,214)	(43,670)	(24,351)	(30,108)
Income (loss) before income taxes	(674,272)	(133,789)	(250,694)	238,407	154,046
Income tax provision (benefit)	(25,829)	(73,557)	23,760	91,370	74,518
Net income (loss)	$(648,443)	$(60,232)	$(274,454)	$147,037	$79,528
Earnings (loss) per common share:
Basic (3)	$(11.27)	$(1.05)	$(4.66)	$2.36	$1.25
Diluted (3)	$(11.27)	$(1.05)	$(4.66)	$2.35	$1.25
Financial Position
Net current assets	$622,265	$713,472	$763,458	$680,763	$706,806
Net property, plant, and equipment	215,592	277,207	272,346	203,485	190,607
Total assets	1,738,023	2,614,836	2,976,747	2,942,634	2,512,446
Long-term debt (including current portion)	704,005	915,399	1,121,252	670,287	339,665
Total stockholders' equity	609,040	1,217,490	1,245,065	1,660,167	1,648,764
Other Data
Depreciation and amortization of intangible assets	$77,503	$89,759	$93,779	$72,614	$66,551
Capital expenditures (4)	42,242	66,627	90,665	41,526	43,189
Operating margin (5)	(30.0)%	(3.7)%	(8.1)%	11.6%	8.8%
_________________________________________________

(1)
In fiscal 2017, we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third-party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition.

(2)
In fiscal 2019, 2018, and 2017, we recorded impairment charges of $456.0 million, $152.4 million and $449.2 million, respectively, for reporting units in our Outdoor Products segment, and in fiscal 2015, we recorded an impairment charge of $52.2 million related to the firearms reporting unit. See Note 11, Goodwill and Intangible Assets, to the consolidated financial statements for further detail.

(3)
For periods prior to February 9, 2015, we have used weighted average shares of 63,875,000 to calculate basic and diluted EPS, as we had no outstanding common shares or dilutive stock-based awards. 63,875,000 represents the number of shares issued upon the Spin-Off.

(4)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(5)	Represents income (loss) before interest, and income taxes expressed as a percentage of sales.

(6)	The selected financial data for fiscal year 2015 is presented on a consolidated and combined basis.

(7)	We recognized an impairment on held for sale goodwill of $80.6 million related to our firearms reporting unit within the Shooting Sports segment.

(8)
We recognized an impairment on held for sale assets of $44.9 million during the fiscal year related to the loss on the sale of our Bollé, Serengeti, and Cébé brands (the "Eyewear Brands"), and $39.6 million during the fiscal year related to our firearms reporting unit.

See Note 7, Divestitures and Acquisitions, to the consolidated financial statements for a description of divestitures and acquisitions made since the beginning of fiscal 2017.

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
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Executive Summary
We serve the outdoor sports and recreation markets through a diverse portfolio of over 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition and firearms, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protection for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumer.
We conduct our operations through two operating segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of March 31, 2019, Vista Outdoor's two segments were:

•
Outdoor Products, which generated approximately 48% of our sales in fiscal 2019. The product lines within these operating segments are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras and waterfowl decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 52% of our sales in fiscal 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Our current strategic business plan is designed to allow us to focus our resources on pursuing growth in our market-leading brands by serving our target consumer with new and innovative products; leveraging our channel relationships and the reputation of our brands with our end consumers; expanding our e-commerce capabilities; and continuously improving operations.
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal 2019 financial results and subsequent results include the following:
Financial highlights for fiscal 2019

•
Annual sales were $2,058,528 and $2,308,463 for the fiscal years ended March 31, 2019 and 2018, respectively. The decrease was driven by lower Outdoor Products sales of $159,100 and by lower Shooting Sports sales of $90,835 for the reasons described in the Results of Operations section.

•
Gross profit was $415,688 and $520,962 for the fiscal years ended March 31, 2019 and 2018, respectively. The decrease in gross profit was caused by the Eyewear Brands sale and by lower sales volumes as described in the Results of Operations section.

•
Loss before interest and income taxes totaled $(617,081) and $(84,575) for the fiscal years ended March 31, 2019 and 2018, respectively. The increase in loss before interest and income taxes is primarily due to goodwill and intangibles impairment, as well as impairments of held-for-sale assets, partially offset by lower selling costs.

•
The decrease in the current year tax rate to 3.8% from 55.0% in the prior year ended March 31, 2018 is primarily caused by the income tax effects in the prior year of the tax legislation that was enacted in the United States on December 22, 2017 ("Tax Legislation") and the lower impact of nondeductible goodwill impairment in the current year.

•	On August 31, 2018, the Company completed the sale of its Eyewear Brands.

•
During the quarter ended December 30, 2018, Vista Outdoor recorded a $429,395 impairment of goodwill and identifiable indefinite-lived intangible assets related to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units.

•
The firearms business was classified as held for sale during the quarter end December 30, 2018, resulting in goodwill impairment charges of $80,604, and additional impairment on assets held for sale of $39,634 for a total of $120,238 in the current fiscal year.

Other notable events affecting fiscal 2019

•
On November 19, 2018, we refinanced our 2016 Credit Agreement, which consisted of a $200,000 revolving credit facility and a $400,000 term A loan, by entering into the New Credit Facilities consisting of (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”).

Outlook
Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. During the past and current fiscal years, we have seen a challenging retail environment as evidenced by recent bankruptcies and consolidation of certain of our customers. This challenging retail environment has been driven by a shift in consumer preferences to online platforms, as well as other market pressures that resulted in deeper discounting of our products. These market pressures became particularly pronounced during the latter half of fiscal 2017 and have continued longer than we previously anticipated. Given these market conditions, we continue to take appropriate actions by reducing certain purchases of sourced products and output of manufactured products. We hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and revamping our brand websites as we strive to become our customers’ brand of choice in their respective outdoor recreation activities. We are also continuing to expand our e-commerce presence to capitalize on the ongoing shift by consumers to online shopping and drive growth across business-to-business, dot com, dropship, and direct-to-consumer channels.

Shooting Sports Industry

Shooting sports related products currently represent approximately half of our sales. We design, develop, manufacture, and source ammunition, long guns and related equipment. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. During late fiscal 2015 and continuing into fiscal 2016, firearms and ammunition sales experienced an unprecedented increase driven primarily by increasing participation rates and the political environment. The market for shooting sports products softened dramatically following the 2016 United States presidential election and has not yet recovered. The current political climate, the timing of national elections, and other market factors may cause the current market downturn to last longer than prior cycles. We believe we are well-positioned to succeed in a difficult shooting sports market, given our scale and global operating platform, which we believe is difficult to replicate in the highly regulated and capital intensive ammunition manufacturing sector.

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

Revenue Recognition

The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax and other similar taxes are excluded from revenue.

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

Inventories

Our inventories are valued at the lower of cost or net realizable value. We evaluate the quantities of inventory held against past and future demand and market conditions to determine excess or slow moving inventory. For each product category, we estimate the market value of the inventory comprising that category based on current and projected selling prices. If the projected market value is less than cost, we provide an allowance to reflect the lower value of the inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The projected market value of the inventory may decrease due to consumer preferences, legislative changes, or loss of key contracts among other events.

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
Deferred tax assets are assessed to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Significant estimates are required for this analysis. If we determine it is not more likely than not that all of the deferred tax assets will be realized, a valuation allowance will be recorded. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.

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
Acquisition of Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration is payable if certain incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount actually paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2019, there was no liability recognized for the future contingent consideration. The decrease from the original estimate was a result of not meeting the agreed-upon profitability milestones and the likelihood of achieving future profitability milestones.

Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe, and Asia. The purchase price allocation was completed during the quarter ended March 31, 2017. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Acquisition of Camp Chef—On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000 subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 was deferred and is payable in equal installments after the first, second and third anniversary of the closing date, and approximately $10,000 is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is paid in equal installments as each milestone is achieved. The growth milestones were met for the first two years, and therefore we paid $3,371 during both fiscal 2019, and 2018, respectively. The purchase price allocation for this acquisition was finalized in the second quarter of fiscal 2018. A majority of the goodwill generated in this acquisition is deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

Accounting for goodwill and indefinite-lived intangibles:
We test goodwill and indefinite lived intangible assets for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units on a standalone basis for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes. Based on this analysis, we have identified five reporting units, as of the fiscal 2019 testing date.
For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess.
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
Results of our Interim Testing
During the quarter ended December 30, 2018, we made a decision to sell the legal entities comprising our firearms business, which is part of our Shooting Sports segment and comprises our firearms reporting unit. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy. We determined the carrying value exceeded the fair value which resulted in a goodwill impairment related to our Firearms reporting unit of $80,604.
During the quarter ended December 30, 2018, we recorded a $429,395 impairment of goodwill and identifiable indefinite-lived intangible assets related to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units. In each impaired reporting unit, our estimate of fair value was negatively impacted by the lower projected sales, resulting in reduced cash flows for those businesses in fiscal year 2020 and beyond. Our estimates of the fair values of these reporting units was also significantly reduced by increases in prevailing interest rates, which required that we apply a higher discount rate in the income-based valuation approach, and by lower valuation multiples implied by recent trading prices for the common stock of comparable publicly traded companies, which required that we apply lower valuation multiples in estimating the fair value of these reporting units using the market-based approach.
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

The excess carrying amount over fair value, and resulting goodwill impairment, in our Outdoor Recreation reporting unit was $129,470. As a result of the goodwill impairment, there is $121,329 of remaining goodwill in our Outdoor Recreation reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $43,400 impairment related to our CamelBak tradename. We determined the fair value of the indefinite-lived tradename using a royalty rate of 2.0%. Should the challenging retail environment last longer or be deeper than expected or if new product developments do not succeed, or if the discount rate were to increase, it is possible that the estimated fair value of this reporting unit could fall below its carrying value, which could necessitate further impairment of the goodwill and indefinite-lived tradename in this reporting unit.

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

Results of our fiscal 2019 Annual Impairment Test

As discussed above, the Company performed a quantitative goodwill and intangible impairment test during the quarter ended December 30, 2018. During the quarter ended March 31, 2019, the Company then completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2018, and determined based on a qualitative assessment that is was more likely than not that the fair value of our reporting units was more than their carrying value.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our consolidated balances sheets at the lower of cost or fair value, less costs to sell.  We assess all businesses and assets held for sale each reporting period it remains classified as held for sale to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. The remeasurement of assets and liabilities held for sale is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments. During fiscal year 2019, we recorded impairment charges on held for sale assets of $39,634 related to our firearms business, and $44,921 related to our Eyewear Brands business which was divested during the second quarter of fiscal year 2019.

New Accounting Pronouncements
See Note 1, Significant Accounting Policies, to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this report for discussion of new accounting pronouncements.

Results of Operations
The following information should be read in conjunction with our consolidated financial statements. Our primary measure of segment profitability is gross profit. The presentation of the components of our gross profit in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business.
Each operating segment's totals for net sales, and gross profit, exclude intercompany sales and profit.
Please see Part III, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on May 18, 2018 for the results of operations for Fiscal 2018 compared to Fiscal 2017 and for other financial information related to Fiscal 2017.
Fiscal 2019 Compared to Fiscal 2018
Net Sales
The following is a summary of each segment's net sales:

	Years Ended March 31
	2019	2018	$ Change	% Change
Outdoor Products	$990,006	$1,149,106	$(159,100)	(13.8)%
Shooting Sports	1,068,522	1,159,357	(90,835)	(7.8)%
Total sales	$2,058,528	$2,308,463	$(249,935)	(10.8)%
The total change in net sales was driven by the changes within the segments as described below.
Outdoor Products—The decrease in net sales was primarily due to lower sales from our Eyewear Brand's business in the current fiscal year compared to the prior fiscal year due to our sale of the Eyewear Brands business in the second quarter of this fiscal year. In addition, our hunting and shooting accessories, hydration, and action sports businesses had lower sales as a result of lower demand and market softness. These declines were partially offset by increased net sales in our outdoor cooking business.
Shooting Sports—The decrease in net sales was driven primarily by lower demand in the market for rimfire and centerfire ammunition and by a decrease in international sales.
Cost of Goods Sold and Gross Profit
The following is a summary of each segment's cost of goods sold and gross profit:

	Years Ended March 31
Cost of Goods Sold	2019	2018	$ Change	% Change
Outdoor Products	$752,041	$861,996	$(109,955)	(12.8)%
Shooting Sports	890,736	924,976	(34,240)	(3.7)%
Corporate	63	529	(466)	(88.1)%
Total	$1,642,840	$1,787,501	$(144,661)	(8.1)%

	Years Ended March 31
Gross Profit	2019	2018	$ Change	% Change
Outdoor Products	$237,966	$287,110	$(49,144)	(17.1)%
Shooting Sports	177,785	234,381	(56,596)	(24.1)%
Corporate	(63)	(529)	466	(88.1)%
Total	$415,688	$520,962	$(105,274)	(20.2)%
The total changes in cost of goods sold and gross profit were driven by the changes within the segments as described below.
Outdoor Products—The decrease in gross profit was primarily due to the sale of our Eyewear Brands business in the second quarter of the fiscal year and lower sales volume as discussed above.

Shooting Sports—The decrease in gross profit was primarily due to unfavorable commodity costs, lower sales volume as discussed above, and lower pricing.
Corporate—The increase in corporate gross profit was not material.
Operating Expenses
The following is a summary of our operating expenses:

	Years Ended March 31
	2019	% of Sales	2018	% of Sales	Change
Research and development	$27,742	1.3%	$29,663	1.3%	$(1,921)
Selling, general, and administrative	377,049	18.3%	423,430	18.3%	(46,381)
Impairment of goodwill and intangibles	456,023	22.2%	152,444	6.6%	303,579
Impairment of held-for-sale goodwill	80,604	3.9%	—	—%	80,604
Impairment of held-for-sale assets	84,555	4.1%	—	—%	84,555
Total	$1,025,973	49.8%	$605,537	26.2%	$420,436
Operating expenses increased $420,436 primarily due to an impairment of goodwill and intangible assets, and an impairment of held-for-sale assets during this fiscal year. The increase was partially offset by lower selling costs, and a decrease in operating expenses associated with our Eyewear Brand business which was sold in the second quarter of fiscal 2019.
Net Interest Expense

	Years Ended March 31
	2019	2018	$ Change	% Change
Interest expense	$57,191	$49,214	$7,977	16.2%
The increase in interest expense was due to the write-off of debt issuance costs and a higher average interest rate in the current period, partially offset by a decrease in our average debt balance.
Income Tax Provision

	Years Ended March 31
	2019	Effective Rate	2018	Effective Rate	Change
Income tax provision (benefit)	$(25,829)	3.8%	$(73,557)	55.0%	$47,728
The decrease in the current period tax rate is primarily due to the income tax effects of Tax Legislation in the prior year and a lower impact in the current year for the nondeductible goodwill impairment.
In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the impairment charges in the current year, we are in a cumulative loss position for the three year period ending March 31, 2019. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have established a valuation allowance of $32,801 during the current year for a total valuation allowance of $35,903 at March 31, 2019.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal 2019 of 3.8% differs from the federal statutory rate of 21% primarily due to the impact of the nondeductible goodwill impairment charge and the change in valuation allowance.
The effective tax rate for fiscal 2018 of 55.0% differs from the federal statutory rate of 31.6% primarily due to the impact of the Tax Legislation partially offset by the nondeductible goodwill impairment.

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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2012. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2019, and 2018, the total amount of unrecognized tax benefits was $34,118 and $39,383, respectively, of which $30,432 and $35,471, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that an $8,558 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $7,542. See Note 15, Income Taxes, to the consolidated financial statements for further details.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2019 and 2018 are summarized as follows:

	2019	2018
Cash flows provided by operating activities	$97,475	$252,355
Cash flows provided by (used) for investing activities	112,718	(66,499)
Cash flows provided by (used for) financing activities	(211,110)	(208,550)
Effect of foreign currency exchange rate fluctuations on cash	(18)	489
Net cash flows	$(935)	$(22,205)
Operating Activities
Net cash provided by operating activities was $97,475 in fiscal 2019 compared to $252,355 in fiscal 2018. This decrease of $154,880 was primarily a result of decreased gross profit and less favorable changes in net working capital balances. The change in net working capital was driven primarily by increases in net inventories, partially offset by the collection of customer receivables.

Investing Activities
Net cash provided by investing activities was $112,718 in fiscal 2019 compared to $66,499 used for investing activities in fiscal 2018. This change of $179,217 was driven by the sale of our Eyewear Brands business and a decrease in capital expenditures in the current fiscal year.
Financing Activities
Net cash used for financing activities was $211,110 in the current year compared to $208,550 in the prior year, a change of $2,560. The change from the prior-year period was primarily driven by additional debt payments and debt issuance costs in fiscal 2019, and a decrease of proceeds from the issuance of stock options from the prior year, partially offset by a favorable settlement with our former parent in the current year.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, any share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest and principal payments due under the New Credit Facilities and our 5.875% Notes, as discussed further below.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth and as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions or the company's financial condition and performance.
The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK, as discussed further in Note 15, Income Taxes, was settled on June 15, 2018. Orbital ATK paid us $13,047 to settle this matter, which was reflected as an adjustment to the distribution from us to Orbital ATK at the time of the Spin-off.
Long-Term Debt and Credit Agreements
As of March 31, 2019, we had actual total indebtedness of $714,509, which consisted of the following:

	March 31, 2019	March 31, 2018
2018 Credit Agreements:
Revolving Credit Facility	$220,000	$—
Term Loan	104,509	—
2016 Credit Agreement:
Term Loan	—	576,000
Revolving Credit Facility	—	—
Total principal amount of Credit Agreements	324,509	576,000
Junior Term Loan	40,000	—
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	714,509	926,000
Less: unamortized deferred financing costs	(10,504)	(10,601)
Carrying amount of long-term debt	704,005	915,399
Less: current portion	(19,335)	(32,000)
Carrying amount of long-term debt, excluding current portion	$684,670	$883,399
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 54% as of March 31, 2019.

See Note 13, Long-term Debt, to the consolidated financial statements in Part II, Item 8 for a detailed discussion of our borrowings.
Covenants
New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the New Credit Facilities contain financial covenants requiring us to (a) maintain Excess Availability under the ABL Revolving Credit Facility of $45,000 at all times before all amounts owing under the Term Loan Facility and the Junior Term Loan Facility have been paid in full, (b) maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.15:1.00 for any fiscal quarter beginning with the fiscal quarter ending on March 31, 2019 until the fiscal quarter ending immediately prior to the date the Term Loan Facility and the Junior Term Loan Facility have been paid in full, and (c) maintain a FCCR of not less than 1.00:1.00 for any fiscal quarter ending after the Term Loan Facility and the Junior Term Loan Facility have been paid in full if Excess Availability falls below certain levels. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
The FCCR is Covenant EBITDA ("Earnings Before Interest, Taxes, Depreciation, and Amortization," which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments paid since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of March 31, 2019, our FCCR was 1.93.
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
The 2018 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of March 31, 2019, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants.
Contractual Obligations and Commercial Commitments
The following tables summarize our contractual obligations and commercial commitments as of March 31, 2019:

		Payments due by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Contractual obligations:
Long-term debt	$714,509	$19,335	$38,670	$656,504	$—
Interest on debt (1)	203,297	43,648	85,676	73,973	—
Operating leases	125,457	18,949	27,385	20,478	58,645
Purchase commitments	214,941	178,810	36,131	—	—
Pension and other PRB plan contributions	39,940	3,950	13,784	14,362	7,844
Total contractual obligations	$1,298,144	$264,692	$201,646	$765,317	$66,489

		Commitment Expiration by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5
Other commercial commitments:
Letters of credit	$24,818	$24,818	$—	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2019.
The total liability for uncertain tax positions at March 31, 2019 was approximately $34,118 (see Note 15, Income Taxes, to the consolidated financial statements in Item 8 of this report), $0 of which could be paid within 12 months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
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
See Note 16, Commitments and Contingencies, for additional information.
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
We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.

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
We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, the British pound, the Chinese renminbi (yuan), and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. To mitigate the risks from foreign currency exposure, we may enter into hedging transactions, mainly foreign currency forward contracts, through derivative financial instruments that have been authorized pursuant to corporate policies.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vista Outdoor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Salt Lake City, Utah
May 23, 2019

We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31
(Amounts in thousands except share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$21,935	$22,870
Net receivables	344,249	421,763
Net inventories	344,491	382,278
Income tax receivable	—	3,379
Assets held for sale	207,607	200,440
Other current assets	21,180	27,962
Total current assets	939,462	1,058,692
Net property, plant, and equipment	215,592	277,207
Goodwill	204,496	657,536
Net intangible assets	360,520	592,279
Deferred charges and other non-current assets	17,953	29,122
Total assets	$1,738,023	$2,614,836
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$19,335	$32,000
Accounts payable	99,283	114,549
Accrued compensation	36,456	36,346
Accrued income taxes	436	—
Federal excise tax	18,482	22,701
Liabilities held for sale	46,030	42,177
Other accrued liabilities	97,175	97,447
Total current liabilities	317,197	345,220
Long-term debt	684,670	883,399
Deferred income tax liabilities	17,757	66,196
Accrued pension and postemployment benefits	46,083	38,196
Other long-term liabilities	63,276	64,335
Total liabilities	1,128,983	1,397,346
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—57,710,934 shares at March 31, 2019 and 57,431,299 shares at March 31, 2018	577	574
Additional paid-in-capital	1,752,419	1,746,182
Accumulated deficit	(804,969)	(156,526)
Accumulated other comprehensive loss	(82,967)	(104,296)
Common stock in treasury, at cost—6,253,505 shares held at March 31, 2019 and 6,533,140 shares held at March 31, 2018	(256,020)	(268,444)
Total stockholders' equity	609,040	1,217,490
Total liabilities and equity	$1,738,023	$2,614,836
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31
(Amounts in thousands except per share data)	2019	2018	2017
Sales, net	$2,058,528	$2,308,463	$2,546,892
Cost of sales	1,642,840	1,787,501	1,877,706
Gross profit	415,688	520,962	669,186
Operating expenses:
Research and development	27,742	29,663	32,769
Selling, general, and administrative	377,049	423,430	424,269
Acquisition claim settlement gain, net	—	—	(30,027)
Impairment of goodwill and intangibles	456,023	152,444	449,199
Impairment of held-for-sale goodwill	80,604	—	—
Impairment of held-for-sale assets (Notes 6 and 7)	84,555	—	—
Income (loss) before other expense, interest, and income taxes	(610,285)	(84,575)	(207,024)
Other expense	(6,796)	—	—
Income (loss) before interest and income taxes	(617,081)	(84,575)	(207,024)
Interest expense, net	(57,191)	(49,214)	(43,670)
Income (loss) before income taxes	(674,272)	(133,789)	(250,694)
Income tax provision (benefit)	(25,829)	(73,557)	23,760
Net income (loss)	$(648,443)	$(60,232)	$(274,454)
Earnings (loss) per common share:
Basic	$(11.27)	$(1.05)	$(4.66)
Diluted	$(11.27)	$(1.05)	$(4.66)
Weighted-average number of common shares outstanding:
Basic	57,544	57,167	58,911
Diluted	57,544	57,167	58,911

Net income (loss) (from above)	$(648,443)	$(60,232)	$(274,454)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $75, $240, and $648	(238)	(432)	(1,096)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(686), $(1,420), and $(2,936)	2,172	2,661	4,944
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $3,141, $347, and $(1,716)	(9,948)	(47)	2,890
Change in fair value of derivatives, net of tax benefit of $369, $(772), and $0	(1,169)	1,734	—
Reclassification of currency translation gains	37,542	—	—
Change in cumulative translation adjustment	(7,030)	16,519	(9,516)
Total other comprehensive income (loss)	21,329	20,435	(2,778)
Comprehensive income (loss)	$(627,114)	$(39,797)	$(277,232)

See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
(Amounts in thousands)	2019	2018	2017
Operating Activities
Net income (loss)	$(648,443)	$(60,232)	$(274,454)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	53,129	55,090	54,157
Amortization of intangible assets	24,374	34,669	39,622
Deferred financing costs expensed	10,573	3,026	4,125
Impairment of held-for-sale assets	84,555	—	—
Impairment of held-for-sale goodwill	80,604	—	—
Impairment of goodwill and intangibles	456,023	152,444	449,199
Deferred income taxes	(22,718)	(78,989)	(22,470)
Loss on disposal of property	14,081	129	239
Loss on disposition	4,925	—	—
Share-based compensation	6,599	9,299	12,648
Changes in assets and liabilities, net of acquisition of businesses:
Net receivables	30,998	5,733	63,101
Net inventories	(7,102)	155,526	(85,680)
Accounts payable	540	(1,633)	(54,055)
Accrued compensation	2,563	6,822	(17,928)
Accrued income taxes	4,907	24,915	(26,689)
Federal excise tax	407	(7,440)	2,437
Pension and other postretirement benefits	(2,657)	(22,850)	1,006
Other assets and liabilities	4,117	(24,154)	13,143
Cash provided by operating activities	97,475	252,355	158,401
Investing Activities
Capital expenditures	(42,242)	(66,627)	(90,665)
Proceeds from the sale of Eyewear Brands	154,595	—	—
Acquisition of business net of cash acquired	—	—	(458,149)
Proceeds from the disposition of property, plant, and equipment	365	128	135
Cash provided by (used) for investing activities	112,718	(66,499)	(548,679)
Financing Activities
Borrowings on line of credit	545,000	250,000	555,000
Payments of line of credit	(325,000)	(425,000)	(380,000)
Proceeds from issuance of long-term debt	149,343	—	307,500
Payments made on long-term debt	(580,834)	(32,000)	(32,000)
Payment from former parent	13,047	—	—
Payments made for debt issue costs	(10,376)	(1,879)	(3,660)
Purchase of treasury shares	—	—	(151,850)
Deferred payments for acquisitions	(1,348)	(1,348)	(7,136)
Proceeds from employee stock compensation plans	376	4,824	75
Shares withheld for payroll taxes	(1,318)	(3,147)	(3,713)
Cash provided by (used for) financing activities	(211,110)	(208,550)	284,216
Effect of foreign currency exchange rate fluctuations on cash	(18)	489	(555)
Decrease in cash and cash equivalents	(935)	(22,205)	(106,617)
Cash and cash equivalents at beginning of year	22,870	45,075	151,692
Cash and cash equivalents at end of year	$21,935	$22,870	$45,075
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$7,430	$5,706	$8,247
   See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2016	60,825,914	$608	$1,743,371	$166,421	$(110,214)	$(140,019)	$1,660,167
Comprehensive loss	—	—	—	(274,454)	(2,778)	—	(277,232)
Exercise of stock options	4,892	—	(147)	—	—	222	75
Restricted stock grants net of forfeitures	(45,895)	—	204	—	—	(567)	(363)
Share-based compensation	—	—	12,648	—	—	—	12,648
Restricted stock vested and shares withheld	87,303	—	(5,385)	—	—	3,466	(1,919)
Employee stock purchase program	8,903	—	(194)	—	—	369	175
Treasury stock purchased	(3,876,434)	(39)	—	—	—	(151,071)	(151,110)
Other	9,636	2	2,406	—	—	216	2,624
Balance, March 31, 2017	57,014,319	571	1,752,903	(108,033)	(112,992)	(287,384)	1,245,065
Comprehensive loss	—	—	—	(60,232)	20,435	—	(39,797)
Exercise of stock options	299,580	—	(7,566)	—	—	12,390	4,824
Restricted stock grants net of forfeitures	(53,329)	—	(1,503)	—	—	(690)	(2,193)
Share-based compensation	—	—	9,299	—	—	—	9,299
Restricted stock vested and shares withheld	132,362	—	(5,365)	—	—	5,746	381
Employee stock purchase program	28,663	—	(687)	—	—	1,182	495
Reclassification due to U.S. Tax Reform	—	—	—	11,739	(11,739)	—	—
Other	9,704	3	(899)	—	—	312	(584)
Balance, March 31, 2018	57,431,299	574	1,746,182	(156,526)	(104,296)	(268,444)	1,217,490
Comprehensive loss	—	—	—	(648,443)	21,329	—	(627,114)
Share-based compensation	—	—	6,701	—	—	(102)	6,599
Restricted stock vested and shares withheld	188,434	—	(10,927)	—	—	9,973	(954)
Employee stock purchase program	31,519	—	(922)	—	—	1,298	376
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	59,682	3	(1,662)	—	—	1,255	(404)
Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations and Basis of Presentation. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the growing outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Anoka, Minnesota and has manufacturing and distribution facilities in 18 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.

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

Revenue Recognition. The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax and other similar taxes are excluded from revenue. Revenue recognition is discussed in further detail in Note 4, Revenue Recognition.

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

Advertising Costs. Advertising and promotional costs including print ads, commercials, catalogs, and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $66,436, $69,636, and $72,324 for the years ended March 31, 2019, 2018, and 2017, respectively.

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

Warranty Costs. We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments with warranty periods typically ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 12, Other Current and Non-current Liabilities, for additional detail.

Accounting for Goodwill and Identifiable Intangible Assets.

Goodwill—We test goodwill for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units on a standalone basis for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We then evaluate these components to determine if they are similar and should be aggregated into one reporting unit for testing purposes. Based on this analysis, we have identified five reporting units, as of the fiscal 2019 testing date.

For our goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess.

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

In developing the discounted cash flow analysis, our assumptions require us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or tradenames could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and tradenames for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or tradenames as appropriate.

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

Assets and Liabilities Held for Sale. Assets and liabilities held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our consolidated balances sheets at the lower of cost or fair value, less costs to sell.  We assess all businesses and assets held for sale each reporting period they remain classified as held for sale to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

Stock-Based Compensation. Our stock-based compensation plans, which are described more fully in Note 17, Stockholders' Equity, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock/restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.

Performance awards are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. We use an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is expensed over the vesting period. Restricted stock issued vests over periods ranging from one to four years and is valued based on the market value of our stock on the grant date. The estimated grant date fair value of stock options is expensed on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 17, Stockholders' Equity, for further details.

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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $7,401 and $7,051 as of March 31, 2019 and 2018, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

("AOCL") in stockholders' equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in fiscal 2019, 2018, and 2017 were not material.
Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31
	2019	2018
Derivatives	$735	$1,904
Pension and other postretirement benefit liabilities	(74,670)	(66,656)
Cumulative translation adjustment	(9,032)	(39,544)
Total accumulated other comprehensive loss	$(82,967)	$(104,296)
The following table summarizes the changes in the balance of AOCL, net of income tax:

	Year ended March 31, 2019				Year ended March 31, 2018
	Pension and other Postretire-ment Benefits	Derivatives	Cumulative translation adjustment	Total	Pension and other Postretire-ment Benefits	Derivatives	Cumulative translation adjustment	Total
Beginning of year unrealized loss in AOCL	$(66,656)	$1,904	$(39,544)	$(104,296)	$(56,929)	$—	$(56,063)	$(112,992)
Net (decrease) increase in fair value of derivatives	—	(1,169)	—	(1,169)	—	1,734	—	1,734
Net actuarial losses reclassified from AOCL (1)	2,172	—	—	2,172	2,661	—	—	2,661
Prior service costs reclassified from AOCL (1)	(238)	—	—	(238)	(432)	—	—	(432)
Valuation adjustment for pension and postretirement benefit plans (1)	(9,948)	—	—	(9,948)	(47)	—	—	(47)
Reclassification due to U.S. Tax Reform	—	—	—	—	(11,909)	170	—	(11,739)
Currency translation gains reclassified from AOCL (2)	—	—	37,542	37,542	—	—	—	—
Net change in cumulative translation adjustment	—	—	(7,030)	(7,030)	—	—	16,519	16,519
End of year unrealized loss in AOCL	$(74,670)	$735	$(9,032)	$(82,967)	$(66,656)	$1,904	$(39,544)	$(104,296)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 14, Employee Benefit Plans.
(2) Amounts related to the foreign currency translation gains realized upon the divestiture of our Eyewear Brands in the second quarter of fiscal year 2019.
Fair Value of Nonfinancial Instruments. The carrying amount of receivables, inventory, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments.
Adoption of New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements. We adopted this standard effective April 1, 2018 using the modified retrospective transition method. The new standard does not have a material impact on our consolidated financial statements, although it does expand the information we disclose related to our revenues from contracts with customers. See Note 4, Revenue Recognition, for our enhanced disclosures about revenue in accordance with the new standard.
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

Recent Accounting Pronouncements. In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” which amends ASC 715. This update includes adding,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

clarifying and removing various disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for fiscal years beginning after December 15, 2020, with earlier application permitted. The guidance in this update is applied on a retrospective basis to all periods presented. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance.  Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We currently plan to adopt this standard using the modified retrospective approach. Most prominent among the changes in the standard is the requirement for lessees to recognize ROU assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The standard requires additional disclosures to enable users of financial statements to assess the amount, timing, and certainty of cash flows arising from leases. We intend to elect certain of the available practical expedients upon adoption. We have implemented key processes and controls to enable the accurate assessment of leases and preparation of related financial information. We expect adoption of the standard will result in the recognition of ROU assets of approximately $81 million, the recognition of lease liabilities of approximately $89 million, and the elimination of deferred rent of approximately $8 million for operating leases as of April 1, 2019, with no impact to retained earnings.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” which amends ASC 820. This update includes adding, modifying and removing various disclosure requirements related to fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted. This update will be applied on a prospective basis for certain changes and retrospectively for other changes. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

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
There were no financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of March 31, 2019		As of March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$350,000	$326,375	$350,000	$328,248
Variable rate debt	$364,509	$364,509	$576,000	$576,000

3. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rates, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 13, Long-term Debt, for additional information on our interest rate swaps.
We entered into various commodity forward contracts during fiscal year 2019. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. Hedge accounting would cease if it became probable that the originally-forecasted hedged transaction will

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

not occur. The related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
The fair value of the lead forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in our financial statements. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of March 31, 2019, we had outstanding lead forward contracts on 8 million pounds of lead.
The derivative gains or losses in the audited Consolidated Statements of Comprehensive Income (Loss) related to lead forward contracts during year ended March 31, 2019 were immaterial. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.
4. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Year ended March 31, 2019			Year ended March 31, 2018
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$883,103	$883,103	$—	$977,261	$977,261
Firearms	—	185,419	185,419	—	182,096	182,096
Hunting and Shooting Accessories	416,631	—	416,631	461,381	—	461,381
Action Sports	306,144	—	306,144	315,538	—	315,538
Outdoor Recreation	215,372	—	215,372	228,576	—	228,576
Eyewear	51,859	—	51,859	143,611	—	143,611
Total	$990,006	$1,068,522	$2,058,528	$1,149,106	$1,159,357	$2,308,463

Geographic Region
United States	$713,608	$918,326	$1,631,934	$786,144	$987,149	$1,773,293
Rest of the World	276,398	150,196	426,594	362,962	172,208	535,170
Total	$990,006	$1,068,522	$2,058,528	$1,149,106	$1,159,357	$2,308,463

Effective April 1, 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The standard did not have a material effect on our financial statements. Disaggregated revenues of net sales by major category is not presented because it is impractical to do so, and is not required based on our adoption of the standard on a modified retrospective method.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax and other similar taxes are excluded from revenue.
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

5. Earnings Per Share
Earnings Per Share Data—Basic earnings (loss) per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards, see Note 17, Stockholders' Equity, during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share.
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below (in thousands):

	Year Ended March 31
	2019	2018	2017
Net income (loss)	$(648,443)	$(60,232)	$(274,454)
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,544	57,167	58,911
Dilutive effect of stock-based awards (1)	—	—	—
Diluted EPS shares outstanding	57,544	57,167	58,911
Earnings (loss) per common share:
Basic	$(11.27)	$(1.05)	$(4.66)
Diluted	$(11.27)	$(1.05)	$(4.66)
(1) Due to the loss from continuing operations in fiscal 2019, 2018, and 2017, there are no common shares added to calculate dilutive EPS for those years because the effect would be antidilutive.

6. Assets and Liabilities Held for Sale

We are currently in negotiations with a number of potential buyers for the legal entities comprising our firearms business, which is part of our Shooting Sports segment and comprises our Firearms reporting unit. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The gross proceeds from the divestiture are expected to be approximately $170,000, subject to net working capital adjustments and transaction costs. The sale of the legal entities comprising our firearms business is expected to be completed in the next few quarters. We measured this business at the lower of its carrying value or fair value less any costs to sell, and subsequently recognized an impairment of $120,238 during fiscal year 2019, including impairment of goodwill of $80,604 during the quarter ended December 30, 2018.
The operating results of this business do not qualify for reporting as discontinued operations. For fiscal 2019, 2018, and 2017, the earnings before taxes for this business were approximately $22,760, $13,563, and $37,506, respectively. The earnings before taxes above include $7,639, $14,243, and $13,722 of total depreciation and amortization expense for fiscal 2019, 2018, and 2017, respectively. The reported results and financial position of the business do not necessarily reflect the total value of the business that we expect to realize upon sale.
The following table presents information related to the assets and liabilities of the business that were classified as held for sale at March 31, 2019:

(Amounts in thousands except share data)	March 31, 2019
Assets
Net receivables	$51,329
Net inventories	36,097
Other current assets	627
Net property, plant, and equipment	36,735
Goodwill	121,564
Net intangible assets	79,810
Deferred charges and other non-current assets	1,683
Total assets held for sale	$327,845

Liabilities
Accounts payable	$14,831
Accrued compensation	1,845
Accrued income taxes	306
Federal excise tax	4,563
Deferred income tax liabilities	21,402
Other accrued liabilities	3,083
Total liabilities held for sale	46,030

Total net assets held for sale	$281,815

Total net assets held for sale	$281,815
Currency translation adjustment attributable to firearms business	3,423
Total net assets including currency translation adjustment	285,238
Estimated fair value less costs to sell	(165,000)
Impairment of held-for-sale assets	$120,238

Total assets held for sale	$327,845
Impairment of held-for-sale goodwill and assets	(120,238)
Adjusted assets held for sale	$207,607
7. Divestitures and Acquisitions
Divestitures

On August 31, 2018, the Company completed the sale of its Eyewear Brands. The selling price was $158,000, subject to customary working capital adjustments. As a result of the sale, during fiscal 2019, the Company recorded a pretax loss of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

$4,925, which is included in other expense, primarily due to the final allocation of goodwill and fixed assets for the Eyewear Brands.

During fiscal 2019, we recognized an impairment of $44,921 related to the expected loss on the sale of our held-for-sale assets related to the Eyewear Brands. The loss is primarily attributable to cumulative foreign currency translation adjustments for these entities that was reclassified to earnings upon their sale.

We are currently negotiating the final working capital adjustments with the buyer, and do not expect material adjustments. The operating results of this business do not qualify for reporting as discontinued operations. For the fiscal years 2019, 2018, and 2017 the earnings before taxes for this business were $6,180, $11,375, and $4,298, respectively.
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
Acquisition of Action Sports—On April 1, 2016, we completed the acquisition of BRG Sports Inc.’s Action Sports division, operated by Bell Sports Corp. ("Action Sports"). The acquisition includes brands Bell, Giro, Blackburn, CoPilot, Krash, and Raskullz. Under the terms of the transaction, we paid $400,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facilities, and additional contingent consideration payable if incremental profitability growth milestones within the Bell Powersports product line are achieved. We determined a value of the future contingent consideration as of the acquisition date of $4,272 using a risk-neutral Monte Carlo simulation in an option pricing framework; the total amount paid may differ from this value. The option pricing model requires us to make assumptions including the risk-free rate, expected volatility, profitability growth, and expected life. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected option life is based on the contractual term of the agreement. Expected volatility is based on the average volatility of similar public companies' stock over the past two years. The profitability growth is based on simulated estimates of future performance of the business using a geometric Brownian risk-neutral framework. As of March 31, 2019, there was no liability recognized for the future contingent consideration. The decrease from the original estimate was a result of not meeting the agreed-upon profitability milestones and the likelihood of achieving future profitability milestones.

Action Sports remains headquartered in Scotts Valley, California and operates facilities in the U.S., Canada, Europe and Asia. The purchase price allocation was completed during the quarter ended March 31, 2017. A portion of the goodwill generated in this acquisition is deductible for tax purposes.

Acquisition of Camp Chef—On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, we paid $60,000, subject to customary working capital adjustments, utilizing cash on hand and borrowings under our existing credit facility. An additional $4,000 was deferred and is payable in equal installments after the first, second, and third anniversary of the closing date, and approximately $10,000 is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is paid in equal installments as each milestone is achieved. The growth milestones were met for the first two years, and therefore we paid $3,371 during both fiscal 2019 and 2018. The purchase price allocation for this acquisition was finalized in the second quarter of fiscal 2018. A majority of the goodwill generated in this acquisition is deductible for tax purposes. Camp Chef is an immaterial acquisition to our company.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Allocation of Consideration Transferred to Net Assets Acquired for Action Sports:

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed for the Action Sports acquisition.

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
We made no acquisitions during fiscal 2019 and 2018.
8. Receivables
Net receivables are summarized as follows:

	March 31
	2019	2018
Trade receivables	$356,035	$453,939
Other receivables	7,106	4,017
Less: allowance for doubtful accounts	(18,892)	(36,193)
Net receivables	$344,249	$421,763

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Walmart accounted for 14% of the total trade receivables balance at both March 31, 2019 and 2018. No other customer represented more than 10% of total trade receivables balance as of March 31, 2019 and 2018.

The following is a reconciliation of the changes in our allowance for doubtful accounts, discounts, and returns during fiscal 2018 and 2019:

Balance at March 31, 2017	$24,654
Expense	19,030
Write-offs	(4,886)
Reversals, discounts, and other adjustments	(2,605)
Balance at March 31, 2018	36,193
Expense	7,842
Write-offs	(14,784)
Reversals, discounts, and other adjustments	(10,359)
Balance at March 31, 2019	$18,892
9. Inventories
Net inventories consist of the following:

	March 31
	2019	2018
Raw materials	$65,240	$88,588
Work in process	32,213	40,812
Finished goods	247,038	252,878
Net inventories	$344,491	$382,278
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $16,227 and $24,040 as of March 31, 2019 and 2018, respectively.

10. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 2 to 20 years and buildings and improvements are depreciated over 2 to 30 years. Depreciation expense was $53,129 in fiscal 2019, $55,090 in fiscal 2018, and $54,157 in fiscal 2017.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Property, plant, and equipment consists of the following:

	March 31
	2019	2018
Land	$6,618	$9,440
Buildings and improvements	63,987	81,732
Machinery and equipment	401,045	402,815
Property not yet in service	34,344	67,471
Gross property, plant, and equipment	505,994	561,458
Less: accumulated depreciation	(290,402)	(284,251)
Net property, plant, and equipment	$215,592	$277,207

11. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Shooting Sports	Outdoor Products	Total
Balance at March 31, 2017	$204,735	$652,896	$857,631
Impairment	—	(143,400)	(143,400)
Effect of foreign currency exchange rates	174	7,325	7,499
Held for sale	—	(64,194)	(64,194)
Balance at March 31, 2018	204,909	452,627	657,536
Impairment	—	(327,772)	(327,772)
Effect of foreign currency exchange rates	(279)	—	(279)
Held for sale	(121,463)	—	(121,463)
Divestitures	—	(3,526)	(3,526)
Balance at March 31, 2019	$83,167	$121,329	$204,496

During the quarter ended December 30, 2018, we made a decision to sell the legal entities comprising our firearms business, which is part of our Shooting Sports segment and comprises our Firearms reporting unit. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy. As a result of this decision, we recorded impairment on goodwill related to our Firearms reporting unit of $80,604, and transferred $40,859 of goodwill to assets held for sale.

The trading price of our common stock declined significantly in the quarter ended December 30, 2018, increasing the difference between the market value of Vista Outdoor equity and the book value of the assets recorded on our balance sheet and implying that investors’ may believe that the fair value of our reporting units is lower than their book value. In addition, as a result of a weaker than expected 2018 holiday shopping season and increasing uncertainty from the impact of retail bankruptcies, tariffs and other factors affecting the market for our products, we reduced our sales projections for fiscal year 2020 and beyond for a number of our reporting units for purposes of our long-range financial plan, which is updated annually beginning in our third quarter. As a result of these factors, we determined that a triggering event had occurred with respect to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units, which required that we assess the fair value of these reporting units using the income-based and market based approaches described above.

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

The excess carrying amount over fair value, and resulting goodwill impairment, in our Outdoor Recreation reporting unit was $129,470. As a result of the goodwill impairment, there was $121,329 of remaining goodwill in our Outdoor Recreation reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9% and a terminal growth rate of 3%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $43,400 impairment related to our CamelBak tradename. We determined the fair value of the indefinite-lived tradename using a royalty rate of 2.0%.

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

The goodwill recorded within the Outdoor Products segment is presented net of $872,878 of accumulated impairment losses, of which $401,706 was recorded prior to April 1, 2017. The goodwill recorded within the Shooting Sports segment has no accumulated impairment losses after the transfer of goodwill to held for sale assets during the year ended March 31, 2019. The remeasurement of goodwill and intangible assets is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments, due to the significance of unobservable inputs developed using company-specific information.
Net intangibles consisted of the following:

	March 31, 2019			March 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(10,694)	$37,666	$62,657	$(11,993)	$50,664
Patented technology	16,684	(9,604)	7,080	16,466	(8,157)	8,309
Customer relationships and other	238,595	(68,185)	170,410	318,476	(91,093)	227,383
Total	303,639	(88,483)	215,156	397,599	(111,243)	286,356
Non-amortizing trade names	145,364	—	145,364	305,923	—	305,923
Net intangible assets	$449,003	$(88,483)	$360,520	$703,522	$(111,243)	$592,279

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The amortizable assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.3 years. The amount of amortizing intangible assets for the Outdoor Products segment is presented net of a $26,628 impairment charge recorded in fiscal 2019, and a $61,054 impairment charge recorded in fiscal 2017. The amount of non-amortizing tradename intangible assets in the Outdoor Products segment is presented net of $101,623, $9,044, and $34,230 of impairment losses recorded in fiscal 2019, fiscal 2018 and 2017, respectively; and, the amount of non-amortizing tradename intangible assets in the Shooting Sports segment is presented net of $11,200 of impairment losses recorded in fiscal 2015.

Amortization expense related to these assets was $24,374 in fiscal 2019, $34,669 in fiscal 2018, and $39,622 in fiscal 2017, which is included within cost of sales. We expect amortization expense related to these assets to be as follows:

Fiscal 2020	$19,911
Fiscal 2021	19,886
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Thereafter	116,150
Total	$215,156

12. Other Current and Non-current Liabilities
The major categories of other current and non-current accrued liabilities are as follows:

	March 31
	2019	2018
Rebates	$13,911	$14,827
Accrual for in-transit inventory	11,275	29,200
Other	71,989	53,420
Total other accrued liabilities—current	$97,175	$97,447

Non-current portion of accrued income tax liability	$34,118	$34,716
Other	29,158	29,619
Total other long-term liabilities	$63,276	$64,335
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

Balance at March 31, 2017	$10,014
Payments made	(4,757)
Warranties issued	4,974
Warranties assumed in acquisition	16
Changes related to preexisting warranties	—
Balance at March 31, 2018	10,247
Payments made	(3,462)
Warranties issued	3,962
Other adjustments	(2,373)
Changes related to preexisting warranties	(230)
Balance at March 31, 2019	$8,144

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	March 31, 2019	March 31, 2018
2018 Credit Agreements:
Revolving Credit Facility	$220,000	$—
Term Loan	104,509	—
2016 Credit Agreement:
Term Loan	—	576,000
Total principal amount of Credit Agreements	324,509	576,000
Junior Term Loan	40,000	—
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	714,509	926,000
Less: unamortized deferred financing costs	(10,504)	(10,601)
Carrying amount of long-term debt	704,005	915,399
Less: current portion	(19,335)	(32,000)
Carrying amount of long-term debt, excluding current portion	$684,670	$883,399

Credit Agreements—On November 19, 2018, we refinanced our 2016 Credit Agreement, which provided for a $200,000 revolving credit facility and a $400,000 term A loan, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of March 31, 2019, based on the borrowing base less outstanding borrowings of $220,000 and outstanding letters of credit of $24,818, the amount available under the ABL Revolving Credit Facility was $134,347.

The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The loans under the Term Loan are subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July, and October, with the remaining balance due on the Maturity Date. The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date. There are no scheduled principal payments under the Junior Term Loan, which will be payable in full on the Maturity Date.

Borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.75% to 1.25% or the sum of a LIBO rate plus a margin ranging from 1.75% to 2.25%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of March 31, 2019, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 1.25% for base rate loans and 2.25% for LIBO rate loans and (b) FILO revolving credit loans, 2.25% for base rate loans and 3.25% for LIBO rate loans, (2) Term Loan was 2.75% for base rate loans and 3.75% for LIBO rate loans, and (3) Junior Term Loan was 7.00% for base rate loans and 8.00% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of March 31, 2019 was 5.85%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.

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

Debt issuance costs related to the New Credit Facilities, including a portion of the existing unamortized debt issuance costs, totaling approximately $12,000 will be amortized over the term of the New Credit Facilities. In connection with the refinancing, net unamortized debt issuance costs of approximately $2,404 plus additional costs related to the refinancing of approximately $400 were written off during fiscal 2019 and were included in interest expense in the condensed consolidated statements of comprehensive income (loss).

In May 2018, we executed an amendment to the 2016 Credit Agreement to amend, among other things, certain financial covenants as well as to reduce the revolving credit facility from $400,000 to $200,000 (the "May 2018 Amendment"). Debt issuance costs related to the May 2018 Amendment were approximately $2,800. In connection with the reduction in this revolving credit facility and prepayments of the term A loan, unamortized debt issuance costs of $3,203 were written off during fiscal 2019.

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

Rank and guarantees—The New Credit Facilities' obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. Vista Outdoor (the parent company issuer) which has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our New Credit Facilities or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

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

Interest rate swaps—During fiscal 2018, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of March 31, 2019, we had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$244	1.52%	2.50%	June 2019
Non-amortizing swap	100,000	900	1.63%	2.50%	June 2020

The amount paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2019:

Fiscal 2020	$19,335
Fiscal 2021	19,335
Fiscal 2022	19,335
Fiscal 2023	19,335
Fiscal 2024	637,169
Thereafter	—
Total	$714,509

Covenants

New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the New Credit Facilities contain financial covenants requiring us to (a) maintain Excess Availability under the ABL Revolving Credit Facility of $45,000 at all times before all amounts owing under the Term Loan Facility and the Junior Term Loan Facility have been paid in full, (b) maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.15:1.00 for any fiscal quarter beginning with the fiscal quarter ending on March 31, 2019 until the fiscal quarter ending immediately prior to the date the Term Loan Facility and the Junior Term Loan Facility have been paid in full, and (c) maintain a FCCR of not less than
1.00:1.00 for any fiscal quarter ending after the Term Loan Facility and the Junior Term Loan Facility have been paid in full if Excess Availability falls below certain levels. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.

The FCCR is Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments paid since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of March 31, 2019, our FCCR was 1.93.

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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of
March 31, 2019, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt—Cash paid for interest totaled $36,064 in fiscal 2019, $56,273 in fiscal 2018, and $42,469 in fiscal 2017.

14. Employee Benefit Plans

Defined Benefit Plan

During fiscal 2019 we recognized an aggregate net benefit for employee defined benefit plans of $973. During fiscal 2018, and 2017, we recognized an aggregate net expense for employee defined benefit plans of $1,505, and $6,762, respectively. The estimated income for these defined benefit plans for fiscal 2020 is $400.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") or our other post-retirement benefit plans. The weighted average discount rate used to determine the pension benefit obligation was 3.90% and 4.00% as of March 31, 2019 and 2018, respectively. The fair value of the plan assets was $160,682 and $168,425 as of March 31, 2019 and 2018, respectively. The benefit obligation was $206,369 and $206,177 as of March 31, 2019 and 2018, respectively, resulting in an unfunded liability of $45,687 and $37,753 as of March 31, 2019 and 2018, respectively, which is primarily recorded within Accrued pension and postemployment liabilities.

In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. The benefits under the affected plans were determined by a cash balance formula that provides participating employees with an annual “pay credit” as a percentage of their eligible pay based on their age and eligible service. The changes were effective July 31, 2017, with employees receiving a pro-rated pay credit for fiscal 2017 and no future pay credits beginning in fiscal 2018. However, a participating employee’s benefit will continue to grow based on annual interest credits applied to the employee’s cash balance account until commencement of the employee’s benefit. As a result of the changes, we recognized a one-time curtailment gain of $5,783 during the quarter ended July 2, 2017. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.75% over the long-term within reasonable and prudent levels of risk as of March 31, 2019 and 2018, and (2) to preserve the real purchasing power of assets to meet future obligations.

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

Employer contributions and distributions—During fiscal 2019, we made contributions of $1,200 directly to the pension trust, made no contributions to our other postretirement benefit plans, and distributed $293 directly to retirees under our non-qualified supplemental executive retirement plans. During fiscal 2018, we contributed $13,800 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $11,110 directly to retirees under our non-qualified supplemental executive retirement plans. During fiscal 2017, we contributed $4,400 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $10 to retirees under the non-qualified supplemental executive retirement plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following benefit payments, which reflect expected future service, are expected to be paid in the years ending March 31. The pension benefits will be paid primarily out of the pension trust.

Pension Benefits
2020	$12,926
2021	12,701
2022	12,794
2023	13,048
2024	12,990
2025 through 2029	65,459

Defined Contribution Plan

We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States.

Total contributions in fiscal 2019, 2018, and 2017 were $14,607, $19,865, and $18,936 respectively.
15. Income Taxes
Income (loss) before income taxes is as follows:

	Years Ended March 31
	2019	2018	2017
Current:
U.S.	$(686,188)	$(102,153)	$(265,825)
Non-U.S.	11,916	(31,636)	15,131
Income (loss) before income taxes	$(674,272)	$(133,789)	$(250,694)

Our income tax provision (benefit) consists of:

	Years Ended March 31
	2019	2018	2017
Current:
Federal	$(6,208)	$(1,599)	$34,811
State	(1,738)	204	5,724
Non-U.S.	5,144	6,685	5,769
Deferred:
Federal	(27,045)	(76,300)	(20,214)
State	4,176	(3,024)	(1,622)
Non-U.S.	(158)	477	(708)
Income tax provision (benefit)	$(25,829)	$(73,557)	$23,760

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years Ended March 31
	2019	2018	2017
Statutory federal income tax rate	21.0%	31.6%	35.0%
State income taxes, net of federal impact	1.0%	1.2%	(1.2)%
Domestic manufacturing deduction	—%	1.2%	1.4%
Nondeductible goodwill impairment	(12.1)%	(21.1)%	(49.3)%
Nondeductible loss on divestiture	(1.6)%	—%	—%
Acquisition claim settlement gain	—%	—%	4.2%
Pre-acquisition tax attributes	—%	4.1%	—%
Impact of law changes	—%	33.9%	—%
Valuation allowance	(4.9)%	(0.4)%	—%
Other	0.4%	4.5%	0.4%
Income tax provision (benefit)	3.8%	55.0%	(9.5)%
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as noncurrent assets or liabilities. As of March 31, 2019 and 2018, the components of deferred tax assets and liabilities were as follows:

	March 31
	2019	2018
Deferred Tax Assets:
Inventories	$12,110	$14,536
Retirement benefits	11,003	10,119
Accounts receivable	7,829	8,444
Accruals for employee benefits	4,211	6,156
Other reserves	4,767	5,378
Loss and credit carryforwards	17,081	11,055
Nondeductible interest	15,880	—
Other	4,188	1,378
Total deferred tax assets	77,069	57,066
Valuation allowance	(35,903)	(3,102)
Total net deferred assets	41,166	53,964
Deferred tax liabilities:
Intangible assets	(55,871)	(117,542)
Property, plant, and equipment	(24,454)	(21,108)
Total deferred tax liabilities	(80,325)	(138,650)
Net deferred income tax liability before amounts attributable to assets and liabilities held for sale	(39,159)	(84,686)
Less: deferred tax liability attributable to assets and liabilities held for sale	21,402	18,490
Net deferred income tax liability	$(17,757)	$(66,196)

In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the impairment charges in the current year, we are in a cumulative loss position for the three year period ending March 31, 2019. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have established a valuation allowance of $32,801 during the current year for a total valuation allowance of $35,903 at March 31, 2019.

Included in the net deferred tax liability are federal, foreign and state net operating loss and credit carryovers, of $9,429 which expires in years ending from March 31, 2020 through March 31, 2039 and $7,651 that may be carried over indefinitely. The carryforwards presented above are net of any applicable uncertain tax positions.
On December 22, 2017, tax legislation was enacted in the United States ("Tax Legislation"). The Tax Legislation significantly revises the corporate income tax by, among other things, lowering corporate income tax rates, limiting various deductions, repealing the domestic manufacturing deduction, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
The impact of the Tax Legislation was a benefit to us of approximately $49 million, the majority of which was included in our prior period tax benefit. The tax benefit was primarily due to remeasurement of the U.S. deferred tax liabilities at lower enacted corporate tax rates, which did not have a cash impact on the prior period.
We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income tax refunded, net of amounts paid, totaled $8,435 and $19,911 in fiscal 2019 and 2018, respectively.
At March 31, 2019, and 2018, unrecognized tax benefits that have not been recorded in the financial statements amounted to $34,118 and $39,383, respectively, of which $30,432 and $35,471, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that an $8,558 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $7,542.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017
Unrecognized Tax Benefits—beginning of period	$32,734	$27,151	$30,643
Gross increases—tax positions in prior periods	—	1,188	—
Gross decreases—tax positions in prior periods	(2,499)	(332)	(2,186)
Gross increases—current-period tax positions	74	9,247	1,726
Gross decreases—current-period tax positions	—	(2,873)	—
Settlements	—	(332)	(2,172)
Lapse of statute of limitations	(3,057)	(1,315)	(860)
Unrecognized Tax Benefits—end of period	$27,252	$32,734	$27,151
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2019 and 2018, $4,786 and $4,347 of income tax-related interest and $2,080 and $2,302 of penalties were included in accrued income taxes, respectively. As of March 31, 2019, 2018, and 2017, our current tax provision included $1,694, $1,053, and $1,319 of expense related to interest and penalties, respectively.
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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off, we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2012. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return that began after the Spin-Off and ended on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
16. Commitments and Contingencies
We lease land, buildings, and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $24,485 in fiscal 2019, $26,245 in fiscal 2018, and $25,256 in fiscal 2017.
The following table summarizes the operating lease payments expected to be paid in each of the following fiscal years:

2020	$18,949
2021	15,171
2022	12,214
2023	10,961
2024	9,517
Thereafter	58,645
Total	$125,457
We have known purchase commitments of $214,941, which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
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
We have been identified as a PRP, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $729 as of March 31, 2019 and $731 as of March 31, 2018.

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
17. Stockholders' Equity
We have authorized 50,000,000 shares of preferred stock, par value $1.00, none of which have been issued.
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
As of February 10, 2015, we are authorized to issue up to 5,750,000 common shares under the Plan, plus additional shares issuable pursuant to awards granted immediately prior to the Spin-Off in respect of equity-based awards of Orbital ATK granted under the Orbital ATK Stock Plans that were outstanding immediately prior to the Spin-Off and converted into awards subsequent to the Spin-Off. As of March 31, 2019, 2,124,604 common shares are available to be granted.
As of March 31, 2019, there were 1,408,246 shares reserved for performance awards for key employees. Payouts for performance shares are based on achievement of certain performance goals, including sales, earnings before taxes, return on invested capital, or total shareholder return. Performance shares tied to the performance goals of sales, earnings before taxes, or return on invested capital are valued at the fair value of our stock as of the grant date and the related expense is recognized based on the number of shares expected to vest under the terms of the award. Performance shares tied to total shareholder return are valued using an integrated Monte Carlo simulation. Of these performance shares,

•
up to 702,020 shares may become payable only upon achievement of certain performance goals, including earnings before interest and taxes and total shareholder return targets, for the fiscal 2020 through fiscal 2022 period.

•
up to 193,072 shares may become payable only upon achievement of certain performance goals, including earnings before interest and taxes and total shareholder return targets, for the fiscal 2019 through fiscal 2021 period.

•
up to 374,520 shares may become payable only upon achievement of certain performance goals, including sales, return on invested capital, and total shareholder return targets, for the fiscal 2018 through fiscal 2020 period.

•
up to 138,634 shares may become payable only upon achievement of certain performance goals, including sales, return on invested capital, and total shareholder return targets, for the fiscal 2017 through fiscal 2019 period.

There was no restricted stock granted to non-employee directors or certain key employees in fiscal 2019, 2018, and 2017.
Restricted stock units granted to certain key employees and non-employee directors totaled 584,154 shares in fiscal 2019, 541,326 shares in fiscal 2018, and 370,040 shares in fiscal 2017. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms. The fair value our stock options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017
Risk-free rate	2.55%	2.77%	2.43%
Expected volatility	42.21%	42.91%	43.69%
Expected dividend yield	—%	—%	—%
Expected option life	7 years	7 years	7 years
The weighted average fair value of stock options granted was $4.76, $7.78, and $9.89 during fiscal 2019, 2018, and 2017, respectively. The following weighted average assumptions were used for grants:
Total pre-tax stock-based compensation expense of $6,599, $9,299, and $12,648 was recognized during fiscal 2019, 2018, and 2017, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation was $28, $2,132, and $3,106 during fiscal 2019, 2018, and 2017, respectively.
A summary of our stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding at March 31, 2016	612,671	$26.42	7.4	$25.51
Granted	124,190	20.42
Exercised	(4,892)	15.27
Outstanding at March 31, 2017	731,969	$22.01	7.0	$26.45
Granted	338,874	16.06
Exercised	(299,580)	16.85
Forfeited/expired	(224,306)	34.07
Outstanding at March 31, 2018	546,957	$20.88	8.5	$3.39
Granted	244,479	9.99
Forfeited/expired	(86,964)	24.25
Outstanding at March 31, 2019	704,472	$16.68	8.2	$—

Options exercisable at:
March 31, 2016	472,737	$20.56	6.8	$31.35
March 31, 2017	537,991	$23.58	6.1	$28.33
March 31, 2018	192,502	$29.00	5.8	$1.65
March 31, 2019	264,912	$23.26	6.1	$—
There were no options exercised during fiscal 2019. The total intrinsic value of options exercised during fiscal 2018 and 2017, was $1,673 and $170, respectively. Total cash received from options exercised during fiscal 2018 and 2017 was, $4,824 and $75, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

A summary of our performance share award, TSR award, and restricted stock activity is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2016	748,770	$32.08
Granted	442,068	25.29
Canceled/forfeited	(48,055)	56.34
Vested	(94,023)	62.13
Nonvested at March 31, 2017	1,048,760	$25.41
Granted	226,038	18.28
Canceled/forfeited	(115,462)	40.34
Vested	(66,614)	57.87
Nonvested at March 31, 2018	1,092,722	$20.38
Granted	728,014	9.59
Canceled/forfeited	(170,308)	42.64
Vested	(43,790)	30.55
Nonvested at March 31, 2019	1,606,638	$12.85

Certain key employees received restricted stock unit grants during fiscal 2019, 2018, and 2017, which will vest over the next one to three years. These restricted stock units will be settled with the issuance of shares upon vesting. A summary of our restricted stock unit award activity is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2016	266,821	$30.40
Granted	370,040	24.39
Canceled/forfeited	(29,635)	47.92
Vested	(133,613)	78.64
Nonvested at March 31, 2017	473,613	$11.00
Granted	541,326	17.59
Canceled/forfeited	(130,745)	26.96
Vested	(199,473)	32.42
Nonvested at March 31, 2018	684,721	$6.92
Granted	584,154	11.41
Canceled/forfeited	(75,523)	18.51
Vested	(244,930)	14.72
Nonvested at March 31, 2019	948,422	$6.75
As of March 31, 2019, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $18,409 and is expected to be realized over a weighted average period of 2.5 years.
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
We had no repurchases of shares during fiscal 2019 and 2018. During fiscal 2017, we repurchased 3,876,434 shares for $151,071 under authorized share repurchase programs.

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

19. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Our primary measure of segment profitability is gross profit. The presentation of the components of our gross profit in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business.
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
Each segment is described below:

•
Outdoor Products generated 48% of our external sales in fiscal 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and waterfowl decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated 52% of our external sales in fiscal 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Walmart accounted for approximately 14%, 13%, and 12% of our total fiscal 2019, 2018, and 2017 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal 2019, 2018, and 2017.
Our sales to foreign customers were $426,594, $535,170, and $510,401 in fiscal 2019, 2018, and 2017, respectively. During fiscal 2019, approximately 36% of these sales were in Shooting Sports and 64% were in Outdoor Products. Sales to no individual country outside the United States accounted for more than 5% of our sales in fiscal 2019, 2018, and 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following summarizes our results by segment:

	Year ended March 31, 2019
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$990,006	$1,068,522	$—	$2,058,528
Gross Profit	237,966	177,785	(63)	415,688
Capital expenditures	17,487	20,766	5,713	43,966
Depreciation	23,446	23,258	6,425	53,129
Amortization of intangible assets	21,698	2,676	—	24,374

	Year ended March 31, 2018
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$1,149,106	$1,159,357	$—	$2,308,463
Gross Profit	287,110	234,381	(529)	520,962
Capital expenditures	21,130	36,931	6,025	64,086
Depreciation	24,510	24,827	5,753	55,090
Amortization of intangible assets	27,712	6,957	—	34,669

	Year ended March 31, 2017
	Outdoor Products	Shooting Sports	Corporate	Total
External sales	$1,170,634	$1,376,258	$—	$2,546,892
Gross profit	292,967	377,466	(1,247)	669,186
Capital expenditures	23,692	51,098	14,414	89,204
Depreciation	27,581	25,067	1,509	54,157
Amortization of intangible assets	32,666	6,956	—	39,622
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $6,792, $5,612, and $5,576 for fiscal 2019, 2018, and 2017, respectively. The capital expenditures above include amounts that were not paid as of March 31, 2019.
20. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2019 Quarter Ended
	July 1,	September 30,	December 30,	March 31,
Sales, net	$528,836	$546,585	$467,771	$515,336
Gross profit	113,338	108,757	94,236	99,357
Net income (loss)	(52,348)	(32,818)	(514,642)	(48,635)
Earnings (loss) per common share:
Basic	$(0.91)	$(0.57)	$(8.94)	$(0.84)
Diluted	$(0.91)	$(0.57)	$(8.94)	$(0.84)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Fiscal 2018 Quarter Ended
	July 2,	October 1,	December 31,	March 31,
Sales, net	$568,749	$587,283	$581,204	$571,227
Gross profit	146,558	138,977	126,105	109,322
Net income (loss)	16,652	(114,705)	53,743	(15,922)
Earnings (loss) per common share:
Basic	$0.29	$(2.01)	$0.94	$(0.28)
Diluted	$0.29	$(2.01)	$0.94	$(0.28)
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Vista Outdoor prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report on Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting. Vista Outdoor's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, Vista Outdoor designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of Vista Outdoor's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors Vista Outdoor's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2019.

Our internal control over financial reporting as of March 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Christopher T. Metz
Chief Executive Officer

/s/ Miguel A. Lopez
Chief Financial Officer
May 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vista Outdoor Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019, of the Company and our report dated May 23, 2019, expressed an unqualified opinion on those consolidated financial statements.
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

Salt Lake City, Utah
May 23, 2019

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors and under the heading The Vista Outdoor Inc. Board of Directors in the section entitled Corporate Governance at Vista Outdoor Inc. in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal 2019 (the "2019 Proxy Statement"). Information regarding our executive officers is set forth under the heading Information About Our Executive Officers in the section entitled Corporate Governance at Vista Outdoor Inc. in the 2019 Proxy Statement.
Information regarding our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled Delinquent Section 16(a) Reports in the 2019 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Code of Business Ethics in the 2019 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee in the 2019 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Compensation Discussion and Analysis, Named Executive Officer Compensation Tables, and Compensation Committee Report in the 2019 Proxy Statement.
Information regarding the compensation of our directors is incorporated by reference from the section entitled Director Compensation in the 2019 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2019 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Security Ownership of Directors and Named Executive Officers in the 2019 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is set forth the section entitled Securities Authorized for Issuance Under Equity Compensation Plans in the 2019 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions in the 2019 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Director Independence in the 2019 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2019 Proxy Statement.

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
3.     Exhibits
The following exhibits with an exhibit number is followed by an asterisk (*) are filed electronically with this report. All other exhibits listed below are incorporated by reference from the document listed.

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

2.2	+
Transition Services Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.3	+
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

3.3		Vista Outdoor Inc. Amended and Restated Bylaws (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2018).
4.1		Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).
4.2
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
4.3
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

4.7	*	Description of Common Stock.
10.1
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

10.2
Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., the lenders from time to time party thereto and Wells Fargo Bank National Association, as administrative agent (Exhibit 10.2 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018).

10.3
Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., the lenders from time to time party thereto and GACP Finance Co., LLC, as administrative agent (Exhibit 10.3 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018).

10.6
Ammunition Supply Agreement, dated as of May 5, 2017, among Federal Cartridge Company and Alliant Techsystems Operations LLC (Exhibit 10.4 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2017).

10.7	#	Vista Outdoor Inc. Executive Officer Incentive Plan. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.8	#
Vista Outdoor Inc. Income Security Plan, as Amended and Restated Effective August 10, 2015 (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2015).

10.9	#	Vista Outdoor Inc. Executive Severance Plan. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.10	#
Vista Outdoor Inc. Defined Benefit Supplemental Executive Retirement Plan. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.11	#
Vista Outdoor Inc. Defined Contribution Supplemental Executive Retirement Plan. (Exhibit 10.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.12	#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal years ended March 31, 2012 and March 31, 2013. (Exhibit 10.6 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.13	#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal year ended March 31, 2014. (Exhibit 10.7 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.14	#
Form of Amendment to ATK Non-Qualified Stock Option Award Agreement. (Exhibit 10.8 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.15	#
Form of Vista Outdoor Inc. Restricted Stock Unit Award Agreement. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.16	#	Form of Vista Outdoor Inc. Performance Growth Award Agreement. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.17	#	Form of Vista Outdoor Inc. Restricted Stock Award Agreement. (Exhibit 10.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.18	#
Form of Vista Outdoor Inc. Non-Qualified Stock Option Award Agreement. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.19	#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.26 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.20	#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Award Agreement (Exhibit 10.27 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.21	#
Form of Vista Outdoor Inc. Non-Employee Director Deferred Stock Unit Award Agreement (Exhibit 10.28 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.22	#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).
10.23	#
Vista Outdoor Inc. Nonqualified Deferred Compensation Plan. (Exhibit 4.4 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).

10.24	#	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).

21	*	Subsidiaries of the Registrant as of March 31, 2019.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

VISTA OUTDOOR INC.
Date: May 23, 2019	By:	/s/ Miguel A. Lopez
		Name:	Miguel A. Lopez
		Title:	Chief Financial and Accounting Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 23, 2019.

Signature	Title

/s/ Christopher T. Metz
Christopher T. Metz	Chief Executive Officer (principal executive officer)
/s/ Miguel A. Lopez
Miguel A. Lopez	Chief Financial Officer (principal financial and accounting officer)
/s/ Michael Callahan
Michael Callahan	Chairman of the Board of Directors and Director
/s/ April H. Foley
April H. Foley	Director
/s/ Tig H. Krekel
Tig H. Krekel	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director
/s/ Michael Robinson
Michael Robinson	Director