Form 10-Q
period 2019-06-30
Vista Outdoor Inc.
filed 2019-08-08
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-36597
Vista Outdoor Inc.
(Exact name of Registrant as specified in its charter)

Delaware			47-1016855
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1 Vista Way	Anoka	MN	55303
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (763) 433-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	VSTO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 29, 2019, there were 57,753,803 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31,595	$21,935
Net receivables	363,364	344,249
Net inventories	387,676	344,491
Assets held for sale	195,938	207,607
Other current assets	23,678	21,180
Total current assets	1,002,251	939,462
Net property, plant, and equipment	207,416	215,592
Operating lease assets	72,349	—
Goodwill	204,496	204,496
Net intangible assets	355,699	360,520
Deferred charges and other non-current assets	19,090	17,953
Total assets	$1,861,301	$1,738,023
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$19,335	$19,335
Accounts payable	128,670	99,283
Accrued compensation	25,421	36,456
Accrued income taxes	845	436
Federal excise tax	20,128	18,482
Liabilities held for sale	38,733	46,030
Other current liabilities	105,061	97,175
Total current liabilities	338,193	317,197
Long-term debt	740,312	684,670
Deferred income tax liabilities	17,214	17,757
Long-term operating lease liabilities	75,799	—
Accrued pension and postemployment benefits	45,423	46,083
Other long-term liabilities	49,411	63,276
Total liabilities	1,266,352	1,128,983
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,745,745 shares as of June 30, 2019 and 57,710,934 shares as of March 31, 2019	577	577
Additional paid-in capital	1,752,760	1,752,419
Accumulated deficit	(821,584)	(804,969)
Accumulated other comprehensive loss	(82,620)	(82,967)
Common stock in treasury, at cost — 6,218,694 shares held as of June 30, 2019 and 6,253,505 shares held as of March 31, 2019	(254,184)	(256,020)
Total stockholders' equity	594,949	609,040
Total liabilities and stockholders' equity	$1,861,301	$1,738,023
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	3 months ended
(Amounts in thousands except per share data)	June 30, 2019	July 1, 2018
Sales, net	$459,774	$528,836
Cost of sales	364,696	415,498
Gross profit	95,078	113,338
Operating expenses:
Research and development	6,494	6,968
Selling, general, and administrative	83,909	101,054
Impairment of held-for-sale assets (Note 7)	9,429	44,921
Income (loss) before interest and income taxes	(4,754)	(39,605)
Interest expense, net	(11,124)	(13,472)
Income (loss) before income taxes	(15,878)	(53,077)
Income tax provision (benefit)	737	(729)
Net income (loss)	$(16,615)	$(52,348)
Earnings (loss) per common share:
Basic	$(0.29)	$(0.91)
Diluted	$(0.29)	$(0.91)
Weighted-average number of common shares outstanding:
Basic	57,722	57,454
Diluted	57,722	57,454

Net income (loss) (from above)	$(16,615)	$(52,348)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $19, respectively.	(78)	(60)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $0 and $(171), respectively.	811	543
Change in derivatives, net of tax expense of $0 and $(63), respectively.	(1,150)	200
Change in cumulative translation adjustment.	764	(7,146)
Total other comprehensive income (loss)	347	(6,463)
Comprehensive income (loss)	$(16,268)	$(58,811)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	3 months ended
(Amounts in thousands)	June 30, 2019	July 1, 2018
Operating Activities:
Net income (loss)	$(16,615)	$(52,348)
Adjustments to net income (loss) to arrive at cash (used for) provided by operating activities:
Depreciation	11,290	14,139
Amortization of intangible assets	5,097	6,842
Impairment of held-for-sale assets (Note 7)	9,429	44,921
Amortization of deferred financing costs	580	1,268
Deferred income taxes	(168)	(3,302)
Loss on disposal of property, plant, and equipment	—	(50)
Stock-based compensation	2,190	2,368
Changes in assets and liabilities:
Net receivables	(4,749)	26,935
Net inventories	(53,811)	(36,620)
Accounts payable	29,098	55,945
Accrued compensation	(11,026)	(9,555)
Accrued income taxes	992	(617)
Federal excise tax	(881)	(52)
Pension and other postretirement benefits	101	(184)
Other assets and liabilities	(7,695)	24,482
Cash (used for) provided by operating activities	(36,168)	74,172
Investing Activities:
Capital expenditures	(9,212)	(9,949)
Proceeds from the disposition of property, plant, and equipment	85	65
Cash used for investing activities	(9,127)	(9,884)
Financing Activities:
Borrowings on lines of credit	120,239	40,000
Payments on lines of credit	(60,240)	(40,000)
Payments made on long-term debt	(4,834)	(33,000)
Payments made for debt issuance costs	(103)	(2,759)
Settlement from former parent	—	13,047
Shares withheld for payroll taxes	(297)	(830)
Cash provided by (used for) financing activities	54,765	(23,542)
Effect of foreign exchange rate fluctuations on cash	190	(256)
Increase in cash and cash equivalents	9,660	40,490
Cash and cash equivalents at beginning of period	21,935	22,870
Cash and cash equivalents at end of period	$31,595	$63,360
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$2,531	$2,613

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive income (loss)	—	—	—	(52,348)	(6,463)	—	(58,811)
Share-based compensation	—	—	2,380	—	—	(12)	2,368
Restricted stock vested and shares withheld	24,430	—	(1,755)	—	—	1,486	(269)
Employee stock purchase plan	7,241	—	(192)	—	—	299	107
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	58,935	1	(980)	—	—	984	5
Balance, July 1, 2018	57,521,905	$575	$1,758,682	$(208,874)	$(110,759)	$(265,687)	$1,173,937

Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive income (loss)	—	—	—	(16,615)	347	—	(16,268)
Share-based compensation	—	—	2,190	—	—	—	2,190
Restricted stock vested and shares withheld	23,059	—	(1,534)	—	—	1,428	(106)
Employee stock purchase plan	11,028	—	(358)	—	—	451	93
Other	724	—	43	—	—	(43)	—
Balance, June 30, 2019	57,745,745	$577	$1,752,760	$(821,584)	$(82,620)	$(254,184)	$594,949
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3 months ended June 30, 2019
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

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“fiscal 2019”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2019. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of June 30, 2019 and March 31, 2019, our results of operations for the quarters ended June 30, 2019 and July 1, 2018, and our cash flows for the quarters ended June 30, 2019 and July 1, 2018.

New Accounting Pronouncements

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our fiscal year 2019 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2016-02, “Leases" (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. We adopted ASU 2016-02 prospectively starting on April 1, 2019. As part of the adoption, we elected the package of practical expedients which permits us under the new standard not to reassess historical lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for all its leases. In addition, we elected the use of hindsight to determine the lease term of its leases and applied its incremental borrowing rate based on the remaining term of its leases as of the adoption date. The impact upon adoption, on April 1, 2019, resulted in the recognition of right-of-use assets of approximately $75,749, and lease liabilities of approximately $91,604 on our unaudited condensed consolidated balance sheet. See Note 3, Leases, for additional information.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact that adoption of ASU 2018-15 will have on the consolidated financial statements.

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
Commodity Price Hedging Instruments—We periodically enter into commodity forward contracts to hedge our exposure to price fluctuations on certain commodities we use for raw material components in our manufacturing process. When actual commodity prices exceed the fixed price provided by these contracts, we receive this difference from the counterparty, and when actual commodity prices are below the contractually provided fixed price, we pay this difference to the counterparty. We consider these to be Level 2 instruments. See Note 4, Derivative Financial Instruments, for additional information.
Contingent consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. On September 1, 2016, we completed the acquisition of privately owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, approximately $10,000 of the purchase price is payable over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is to be paid in three equal installments as each milestone is achieved. The growth milestones for the second year have been met and, therefore, we paid $3,371 during the quarter ended December 30, 2018. The third installment is expected to be paid during the third quarter of fiscal 2020.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	June 30, 2019		March 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$341,555	$350,000	$326,375
Variable-rate debt	419,676	419,676	364,509	364,509

3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances were recorded as leasehold improvements with an offsetting adjustment included in the Company’s calculation of its right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term for three years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases follow.

	Balance Sheet Caption	June 30, 2019
Assets:
Operating lease assets	Operating lease assets	$72,349

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$12,196
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	75,799
Total lease liabilities		$87,995

The components of lease expense are recorded to cost of sales, and selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

3 months ended June 30, 2019
Fixed operating lease costs	$5,017
Variable operating lease costs	535
Sublease income	(281)
Net Lease costs	$5,271

June 30, 2019
Weighted Average Remaining Lease Term (Years):
Operating leases	9.89

Weighted Average Discount Rate:
Operating leases	8.61%

The approximate future minimum lease payments under operating leases at June 30, 2019 follow.

Remainder of fiscal 2020	$14,570
Fiscal 2021	16,560
Fiscal 2022	13,265
Fiscal 2023	11,574
Fiscal 2024	10,242
Thereafter	69,804
Total lease payments	136,015
Less imputed interest	(48,020)
Present value of lease liabilities	$87,995

Supplemental cash flow information related to leases is as follows:

3 months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,205
Right of use assets obtained in exchange for lease liabilities:
Operating leases	701

4. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rates, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 13, Long-term Debt, for additional information on our interest rate swaps.
We entered into various commodity forward contracts during fiscal 2020 and 2019. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. Hedge accounting would cease if it became probable that the originally-forecasted hedged transaction will not occur. The related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
The fair value of the lead forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive loss ("AOCL") in our financial statements. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of June 30, 2019, we had outstanding lead forward contracts on 13.4 million pounds of lead.
The derivative gains or losses in the unaudited condensed consolidated statements of comprehensive income (loss) related to lead forward contracts during the quarter ended June 30, 2019 were immaterial. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.

5. Revenue Recognition

The following tables disaggregate our net sales by major category:

	3 months ended June 30, 2019			3 months ended July 1, 2018
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$213,810	$213,810	$—	$217,122	$217,122
Firearms	—	24,017	24,017	—	40,934	40,934
Hunting and Shooting Accessories	95,861	—	95,861	103,688	—	103,688
Action Sports	67,909	—	67,909	71,708	—	71,708
Outdoor Recreation	58,177	—	58,177	63,113	—	63,113
Eyewear	—	—	—	32,271	—	32,271
Total	$221,947	$237,827	$459,774	$270,780	$258,056	$528,836

Geographic Region
United States	$171,795	$209,361	$381,156	$196,649	$231,894	$428,543
Rest of the World	50,152	28,466	78,618	74,131	26,162	100,293
Total	$221,947	$237,827	$459,774	$270,780	$258,056	$528,836

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

6. Earnings Per Share

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

In computing EPS for the quarters ended June 30, 2019 and July 1, 2018, earnings, as reported for each respective period, is divided by the number of shares below:

	3 months ended
	June 30, 2019	July 1, 2018
Net income (loss)	$(16,615)	$(52,348)
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,722	57,454
Dilutive effect of stock-based awards (1)	—	—
Diluted EPS shares outstanding	57,722	57,454
Earnings (loss) per common share:
Basic	$(0.29)	$(0.91)
Diluted	$(0.29)	$(0.91)

(1) Due to the loss from continuing operations in the quarters ended June 30, 2019 and July 1, 2018, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.

7. Assets and Liabilities Held for Sale
Subsequent to quarter-end we entered into a purchase agreement for the sale of the legal entities comprising our firearms business, which is part of our Shooting Sports segment and comprises our Firearms reporting unit. See Note 19, Subsequent Events. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus our attention on assets that are core to our mission and strategy.

The gross proceeds from the divestiture will be approximately $170,000, subject to reductions for fair value, net working capital adjustments and transaction costs. We measured this business at the lower of its carrying value or fair value less any costs to sell, and subsequently recognized additional impairment of $9,429 during the quarter. Impairment of $120,238 was recognized during fiscal 2019.
The operating results of this business do not qualify for reporting as discontinued operations. For the quarters ended June 30, 2019 and July 1, 2018, the earnings before interest and taxes for this business were $1,230 and $2,962, respectively.

The following table presents information related to the assets and liabilities of the firearms business that was classified as held for sale at June 30, 2019:

Assets and Liabilities Held for Sale

June 30, 2019
Assets
Net receivables	$37,047
Net inventories	45,446
Other current assets	1,476
Net property, plant, and equipment	37,976
Goodwill	121,666
Net intangible assets	79,809
Deferred charges and other non-current assets	2,184
Total assets held for sale	$325,604

Liabilities
Accounts payable	$10,698
Accrued compensation	1,640
Accrued income taxes	282
Federal excise tax	2,039
Other current liabilities	1,574
Other long-term liabilities	522
Deferred tax liabilities	21,978
Total liabilities held for sale	$38,733

Total net assets held for sale	$286,871

Total net assets held for sale	$286,871
Currency translation adjustment attributable to firearms business	3,045
Total net assets including currency translation adjustment	289,916
Estimated fair value less costs to sell	160,250
Impairment of held-for-sale goodwill and assets	$129,666

Total assets held for sale	$325,604
Impairment of held-for-sale goodwill and assets	(129,666)
Adjusted assets held for sale	$195,938

During the quarter ended July 1, 2018, we recognized an impairment of $44,921 related to an expected loss on the sale of our held-for-sale assets of our Eyewear business.

8. Receivables
Net receivables are summarized as follows:

	June 30, 2019	March 31, 2019
Trade receivables	$370,914	$356,035
Other receivables	11,722	7,106
Less: allowance for doubtful accounts and discounts	(19,272)	(18,892)
Net receivables	$363,364	$344,249

Walmart represented 16% and 14% of the total trade receivables balance as June 30, 2019 and March 31, 2019, respectively. No other customer represented more than 10% of our total trade receivables balance as of June 30, 2019 and March 31, 2019.
9. Inventories
Net inventories consist of the following:

	June 30, 2019	March 31, 2019
Raw materials	$95,463	$65,240
Work in process	32,285	32,213
Finished goods	259,928	247,038
Net inventories	$387,676	$344,491

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $17,615 and $16,227 as of June 30, 2019 and March 31, 2019, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	June 30, 2019	March 31, 2019
Pension and other postretirement benefits	$(73,937)	$(74,670)
Derivatives	(415)	735
Cumulative translation adjustment	(8,268)	(9,032)
Total AOCL	$(82,620)	$(82,967)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	3 months ended June 30, 2019
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$735	$(74,670)	$(9,032)	$(82,967)
Net actuarial losses reclassified from AOCL (1)	—	811	—	811
Prior service costs reclassified from AOCL (1)	—	(78)	—	(78)
Net decrease in fair value of derivatives	(1,150)	—	—	(1,150)
Net change in cumulative translation adjustment	—	—	764	764
Ending balance in AOCL	$(415)	$(73,937)	$(8,268)	$(82,620)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	3 months ended July 1, 2018
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$1,904	$(66,656)	$(39,544)	$(104,296)
Net actuarial losses reclassified from AOCL (1)	—	543	—	543
Prior service costs reclassified from AOCL (1)	—	(60)	—	(60)
Net increase in fair value of derivatives	200	—	—	200
Net change in cumulative translation adjustment	—	—	(7,146)	(7,146)
Ending balance in AOCL	$2,104	$(66,173)	$(46,690)	$(110,759)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

11. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the quarter ended June 30, 2019. The carrying amounts of goodwill for our Outdoor Products and Shooting Sports segments as of June 30, 2019 were $121,329 and $83,167, respectively, for a consolidated balance of $204,496.

Net intangible assets other than goodwill consisted of the following:

	June 30, 2019			March 31, 2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(11,628)	$36,732	$48,360	$(10,694)	$37,666
Patented technology	16,684	(9,828)	6,856	16,684	(9,604)	7,080
Customer relationships and other	238,742	(71,995)	166,747	238,595	(68,185)	170,410
Total	303,786	(93,451)	210,335	303,639	(88,483)	215,156
Non-amortizing trade names	145,364	—	145,364	145,364	—	145,364
Net intangible assets	$449,150	$(93,451)	$355,699	$449,003	$(88,483)	$360,520

Amortization expense for the quarters ended June 30, 2019 and July 1, 2018 was $5,097 and $6,842, respectively.

As of June 30, 2019, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2020	$14,931
Fiscal 2021	19,886
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Thereafter	116,309
Total	$210,335

12. Other Current and Non-Current Liabilities

Other current and non-current liabilities consisted of the following:

	June 30, 2019	March 31, 2019
Other current liabilities:
Accrual for in-transit inventory	$23,568	$11,275
Rebate accrual	10,387	13,911
Other	71,106	71,989
Total other current liabilities	$105,061	$97,175

Other non-current liabilities:
Non-current portion of accrued income tax liability	$34,730	$34,118
Other	14,681	29,158
Total other non-current liabilities	$49,411	$63,276

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

Balance, March 31, 2019	$8,144
Payments made	(364)
Warranties issued	479
Other adjustments	74
Changes related to pre-existing warranties	(33)
Balance, June 30, 2019	$8,300

13. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	June 30, 2019	March 31, 2019
Credit Agreements:
ABL Revolving Credit Facility	$280,000	$220,000
Term Loan	99,676	104,509
Junior Term Loan	40,000	40,000
Total principal amount of Credit Agreements	419,676	364,509
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	769,676	714,509
Less: unamortized deferred financing costs	(10,029)	(10,504)
Carrying amount of long-term debt	759,647	704,005
Less: current portion	(19,335)	(19,335)
Carrying amount of long-term debt, excluding current portion	$740,312	$684,670

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of June 30, 2019, based on the borrowing base less outstanding borrowings of $280,000 and outstanding letters of credit of $24,974, the amount available to us under the ABL Revolving Credit Facility was $77,223.

The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The loans under the Term Loan are subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July, and October, with the remaining balance due on the Maturity Date. The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of June 30, 2019 was $18,333. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date. There are no scheduled principal payments under the Junior Term Loan, which will be payable in full on the Maturity Date.

Borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.75% to 1.25% or the sum of a LIBO rate plus a margin ranging from 1.75% to 2.25%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of June 30, 2019, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 1.25% for base rate loans and 2.25% for LIBO rate loans and (b) FILO revolving credit loans, 2.25% for base rate loans and 3.25% for LIBO rate loans, (2) Term Loan was 2.75% for base rate loans and 3.75% for LIBO rate loans, and (3) Junior Term Loan was 8.00% for base rate loans and 9.00% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of June 30, 2019 was 5.84%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.

Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the New Credit Facilities.

Debt issuance costs related to the New Credit Facilities, including a portion of the existing unamortized debt issuance costs, totaling approximately $12,100 are being amortized over the term of the New Credit Facilities.

5.875% Notes—In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on the notes is payable semi-

annually in arrears on April 1 and October 1 of each year. We have the right to redeem some or all of these notes from time to time at specified redemption prices. Debt issuance costs of approximately $4,300 are being amortized to interest expense over 8 years, the term of the notes.

Rank and guarantees—The New Credit Facilities' obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our New Credit Facilities or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:

•	if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary

•	if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”

•	upon defeasance or satisfaction and discharge of the 5.875% Notes

•	if such subsidiary guarantor has been released from its guarantees of indebtedness under the New Credit Facilities and all capital markets debt securities

Interest rate swaps—During fiscal 2018, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of June 30, 2019, we had the following cash flow hedge interest rate swap in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	100,000	219	1.629%	2.402%	June 2020

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

The FCCR is Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments made since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of June 30, 2019, our FCCR was 1.37.

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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of
June 30, 2019, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees, for the quarters ended June 30, 2019 and July 1, 2018 totaled $15,654 and $7,073, respectively.

14. Employee Benefit Plans
During the quarter ended June 30, 2019, we recognized an aggregate net benefit for employee defined benefit plans of $101 compared to $186 during the quarter ended July 1, 2018. The decrease in income was primarily due to expected return on plan assets.
Employer contributions and distributions—During the quarters ended June 30, 2019 and July 1, 2018, there were no required contributions to the pension trust, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under the non-qualified supplemental executive retirement plan. During the remainder of fiscal 2020, we expect to make additional contributions to the pension trust of $3,600. There are no expected contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans.

15. Income Taxes

Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for both the current and prior year.

The income tax provisions for the quarters ended June 30, 2019 and July 1, 2018 represent effective tax rates of (4.6)% and 1.4%, respectively. The decrease in the rate from the prior year quarter is primarily caused by increased valuation allowance due to the operating loss incurred during the current quarter and interest expense on uncertain tax positions, offset by the larger prior period impairment of held-for-sale assets for the quarter ended July 1, 2018.

The effective tax rate for the quarter ended June 30, 2019 was lower than the statutory rate primarily because of the increased valuation allowance and interest expense on uncertain tax positions. The effective tax rate for the quarter ended July 1, 2018 was lower than the statutory rate primarily because of the operating loss in the quarter, which caused the unfavorable tax adjustments to decrease the rate.

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

Income taxes paid, net of refunds, totaled $(253) and $3,087 for the quarters ended June 30, 2019 and July 1, 2018, respectively.

Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $9,253 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $8,067.

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
We have been identified as a potentially responsible party (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $729 and $729 as of June 30, 2019 and March 31, 2019, respectively.
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

18. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•
Outdoor Products generated approximately 48% of our external sales in the quarter ended June 30, 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports, and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and waterfowl decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes, and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 52% of our external sales in the quarter ended June 30, 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Sales to Walmart represented 14% of our sales in both the quarters ended June 30, 2019 and July 1, 2018. No other single customer contributed 10% or more of our sales in the quarters ended June 30, 2019 and July 1, 2018.
The following summarizes our results by segment:

	3 months ended
	June 30, 2019	July 1, 2018
Sales to external customers:
Outdoor Products	$221,947	$270,780
Shooting Sports	237,827	258,056
Total sales to external customers	$459,774	$528,836

Gross Profit
Outdoor Products	$55,666	$70,950
Shooting Sports	39,412	42,388
Total gross profit	$95,078	$113,338

The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $922 and $1,622 for the quarters ended June 30, 2019 and July 1, 2018, respectively.
19. Subsequent Events

On July 5, 2019, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, entered into a definitive agreement to sell all of the issued and outstanding equity interests of Caliber Company, the legal entity operating Vista’s Savage Arms and Stevens firearms brands, to a financial buyer, Long Range Acquisition LLC, for a total purchase price of $170,000. The Buyer paid $158,000 in cash, subject to certain transaction adjustments, and $12,000 in the form of a note payable on July 5, 2024. The proceeds from this sale were used to pay off the balance of our Term Loan and reduce our ABL Revolving Credit Facility.

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

You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal 2019 and in the filings we make with the SEC from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Business Overview
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
Organizational Structure
We conduct our operations through two operating segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of June 30, 2019, our two operating segments were:

•
Outdoor Products generated approximately 48% of our sales in the quarter ended June 30, 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and waterfowl decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 52% of our sales in the quarter ended June 30, 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms.

Business Strategy
Our current strategic business plan is designed to allow us to focus our resources on pursuing growth in our market-leading brands by serving our target consumer with new and innovative products; leveraging our channel relationships and the reputation of our brands with our end consumers; expanding our e-commerce capabilities; and continuously improving operations.
Financial Highlights and Notable Events
Certain notable events or activities affecting our first quarter fiscal 2020 financial results included the following:
Financial highlights for the quarter ended June 30, 2019

•
Quarterly sales were $459,774 and $528,836 for the quarters ended June 30, 2019, and July 1, 2018, respectively. The decrease was largely due to the sale of the Eyewear brands which accounted for approximately $32,271 of the decrease. Outdoor Products sales decreased $48,833 and Shooting Sports sales decreased $20,229 for the reasons described in the Results of Operations section.

•
Gross profit was $95,078 and $113,338 for the quarters ended June 30, 2019, and July 1, 2018, respectively. The decrease in gross profit was primarily due to the sale of the Eyewear brands which accounted for approximately $14,782 of the decrease and by lower sales volumes described in the Results of Operations section.

•
Subsequent to quarter end we entered into a purchase agreement for the sale of the legal entities comprising our firearms business, which is part of our Shooting Sports segment and comprises our Firearms reporting unit. See Note 19, Subsequent Events, for additional information. The firearms business was classified as held for sale as of June 30,

2019, resulting in an impairment charge of $9,429 in the fiscal quarter. See Note 7, Assets and Liabilities Held for Sale, for additional information.

Outlook

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

Results of Operations
The following is a discussion and analysis of the financial measures that management believes are the key performance indicators for managing and assessing the results of Vista Outdoor Inc.'s consolidated financial condition and results of operations. The discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.
Sales to Walmart represented 14% of our sales in both the quarters ended June 30, 2019 and July 1, 2018. No other single customer contributed 10% or more of our sales in the quarters ended June 30, 2019 and July 1, 2018.
Net Sales

	June 30, 2019	July 1, 2018	$ Change	% Change
Outdoor Products	$221,947	$270,780	$(48,833)	(18.0)%
Shooting Sports	237,827	258,056	(20,229)	(7.8)%
Total net sales	$459,774	$528,836	$(69,062)	(13.1)%
Outdoor Products—The decrease in sales was primarily due to our sale of the Eyewear brands which accounted for $32,271 of the decrease. In addition, our hunting and shooting accessories, action sports, and hydration solutions businesses had lower sales as a result of lower demand and increased competition.
Shooting Sports—The decrease in sales was caused primarily by lower demand in the market for firearms and rimfire ammunition, which was partially offset by increased demand in the market for centerfire ammunition.
Gross Profit

	June 30, 2019	July 1, 2018	$ Change	% Change
Outdoor Products	$55,666	$70,950	$(15,284)	(21.5)%
Shooting Sports	39,412	42,388	(2,976)	(7.0)%
Total gross profit	$95,078	$113,338	$(18,260)	(16.1)%
Outdoor Products—The decrease in gross profit was caused primarily by the sale of the Eyewear brands which accounted for approximately $14,782 of the decrease and lower sales volumes as described above. These decreases were partially offset with savings driven by lower business transformation consulting costs compared to the prior year quarter, operating efficiencies and improved pricing strategies.
Shooting Sports—The decrease in gross profit was primarily due to lower sales volume described above, offset by decreases in raw material costs, and lower business transformation consulting costs compared to the prior year quarter.

Operating Expenses

	June 30, 2019	As a % of Sales	July 1, 2018	As a % of Sales	$ Change
Research and development	$6,494	1.4%	$6,968	1.3%	$(474)
Selling, general, and administrative	83,909	18.3%	101,054	19.1%	(17,145)
Impairment of held-for-sale assets	9,429	2.1%	44,921	8.5%	(35,492)
Total operating expenses	$99,832	21.8%	$152,943	28.9%	$(53,111)
Operating expenses decreased $53,111 primarily due to a decrease in impairment of held-for-sale assets of $35,492 and a decrease of approximately $9,389 due to the sale of our Eyewear brands. Also contributing to the decrease were savings from restructuring activities realized in this quarter, as well as reduced business transformation consulting costs year over year.
Net Interest Expense

	June 30, 2019	July 1, 2018	$ Change	% Change
Interest expense, net	$11,124	$13,472	$(2,348)	(17.4)%
The decrease in interest expense was due to a reduction in our average debt balance.
Income Tax Provision
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.

	June 30, 2019	Effective Rate	July 1, 2018	Effective Rate
Income tax provision (benefit)	$737	(4.6)%	$(729)	1.4%

The decrease in the tax rate from the prior year quarter was primarily caused by increased valuation allowance due to the operating loss incurred during the current quarter and interest expense on uncertain tax positions, offset by the larger prior period impairment of held-for-sale assets for the quarter ended July 1, 2018.

Liquidity and Capital Resources
Liquidity
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include committed credit facilities and access to the public debt and equity markets. We use our cash primarily to fund investments in our existing businesses and for debt payments, acquisitions, and other activities.
Our cash flows from operating, investing and financing activities for the quarters ended June 30, 2019 and July 1, 2018 are summarized as follows:

	June 30, 2019	July 1, 2018
Cash (used for) provided by operating activities	$(36,168)	$74,172
Cash used for investing activities	(9,127)	(9,884)
Cash provided by (used for) financing activities	54,765	(23,542)
Effect of foreign exchange rate fluctuations on cash	190	(256)
Net cash flows	$9,660	$40,490
Operating Activities—Cash used for operating activities was $36,168 in the quarter ended June 30, 2019 compared to cash provided of $74,172 in the prior year period, a change of $110,340. The change from the prior-year period was primarily a result of unfavorable changes in net working capital balances, timing of interest payments and decreased gross margin. The change in net working capital was driven primarily by increases in net inventories, timing of supplier payments and customer receivables.

Investing Activities—Cash used for investing activities was $9,127 compared to $9,884 used in the prior-year period, a change of $757. The change was driven by a decrease in planned capital expenditures in the current fiscal year.
Financing Activities—Cash provided by financing activities was $54,765 in the current period, compared to cash used for financing activities of $23,542 in the prior year period, a change of $78,307. This change was primarily driven by additional borrowings on our Revolving Credit Facility.
Capital Resources
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under the New Credit Facilities and our 5.875% Notes, as discussed further below.
Our business experiences a certain level of seasonality, which impacts our cash flow. Due to this seasonality, we expect to use cash during the first half of our fiscal year and generate cash during the second half of the year. Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as potential future sources of funding including additional bank financing, will be adequate to fund future growth and to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions or our financial condition and performance.
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
Long-Term Debt and Credit Agreement
As of June 30, 2019, our indebtedness consisted of the following:

June 30, 2019
Credit Agreements:
ABL Revolving Credit Facility	$280,000
Term Loan	99,676
Junior Term Loan	40,000
Total principal amount of Credit Agreements	419,676
5.875% Senior Notes	350,000
Principal amount of long-term debt	769,676
Less: Unamortized deferred financing costs	(10,029)
Carrying amount of long-term debt	759,647
Less: current portion	(19,335)
Carrying amount of long-term debt, excluding current portion	$740,312
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 56.4% as of June 30, 2019.

See Note 13, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional discussion of the 5.875% Notes and the New Credit Facilities.

During fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016 by entering into new credit facilities (collectively, the “New Credit Facilities”) consisting of (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”). The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of June 30, 2019 was $18,333.
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
The FCCR is Covenant EBITDA ("Earnings Before Interest, Taxes, Depreciation, and Amortization," which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments paid since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of June 30, 2019, our FCCR was 1.37.
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
The 2018 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. As of June 30, 2019, we were in compliance with the covenants and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants.

Contractual Obligations and Commitments

Other than the changes to debt noted previously, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2019.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 14% of our sales in both the quarters ended June 30, 2019 and July 1, 2018. No other single customer contributed 10% or more of our sales in the quarters ended June 30, 2019 and July 1, 2018.
If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Shooting Sports Segment. See Note 4, Derivative Financial Instruments, for additional information.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates. The company manages these risks by entering into hedging transactions including interest rate swaps, commodity forward contracts and foreign currency forward contracts through derivative financial instruments that have been authorized pursuant to corporate policies. We do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding the financial instruments is contained in Note 2, Fair Value of Financial Instruments, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
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
We are exposed to market risk from changes in interest rates. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps. Our objective in managing the exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
Lead used for raw material components in our ammunition manufacturing process in the normal course of our operations is subject to price volatility. Depending on market conditions, we may enter into forward contracts in order to reduce the impact of commodity price fluctuations. Potential increases in our cost of inventory purchased, would be substantially offset by a corresponding increase in the value of related hedging instruments.

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

In addition, sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for fiscal 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
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

2.6*+
Stock Purchase Agreement, dated as of July 5, 2019, by and among Vista Outdoor Operations LLC, Caliber Company, Long Range Acquisition LLC, and Vista Outdoor Inc. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2019).

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

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

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

VISTA OUTDOOR INC.
Date:	August 8, 2019	By:	/s/ Miguel A. Lopez
		Name:	Miguel A. Lopez
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)