Form 10-Q
period 2019-09-29
Vista Outdoor Inc.
filed 2019-11-07
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2019, there were 57,826,570 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 29, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$22,811	$21,935
Net receivables	363,113	344,249
Net inventories	364,146	344,491
Assets held for sale	—	207,607
Other current assets	23,350	21,180
Total current assets	773,420	939,462
Net property, plant, and equipment	197,550	215,592
Operating lease assets	69,105	—
Goodwill	204,496	204,496
Net intangible assets	350,725	360,520
Deferred charges and other non-current assets, net	33,899	17,953
Total assets	$1,629,195	$1,738,023
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$19,335
Accounts payable	110,572	99,283
Accrued compensation	34,911	36,456
Accrued income taxes	697	436
Federal excise tax	20,597	18,482
Liabilities held for sale	—	46,030
Other current liabilities	110,642	97,175
Total current liabilities	277,419	317,197
Long-term debt	578,281	684,670
Deferred income tax liabilities	17,210	17,757
Long-term operating lease liabilities	74,051	—
Accrued pension and postemployment benefits	43,038	46,083
Other long-term liabilities	50,695	63,276
Total liabilities	1,040,694	1,128,983
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,787,433 shares as of September 29, 2019 and 57,710,934 shares as of March 31, 2019	578	577
Additional paid-in capital	1,752,175	1,752,419
Accumulated deficit	(833,482)	(804,969)
Accumulated other comprehensive loss	(78,513)	(82,967)
Common stock in treasury, at cost — 6,177,006 shares held as of September 29, 2019 and 6,253,505 shares held as of March 31, 2019	(252,257)	(256,020)
Total stockholders' equity	588,501	609,040
Total liabilities and stockholders' equity	$1,629,195	$1,738,023
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Sales, net	$445,016	$546,585	$904,790	$1,075,421
Cost of sales	354,752	437,828	719,448	853,326
Gross profit	90,264	108,757	185,342	222,095
Operating expenses:
Research and development	5,553	7,210	12,047	14,178
Selling, general, and administrative	82,971	97,282	166,880	198,336
Intangibles impairment	—	23,411	—	23,411
Impairment of held-for-sale assets (Note 7)	—	—	9,429	44,921
Income (loss) before interest, income taxes, and other	1,740	(19,146)	(3,014)	(58,751)
Other income (expense), net (Note 7)	(433)	(4,925)	(433)	(4,925)
Interest expense, net	(12,314)	(16,865)	(23,438)	(30,337)
Income (loss) before income taxes	(11,007)	(40,936)	(26,885)	(94,013)
Income tax provision (benefit)	891	(8,118)	1,628	(8,847)
Net income (loss)	$(11,898)	$(32,818)	$(28,513)	$(85,166)
Earnings (loss) per common share:
Basic	$(0.21)	$(0.57)	$(0.49)	$(1.48)
Diluted	$(0.21)	$(0.57)	$(0.49)	$(1.48)
Weighted-average number of common shares outstanding:
Basic	57,768	57,528	57,746	57,492
Diluted	57,768	57,528	57,746	57,492

Net income (loss) (from above)	$(11,898)	$(32,818)	$(28,513)	$(85,166)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $19 for the three months ended, respectively, and $0 and $38 for the six months ended, respectively.	(78)	(60)	(156)	(120)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $0 and $(172) for the three months ended, respectively, and $0 and $(343) for the six months ended, respectively.	812	543	1,623	1,086
Change in derivatives, net of tax benefit (expense) of $0 and $210 for the three months ended, respectively, and $0 and $147 for the six months ended, respectively.	700	(664)	(450)	(464)
Currency translation gains reclassified from accumulated other comprehensive loss	3,150	—	3,150	—
Change in cumulative translation adjustment.	(477)	36,662	287	29,516
Total other comprehensive income (loss)	4,107	36,481	4,454	30,018
Comprehensive income (loss)	$(7,791)	$3,663	$(24,059)	$(55,148)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	September 29, 2019	September 30, 2018
Operating Activities:
Net income (loss)	$(28,513)	$(85,166)
Adjustments to net income (loss) to arrive at cash (used for) provided by operating activities:
Depreciation	26,250	27,371
Amortization of intangible assets	9,782	13,620
Impairment of held-for-sale assets (Note 7)	9,429	44,921
Intangibles impairment	—	23,411
Amortization of deferred financing costs	3,890	5,033
Deferred income taxes	(200)	(12,770)
(Gain) loss on disposal of property, plant, and equipment	(57)	1,602
Loss on divestitures (Note 7)	431	4,925
Stock-based compensation	3,574	3,880
Changes in assets and liabilities:
Net receivables	(5,089)	8,272
Net inventories	(37,468)	(56,511)
Accounts payable	9,382	47,659
Accrued compensation	(2,290)	262
Accrued income taxes	1,723	245
Federal excise tax	(350)	1,105
Pension and other postretirement benefits	(1,435)	(370)
Other assets and liabilities	2,703	30,853
Cash (used for) provided by operating activities	(8,238)	58,342
Investing Activities:
Capital expenditures	(17,720)	(19,232)
Proceeds from sale of our Firearms business and Eyewear brands (Note 7)	156,567	151,595
Proceeds from the disposition of property, plant, and equipment	260	335
Cash provided by investing activities	139,107	132,698
Financing Activities:
Borrowings on lines of credit	192,232	70,000
Payments on lines of credit	(197,234)	(70,000)
Payments made on long-term debt	(124,509)	(176,000)
Payments made for debt issuance costs	(103)	(2,845)
Settlement from former parent	—	13,047
Shares withheld for payroll taxes	(307)	(846)
Cash used for financing activities	(129,921)	(166,644)
Effect of foreign exchange rate fluctuations on cash	(72)	(1,020)
Increase in cash and cash equivalents	876	23,376
Cash and cash equivalents at beginning of period	21,935	22,870
Cash and cash equivalents at end of period	$22,811	$46,246
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,216	$4,456

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive income (loss)	—	—	—	(16,615)	347	—	(16,268)
Share-based compensation	—	—	2,190	—	—	—	2,190
Restricted stock vested and shares withheld	23,059	—	(1,534)	—	—	1,428	(106)
Employee stock purchase plan	11,028	—	(358)	—	—	451	93
Other	724	—	43	—	—	(43)	—
Balance, June 30, 2019	57,745,745	$577	$1,752,760	$(821,584)	$(82,620)	$(254,184)	$594,949
Comprehensive income (loss)	—	—	—	(11,898)	4,107	—	(7,791)
Share-based compensation	—	—	1,384	—	—	—	1,384
Restricted stock vested and shares withheld	12,666	—	(859)	—	—	818	(41)
Other	29,022	1	(1,110)	—	—	1,109	—
Balance, September 29, 2019	57,787,433	$578	$1,752,175	$(833,482)	$(78,513)	$(252,257)	$588,501

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive income (loss)	—	—	—	(52,348)	(6,463)	—	(58,811)
Share-based compensation	—	—	2,380	—	—	(12)	2,368
Restricted stock vested and shares withheld	24,430	—	(1,755)	—	—	1,486	(269)
Employee stock purchase plan	7,241	—	(192)	—	—	299	107
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	58,935	1	(980)	—	—	984	5
Balance, July 1, 2018	57,521,905	$575	$1,758,682	$(208,874)	$(110,759)	$(265,687)	$1,173,937
Comprehensive income (loss)	—	—	—	(32,818)	36,481	—	3,663
Share-based compensation	—	—	1,601	—	—	(90)	1,511
Restricted stock vested and shares withheld	23,528	—	(455)	—	—	440	(15)
Employee stock purchase plan	5,842	—	(142)	—	—	241	99
Other	—	1	(205)	—	—	208	4
Balance, September 30, 2018	57,551,275	$576	$1,759,481	$(241,692)	$(74,278)	$(264,888)	$1,179,199
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and six months ended September 29, 2019
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Anoka, Minnesota and has manufacturing and distribution facilities in 15 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“fiscal 2019”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2019. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of September 29, 2019 and March 31, 2019, our results of operations for the three and six months ended September 29, 2019 and September 30, 2018, and our cash flows for the six months ended September 29, 2019 and September 30, 2018.

New Accounting Pronouncements

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our fiscal year 2019 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2016-02, “Leases" (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. We adopted ASU 2016-02 prospectively starting on April 1, 2019. As part of the adoption, we elected the package of practical expedients which permits us under the new standard not to reassess historical lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for all our leases. In addition, we elected the use of hindsight to determine the lease term of our leases and applied our incremental borrowing rate based on the remaining term of our leases as of the adoption date. The impact upon adoption, on April 1, 2019, resulted in the recognition of right-of-use assets of approximately $75,749, and lease liabilities of approximately $91,604 on our unaudited condensed consolidated balance sheet. See Note 3, Leases, for additional information.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact that adoption of ASU 2018-15 will have on our consolidated financial statements.

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

Note Receivable—In connection with the sale of our Firearms business we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. See Note 8, Receivables, for additional information.
Contingent consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. On September 1, 2016, we completed the acquisition of privately-owned Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, approximately $10,000 of the purchase price is earned over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is to be paid in three equal installments after each milestone is achieved. The growth milestones for the first and second years have been met and therefore, we paid $3,371 during both fiscal 2019 and 2018. The third installment is expected to be paid during the third quarter of fiscal 2020.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	September 29, 2019		March 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$327,614	$350,000	$326,375
Variable-rate debt	235,000	235,000	364,509	364,509

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
The amounts of assets and liabilities related to our operating leases follow.

	Balance Sheet Caption	September 29, 2019
Assets:
Operating lease assets	Operating lease assets	$69,105

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$11,190
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	74,051
Total lease liabilities		$85,241

During the three months ended September 29, 2019, the Company recorded $1,069 of operating lease impairment charges related to the exit and sublease of certain real estate leases. The impairment charges were recorded within selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss).

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended September 29, 2019	Six months ended September 29, 2019
Fixed operating lease costs (1)	$4,686	$9,703
Variable operating lease costs	704	1,239
Sublease income	(192)	(473)
Net Lease costs	$5,198	$10,469
(1) Includes short-term leases, which are immaterial.

September 29, 2019
Weighted Average Remaining Lease Term (Years):
Operating leases	9.81

Weighted Average Discount Rate:
Operating leases	8.63%

The approximate future minimum lease payments under operating leases as of September 29, 2019 are as follows:

Remainder of fiscal 2020	$9,593
Fiscal 2021	16,590
Fiscal 2022	13,275
Fiscal 2023	11,602
Fiscal 2024	10,315
Thereafter	69,489
Total lease payments	130,864
Less imputed interest	(45,623)
Present value of lease liabilities	$85,241

Supplemental cash flow information related to leases is as follows:

Six months ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,475
Right of use assets obtained in exchange for lease liabilities:
Operating leases	1,143

4. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rates, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 13, Long-term Debt, for additional information on our interest rate swaps.
We entered into various commodity forward contracts during fiscal 2020 and 2019. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. Hedge accounting would cease if it became probable that the originally forecasted hedged transaction will not occur. The related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
The fair value of the lead forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive income (loss) in our financial statements. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 29, 2019, we had outstanding lead forward contracts on 9.4 million pounds of lead.
The derivative gains or losses in the unaudited condensed consolidated statements of comprehensive income (loss) related to lead forward contracts during the six months ended September 29, 2019 were immaterial. The assets related to the lead forward contracts is immaterial and is recorded as part of other current assets.

5. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Three months ended September 29, 2019			Three months ended September 30, 2018
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$210,172	$210,172	$—	$224,481	$224,481
Firearms	—	560	560	—	49,638	49,638
Hunting and Shooting Accessories	105,951	—	105,951	114,486	—	114,486
Action Sports	83,961	—	83,961	84,728	—	84,728
Outdoor Recreation	44,372	—	44,372	53,916	—	53,916
Eyewear	—	—	—	19,336	—	19,336
Total	$234,284	$210,732	$445,016	$272,466	$274,119	$546,585

Geographic Region
United States	$179,211	$193,258	$372,469	$190,687	$237,228	$427,915
Rest of the World	55,073	17,474	72,547	81,779	36,891	118,670
Total	$234,284	$210,732	$445,016	$272,466	$274,119	$546,585

	Six months ended September 29, 2019			Six months ended September 30, 2018
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$423,982	$423,982	$—	$441,603	$441,603
Firearms	—	24,577	24,577	—	90,573	90,573
Hunting and Shooting Accessories	201,811	—	201,811	217,886	—	217,886
Action Sports	151,869	—	151,869	156,436	—	156,436
Outdoor Recreation	102,551	—	102,551	117,064	—	117,064
Eyewear	—	—	—	51,859	—	51,859
Total	$456,231	$448,559	$904,790	$543,245	$532,176	$1,075,421

Geographic Region
United States	$351,006	$402,619	$753,625	$387,445	$469,122	$856,567
Rest of the World	105,225	45,940	151,165	155,800	63,054	218,854
Total	$456,231	$448,559	$904,790	$543,245	$532,176	$1,075,421

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
We provide consumer warranties against manufacturing defects on certain products within the Shooting Sports and Outdoor Products segments. Our warranty periods typically range from one year to the lifetime of the product. The costs of such product warranties are recognized upon delivery of the product at the time the sale is recorded and are estimated based on our past experience.

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

In computing EPS for the three and six months ended September 29, 2019 and September 30, 2018, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Six months ended
(Amounts in thousands except per share data unless otherwise indicated)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income (loss)	$(11,898)	$(32,818)	$(28,513)	$(85,166)
Weighted-average number of common shares outstanding:
Basic EPS shares outstanding	57,768	57,528	57,746	57,492
Dilutive effect of stock-based awards (1)	—	—	—	—
Diluted EPS shares outstanding	57,768	57,528	57,746	57,492
Earnings (loss) per common share:
Basic	$(0.21)	$(0.57)	$(0.49)	$(1.48)
Diluted	$(0.21)	$(0.57)	$(0.49)	$(1.48)

(1) Due to the loss from continuing operations in the three and six months ended September 29, 2019 and September 30, 2018, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.

7. Divestitures and Held for Sale

On July 5, 2019, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business, which was part of our Shooting Sports segment and comprised our Firearms reporting unit, for a total purchase price of $170,000. We received cash proceeds net of transactions costs of $154,123 and $12,000 in the form of a sellers note due on July 5, 2024. See Notes 2, Fair Value of Financial Instruments and 8, Receivables for additional information. The proceeds from this sale were used to pay off the balance of our Term Loan and reduce our ABL Revolving Credit Facility.

During the three months ended September 29, 2019, we recognized a pretax loss on this divestiture of $433, which is included in other expense.

During the three months ended June 30, 2019 we recognized an impairment of $9,429 related to the expected loss on the sale of our Firearms business when it was held for sale.

On August 31, 2018, we completed the sale of our Eyewear brands. The selling price was $158,000, subject to customary working capital adjustments. As a result of the sale, during fiscal 2019, we recorded a pretax loss of $4,925, which is included in other expense, primarily due to the final allocation of goodwill and fixed assets for the Eyewear brands. During the three months ended September 29, 2019, we received the final working capital adjustments from the buyer, and no material adjustments were made.

8. Receivables
Net receivables are summarized as follows:

	September 29, 2019	March 31, 2019
Trade receivables	$373,425	$356,035
Other receivables	4,809	7,106
Less: allowance for doubtful accounts and discounts	(15,121)	(18,892)
Net receivables	$363,113	$344,249

Walmart represented 21% and 14% of the total trade receivables balance as of September 29, 2019 and March 31, 2019, respectively. No other customer represented more than 10% of our total trade receivables balance as of September 29, 2019 and March 31, 2019.
Note Receivable is summarized as follows:

	September 29, 2019	March 31, 2019
Principal	$12,000	$—
Less: unamortized discount	(4,363)	—
Note receivable, net, included within Deferred charges and other non-current assets	$7,637	$—

9. Inventories
Net inventories consist of the following:

	September 29, 2019	March 31, 2019
Raw materials	$94,916	$65,240
Work in process	33,631	32,213
Finished goods	235,599	247,038
Net inventories	$364,146	$344,491

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $25,091 and $16,227 as of September 29, 2019 and March 31, 2019, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	September 29, 2019	March 31, 2019
Pension and other postretirement benefits	$(73,203)	$(74,670)
Derivatives	285	735
Cumulative translation adjustment	(5,595)	(9,032)
Total AOCL	$(78,513)	$(82,967)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	Three months ended September 29, 2019				Six months ended September 29, 2019
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(415)	$(73,937)	$(8,268)	$(82,620)	$735	$(74,670)	$(9,032)	$(82,967)
Net actuarial losses reclassified from AOCL (1)	—	812	—	812	—	1,623	—	1,623
Prior service costs reclassified from AOCL (1)	—	(78)	—	(78)	—	(156)	—	(156)
Net change in fair value of derivatives	700	—	—	700	(450)	—	—	(450)
Currency translation gains reclassified from AOCL (2)	—	—	3,150	3,150	—	—	3,150	3,150
Net change in cumulative translation adjustment	—	—	(477)	(477)	—	—	287	287
Ending balance in AOCL	$285	$(73,203)	$(5,595)	$(78,513)	$285	$(73,203)	$(5,595)	$(78,513)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	Amounts related to the foreign currency translation gains realized upon the divestiture of our Firearms business in the three months ended September 29, 2019.

	Three months ended September 30, 2018				Six months ended September 30, 2018
	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits	Cumulative translation adjustment	Total
Beginning balance in AOCL	$2,104	$(66,173)	$(46,690)	$(110,759)	$1,904	$(66,656)	$(39,544)	$(104,296)
Net actuarial losses reclassified from AOCL (1)	—	543	—	543	—	1,086	—	1,086
Prior service costs reclassified from AOCL (1)	—	(60)	—	(60)	—	(120)	—	(120)
Net change in fair value of derivatives	(664)	—	—	(664)	(464)	—	—	(464)
Net change in cumulative translation adjustment	—	—	36,662	36,662	—	—	29,516	29,516
Ending balance in AOCL	$1,440	$(65,690)	$(10,028)	$(74,278)	$1,440	$(65,690)	$(10,028)	$(74,278)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

11. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the six months ended September 29, 2019. The carrying amounts of goodwill for our Outdoor Products and Shooting Sports segments as of September 29, 2019 were $121,329 and $83,167, respectively, for a consolidated balance of $204,496.

Net intangible assets other than goodwill consisted of the following:

	September 29, 2019			March 31, 2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(12,561)	$35,799	$48,360	$(10,694)	$37,666
Patented technology	16,684	(10,053)	6,631	16,684	(9,604)	7,080
Customer relationships and other	238,658	(75,727)	162,931	238,595	(68,185)	170,410
Total	303,702	(98,341)	205,361	303,639	(88,483)	215,156
Non-amortizing trade names	145,364	—	145,364	145,364	—	145,364
Net intangible assets	$449,066	$(98,341)	$350,725	$449,003	$(88,483)	$360,520

Amortization expense for the three months ended September 29, 2019 and September 30, 2018 was $4,685 and $6,778, respectively, and for the six months ended September 29, 2019 and September 30, 2018 was $9,782 and $13,620, respectively.

As of September 29, 2019, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2020	$9,950
Fiscal 2021	19,886
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Thereafter	116,316
Total	$205,361

12. Other Current and Non-Current Liabilities

Other current and non-current liabilities consisted of the following:

	September 29, 2019	March 31, 2019
Other current liabilities:
Accrual for in-transit inventory	$14,060	$11,275
Rebate accrual	11,763	13,911
Other	84,819	71,989
Total other current liabilities	$110,642	$97,175

Other non-current liabilities:
Non-current portion of accrued income tax liability	$35,615	$34,118
Other	15,080	29,158
Total other non-current liabilities	$50,695	$63,276

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

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2019	$8,144
Payments made	(1,549)
Warranties issued	1,887
Other adjustments	(23)
Changes related to pre-existing warranties	(85)
Balance, September 29, 2019	$8,374

13. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	September 29, 2019	March 31, 2019
Credit Agreements:
ABL Revolving Credit Facility	$215,000	$220,000
Term Loan	—	104,509
Junior Term Loan	20,000	40,000
Total principal amount of Credit Agreements	235,000	364,509
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	585,000	714,509
Less: unamortized deferred financing costs	(6,719)	(10,504)
Carrying amount of long-term debt	578,281	704,005
Less: current portion	—	(19,335)
Carrying amount of long-term debt, excluding current portion	$578,281	$684,670

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of September 29, 2019, based on the borrowing base less outstanding borrowings of $215,000 and outstanding letters of credit of $26,144, the amount available to us under the ABL Revolving Credit Facility was $134,273.

The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The Term Loan was subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July, and October, with the remaining balance due on the Maturity Date. During the three months ended September 29, 2019, we used proceeds from the sale of our Firearms business to pay off the balance of the Term Loan, and have no future required principal payments. In addition, during the three months ended September 29, 2019, we paid down the principal balance of the Junior Term Loan by $20,000.

The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of September 29, 2019 was $16,666. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date. During the three months ended September 29, 2019, we used proceeds from the sale of our Firearms business to reduce our ABL Revolving Credit Facility.

Borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.75% to 1.25% or the sum of a LIBO rate plus a margin ranging from 1.75% to 2.25%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of September 29, 2019, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 1.25% for base rate loans and 2.25% for LIBO rate loans and (b) FILO revolving credit loans, 2.25% for base rate loans and 3.25% for LIBO rate loans, (2) Term Loan was 2.75% for base rate loans and 3.75% for LIBO rate loans, and (3) Junior Term Loan was 8.00% for base rate loans and 9.00% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of September 29, 2019 was 5.03%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.

Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the New Credit Facilities.

In connection with the repayment of the Term Loan and the Junior Term Loan, unamortized debt issuance costs of $2,916 were written off during the three months ended September 29, 2019. This expense is included in interest expense in the condensed consolidated statements of comprehensive income (loss). The remaining debt issuance costs of approximately $6,900 are being amortized over the term of the New Credit Facilities.

5.875% Notes—In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. We have the right to redeem some or all of these notes from time to time at specified redemption prices. Debt issuance costs of approximately $4,300 are being amortized to interest expense over eight years, the term of the notes.

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

Interest rate swaps—During fiscal 2018, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of September 29, 2019, we had the following cash flow hedge interest rate swap in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	100,000	63	1.629%	2.112%	June 2020

The amount paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Covenants

New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the New Credit Facilities contain financial covenants requiring us to (a) maintain Excess Availability under the ABL Revolving Credit Facility of $45,000 at all times before all amounts owing under the Term Loan and the Junior Term Loan have been paid in full, (b) maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.15:1.00 for any fiscal quarter beginning with the fiscal quarter ending on March 31, 2019 until the fiscal quarter ending immediately prior to the date the Term Loan and the Junior Term Loan have been paid in full, and (c) maintain a FCCR of not less than 1.00:1.00 for any fiscal quarter ending after the Term Loan and the Junior Term Loan have been paid in full if Excess Availability falls below certain levels. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.

The FCCR is Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments made since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of September 29, 2019, our FCCR was 2.03.

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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of September 29, 2019, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the three months ended September 29, 2019 and September 30, 2018 totaled $4,378 and $7,465, respectively. Cash paid for interest on debt, including commitment fees, for the six months ended September 29, 2019 and September 30, 2018 totaled $20,032 and $14,538, respectively.

14. Employee Benefit Plans

During the three months ended September 29, 2019, we recognized an aggregate net benefit for employee defined benefit plans of $101 compared to $186 during the three months ended September 30, 2018. The decrease in income was primarily due to expected return on plan assets.

During the six months ended September 29, 2019, we recognized an aggregate net benefit for employee defined benefit plans of $204 compared to $370 during the six months ended September 30, 2018. The decrease in income was primarily due to expected return on plan assets.

Employer contributions and distributions—We made required contributions to the pension trust during the three and six months ended September 29, 2019 and September 30, 2018 of $1,200 and $0, respectively. For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under the non-qualified supplemental executive retirement plan.

During the remainder of fiscal 2020, we expect to make additional contributions to the pension trust of $2,400. There are no expected contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans.

15. Income Taxes

Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for both the current and prior year.

The income tax provisions for the three months ended September 29, 2019 and September 30, 2018 represent effective tax rates of (8.1)% and 19.8%, respectively. The decrease in the rate from the prior year quarter is primarily caused by increased valuation allowance due to the operating loss incurred during the current quarter and interest expense on uncertain tax positions. The effective tax rate for the three months ended September 29, 2019 was lower than the statutory rate primarily because of the increased valuation allowance and interest expense on uncertain tax positions. The effective tax rate for the three months ended September 30, 2018 was lower than the statutory rate primarily because of the operating loss in the quarter, which caused the unfavorable tax adjustments to decrease the rate.

The income tax provisions for the six months ended September 29, 2019 and September 30, 2018 represent effective tax rates of (6.1)% and 9.4%, respectively. The decrease in the rate from the prior year period is primarily caused by increased valuation allowance due to the operating loss incurred in the current period and interest expense on uncertain tax positions offset by the larger prior period impairment of held-for-sale assets. The effective tax rate for the six months ended September 29, 2019 was lower than the statutory rate primarily because of the increased valuation allowance and interest expense on uncertain tax positions. The effective tax rate for the six months ended September 30, 2018 was lower than the statutory rate primarily because of the loss in the prior period, which caused unfavorable tax adjustments to decrease the rate.

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

Income taxes paid, net of refunds, totaled $(139) and $3,026 for the six months ended September 29, 2019 and September 30, 2018, respectively.

Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $8,922 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $7,816.

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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $712 and $729 as of September 29, 2019 and March 31, 2019, respectively.
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

18. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•
Outdoor Products generated approximately 50% of our external sales in the six months ended September 29, 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports, and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes, and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 50% of our external sales in the six months ended September 29, 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms. Our Firearms business was divested early in the quarter.

Sales to Walmart represented 15% and 14% of our sales in the six months ended September 29, 2019 and September 30, 2018, respectively. No other single customer contributed 10% or more of our sales in the six months ended September 29, 2019 and September 30, 2018.

The following summarizes our results by segment:

	Three months ended		Six months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Sales to external customers:
Outdoor Products	$234,284	$272,466	$456,231	$543,245
Shooting Sports	210,732	274,119	448,559	532,176
Total sales to external customers	$445,016	$546,585	$904,790	$1,075,421

Gross Profit
Outdoor Products	$61,489	$61,666	$117,155	$132,616
Shooting Sports	28,775	47,093	68,187	89,482
Corporate	—	(2)	—	(3)
Total gross profit	$90,264	$108,757	$185,342	$222,095

The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $211 and $2,158 for the three months ended September 29, 2019 and September 30, 2018, respectively.
The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $1,133 and $3,780 for the six months ended September 29, 2019 and September 30, 2018, respectively.

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

•	our ability to maintain and enhance brand recognition and reputation;

•	others' use of social media to disseminate negative commentary about us and boycotts;

•	reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, accessories, or other outdoor sports and recreation products;

•	risks associated with our sales to significant retail customers, including unexpected cancellations, delays, and other changes to purchase orders;

•	supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;

•	our competitive environment;

•	risks associated with diversification into new international and commercial markets, including regulatory compliance;

•	changes in the current tariff structures;

•	the supply, availability and costs of raw materials and components;

•	increases in commodity, energy, and production costs;

•	changes in laws, rules and regulations relating to our business, such as federal and state ammunition regulations;

•	our ability to realize expected benefits from acquisitions and integrate acquired businesses;

•	our ability to execute our strategic transformation plan, including our ability to realize expected benefits from the divestiture of non-core brands and profitability improvement initiatives;

•	our ability to take advantage of growth opportunities in international and commercial markets;

•	foreign currency exchange rates and fluctuations in those rates;

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
Business Overview
We serve the outdoor sports and recreation markets through a diverse portfolio of nearly 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protection for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumer.
Organizational Structure
We conduct our operations through two operating segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of September 29, 2019, our two operating segments were Outdoor Products and Shooting Sports:

•
Outdoor Products generated approximately 50% of our external sales in the six months ended September 29, 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 50% of our external sales in the six months ended September 29, 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components.

Business Strategy
Our current strategic business plan is designed to allow us to focus our resources on pursuing growth in our market-leading brands by serving our target consumer with new and innovative products; leveraging our channel relationships and the reputation of our brands with our end consumers; expanding our e-commerce capabilities; and continuously improving operations.
Financial Highlights and Notable Events
Certain notable events or activities affecting our second quarter fiscal 2020 financial results included the following:

•
Quarterly sales were $445,016 and $546,585 for the three months ended September 29, 2019 and September 30, 2018, respectively. The decrease was largely due to the sale of our Eyewear brands and Firearm business which together accounted for approximately $68,414 of the decrease. Outdoor Products sales decreased $38,182 and Shooting Sports sales decreased $63,387 for the reasons described in the Results of Operations section below.

•
Gross profit was $90,264 and $108,757 for the three months ended September 29, 2019 and September 30, 2018, respectively. The decrease in gross profit was primarily due to the sale of our Eyewear brands and Firearm business which together accounted for approximately $18,955 of the decrease and by lower sales volumes described in the Results of Operations section below. Outdoor Products gross profit decreased $177 and Shooting Sports gross profit decreased $18,318 for the reasons described in the Results of Operations section below.

•
Income (loss) before interest, income taxes, and other was $1,740 and $(19,146) for the three months ended September 29, 2019 and September 30, 2018, respectively. The increase was due to reductions in operating expenses for the reasons described in the Results of Operations section below.

•
On July 5, 2019, we divested our Firearms business, which was part of our Shooting Sports segment and comprised our Firearms reporting unit, for a total purchase price of $170,000,000. See Note 7. Divestitures and Held for Sale, for additional information.

•
During the three months ended September 29, 2019, we used proceeds from the sale of our Firearms business to pay off the balance of our Term Loan and reduce our ABL Revolving Credit Facility. In addition, during the three months ended September 29, 2019, we paid down the principal balance of our Junior Term Loan by $20,000. The remaining principal balance on the Junior Term Loan was fully paid subsequent to the quarter ended September 29, 2019 using cash generated from operations and advances from our ABL Revolving Credit Facility.

Outlook

Outdoor Recreation Industry

The outdoor recreation and accessories industry currently represents approximately 50% of our sales. Examples of the sports and activities we target include archery, camping, cycling, golf, hiking, hunting, snow skiing, target shooting, and wildlife watching. Our consumers often participate in more than one of these activities.

Shooting Sports Industry

Shooting sports products currently represent approximately 50% of our sales. Examples of the shooting sports activities we target include target shooting, hunting, as well as ammunition for local law enforcement, the U.S. government and international markets. The shooting sports industry historically has been a cyclical business and can be impacted by the current political climate, the timing of national elections, and other market factors.

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
Sales to Walmart represented 15% and 14% of our sales in the six months ended September 29, 2019 and September 30, 2018, respectively. As a result of Walmart's announcement on September 3, 2019, we expect reduced ammunition and accessories sales to Walmart in the future. No other single customer contributed 10% or more of our sales in the six months ended September 29, 2019 and September 30, 2018.
Net Sales

	Three months ended				Six months ended
	September 29, 2019	September 30, 2018	$ Change	% Change	September 29, 2019	September 30, 2018	$ Change	% Change
Outdoor Products	$234,284	$272,466	$(38,182)	(14.0)%	$456,231	$543,245	$(87,014)	(16.0)%
Shooting Sports	210,732	274,119	(63,387)	(23.1)%	448,559	532,176	(83,617)	(15.7)%
Total net sales	$445,016	$546,585	$(101,569)	(18.6)%	$904,790	$1,075,421	$(170,631)	(15.9)%

The total change in net sales was driven by the changes within the operating segments as described below.

Three months ended
Outdoor Products—The decrease in sales was primarily due to the sale of our Eyewear brands, which accounted for $19,336 of the decrease. In addition, most of the businesses were impacted by lower demand driven by increased tariffs and increased competition, which was offset partially by increased sales in our tactical products.

Shooting Sports—The decrease in sales was primarily due to the sale of our Firearms business which accounted for $49,078 of the decrease and lower demand in the market rimfire ammunition, which was partially offset by increased demand in the market for centerfire ammunition.
Six months ended
Outdoor Products—The decrease in sales was primarily due to the sale of our Eyewear brands, which accounted for $51,859 of the decrease. In addition, most of the businesses were impacted by lower demand driven by increased tariffs and increased competition, which was offset partially by increased sales in our tactical products.
Shooting Sports—The decrease in sales was primarily due to the sale of our Firearms business and lower demand in the market for firearms which together accounted for approximately $65,996 of the decrease. Additionally, there was a decrease in demand for rimfire ammunition which was partially offset by increased demand in the market for centerfire ammunition.
Gross Profit

	Three months ended				Six months ended
	September 29, 2019	September 30, 2018	$ Change	% Change	September 29, 2019	September 30, 2018	$ Change	% Change
Outdoor Products	$61,489	$61,666	$(177)	(0.3)%	$117,155	$132,616	$(15,461)	(11.7)%
Shooting Sports	28,775	47,093	(18,318)	(38.9)%	68,187	89,482	(21,295)	(23.8)%
Corporate	—	(2)	2	100.0%	—	(3)	3	100.0%
Total gross profit	$90,264	$108,757	$(18,493)	(17.0)%	$185,342	$222,095	$(36,753)	(16.5)%
The total change in gross profit was driven by the changes within the operating segments as described below.

Three months ended
Outdoor Products—The decrease in gross profit was caused primarily by the sale of our Eyewear brands which accounted for $7,426 of the decrease and lower sales volumes as described above. These decreases were almost entirely offset with savings driven by operating efficiencies, benefits from restructuring activities and improved pricing strategies compared to the prior year quarter.
Shooting Sports—The decrease in gross profit was primarily due to the sale of our Firearms business which accounted for $11,529 of the decrease, lower sales volume described above and increased promotional activity compared to the prior year quarter.
Six months ended
Outdoor Products—The decrease in gross profit was caused primarily by the sale of our Eyewear brands which accounted for $22,208 of the decrease and lower sales volumes as described above. These decreases were partially offset by savings driven by operating efficiencies, benefits from restructuring activities, improved pricing strategies and lower business transformation consulting costs compared to the prior year to date.
Shooting Sports—The decrease in gross profit was primarily due to the sale of our Firearms business and lower demand in the market for firearms which together accounted for $15,174 of the decrease. Additional decreases resulted from lower sales volume as described above and increased promotional activity, partially offset by decreased raw material costs and lower business transformation consulting costs compared to the prior year to date.
Operating Expenses

	Three months ended					Six months ended
	September 29, 2019	As a % of Sales	September 30, 2018	As a % of Sales	$ Change	September 29, 2019	As a % of Sales	September 30, 2018	As a % of Sales	$ Change
Research and development	$5,553	1.2%	$7,210	1.3%	$(1,657)	$12,047	1.3%	$14,178	1.3%	$(2,131)
Selling, general, and administrative	82,971	18.6%	97,282	17.8%	(14,311)	166,880	18.4%	198,336	18.4%	(31,456)
Impairment of held-for-sale assets	—	—%	—	—%	—	9,429	1.0%	44,921	4.2%	(35,492)
Intangibles impairment	—	—%	23,411	4.3%	(23,411)	$—	—%	23,411	2.2%	(23,411)
Total operating expenses	$88,524	19.8%	$127,903	23.4%	$(39,379)	$188,356	20.7%	$280,846	26.1%	$(92,490)

Three months ended
Operating expenses decreased $39,379 primarily due to a decrease of approximately $12,143 from the sale of our Eyewear brands and Firearms business and a decrease of $23,411 in intangibles impairment. Also contributing to the decrease were lower selling costs due to decreased sales as described above and decreased promotion costs year over year.
Six months ended
Operating expenses decreased $92,490 primarily due to a decrease in impairment of held-for-sale assets of $35,492, a decrease of approximately $20,854 due to the sale of our Eyewear brands and Firearms business and a decrease of $23,411 in intangibles impairment. Additional savings were driven by benefits from restructuring activities realized in this year, reduced business transformation consulting costs year over year, lower selling costs due to decreased sales as described above and decreased promotion costs year over year.
Net Interest Expense

	Three months ended				Six months ended
	September 29, 2019	September 30, 2018	$ Change	% Change	September 29, 2019	September 30, 2018	$ Change	% Change
Interest expense, net	$12,314	$16,865	$(4,551)	(27.0)%	$23,438	$30,337	$(6,899)	(22.7)%
Three months ended
The decrease in interest expense was due to a reduction in our average principal debt balance and decreased debt amortization costs.
Six months ended
The decrease in interest expense was due to a reduction in our average principal debt balance and decreased debt amortization costs.
Income Tax Provision
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.

	Three months ended					Six months ended
	September 29, 2019	Effective Rate	September 30, 2018	Effective Rate	$ Change	September 29, 2019	Effective Rate	September 30, 2018	Effective Rate	$ Change
Income tax provision (benefit)	$891	(8.1)%	$(8,118)	19.8%	$9,009	$1,628	(6.1)%	$(8,847)	9.4%	$10,475

Three months ended

The decrease in the tax rate from the prior year quarter was primarily caused by increased valuation allowance due to the operating loss incurred during the current quarter and interest expense on uncertain tax positions.
Six months ended
The decrease in the tax rate from the prior year six months ended was primarily caused by increased valuation allowance due to the operating loss incurred during the current six months ended and interest expense on uncertain tax positions, offset by the larger prior year period impairment of held-for-sale assets for the six months ended September 30, 2018.

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
Our cash flows from operating, investing and financing activities for the six months ended September 29, 2019 and September 30, 2018 are summarized as follows:

	September 29, 2019	September 30, 2018
Cash (used for) provided by operating activities	$(8,238)	$58,342
Cash provided by investing activities	139,107	132,698
Cash used for financing activities	(129,921)	(166,644)
Effect of foreign exchange rate fluctuations on cash	(72)	(1,020)
Net cash flows	$876	$23,376
Operating Activities—Cash used for operating activities was $8,238 in the six months ended September 29, 2019 compared to cash provided of $58,342 in the prior year period, a decrease of $66,580. The change from the prior-year period was primarily a result of unfavorable changes in net working capital balances and decreased gross margin. The change in net working capital was driven primarily by timing of supplier payments, customer receivable payments and inventory purchases.
Investing Activities—Cash provided by investing activities was $139,107 compared to $132,698 in the prior-year period, a change of $6,409. The change was driven by a decrease in capital expenditures in the current fiscal year and proceeds from our divestitures.
Financing Activities—Cash used for financing activities was $129,921 in the current period, compared to cash used for financing activities of $166,644 in the prior year period, a change of $36,723. This change was primarily driven by lower debt repayments and debt issuance costs, partially offset by a favorable settlement with our former parent in the prior year quarter of $13,047.
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

Long-Term Debt and Credit Agreement
As of September 29, 2019, our indebtedness consisted of the following:

September 29, 2019
Credit Agreements:
ABL Revolving Credit Facility	$215,000
Junior Term Loan	20,000
Total principal amount of Credit Agreements	235,000
5.875% Senior Notes	350,000
Principal amount of long-term debt	585,000
Less: Unamortized deferred financing costs	(6,719)
Carrying amount of long-term debt	578,281
Less: current portion	—
Carrying amount of long-term debt, excluding current portion	$578,281
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 49.9% as of September 29, 2019.

See Note 13, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional discussion of the 5.875% Notes and the New Credit Facilities.

During fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016 by entering into new credit facilities (collectively, the “New Credit Facilities”) consisting of (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”). The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of September 29, 2019 was $16,666.

During the three months ended September 29, 2019, we used proceeds from the sale of our Firearms business to pay off the balance of our Term Loan and to reduce our ABL Revolving Credit Facility and paid down the principal balance of our Junior Term Loan by $20,000. The remaining principal balance on the Junior Term Loan was fully paid subsequent to the quarter ended September 29, 2019 using cash generated from operations and advances from our ABL Revolving Credit Facility.

The payoff of Term Loan and the Junior Term Loan in October 2019 reduced our interest rate on the ABL revolving Credit Facility. Subsequent to when the Term Loan and the Junior Term loan were paid in full, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility.
Covenants
New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. As noted above, subsequent to the quarter ended September 29, 2019 the Junior Term Loan was paid in full which triggered the financial covenants of the New Credit Facilities to be reduced. Our new requirement in effect for the quarter ending December 29, 2019 is to maintain Excess Availability under the ABL Revolving Credit Facility of $42,500 at all times. If Excess Availability falls below $42,500 we must maintain a FCCR of not less than 1.00:1.00. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
The FCCR is Covenant EBITDA ("Earnings Before Interest, Taxes, Depreciation, and Amortization," which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments paid since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters). As of September 29, 2019, our FCCR was 2.03.
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
The 2018 Credit Agreement and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other the debt agreements as well. As of September 29, 2019, we were in compliance with the covenants of all the debt agreements and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants.

Contractual Obligations and Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. As of September 29, 2019, current and long-term operating lease liabilities of $11,190 and $74,051, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Other than the changes to debt and lease obligations noted above, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2019.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 15% and 14% of our sales in the six months ended September 29, 2019 and September 30, 2018, respectively. As a result of Walmart's announcement on September 3, 2019, we expect reduced ammunition and accessories sales to Walmart in the future. No other single customer contributed 10% or more of our sales in the six months ended September 29, 2019 and September 30, 2018.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates. We manage these risks by entering into hedging transactions including interest rate swaps, commodity forward contracts and foreign currency forward contracts through derivative financial instruments that have been authorized pursuant to corporate policies. We do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding these financial instruments is included in Note 2, Fair Value of Financial Instruments, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 29, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 29, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, based on currently available information, we do not currently expect that these matters, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
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

10.1*	Amended and Restated Vista Outdoor Inc. 2014 Stock Incentive Plan (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2019.
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.
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

VISTA OUTDOOR INC.
Date:	November 7, 2019	By:	/s/ Mark R. Kowalski
		Name:	Mark R. Kowalski
		Title:	Controller and Chief Accounting Officer
(On behalf of the Registrant and as principal accounting officer)