Form 10-Q
period 2019-12-29
Vista Outdoor Inc.
filed 2020-02-06
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 27, 2020, there were 57,876,765 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 29, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$32,068	$21,935
Net receivables	319,990	344,249
Net inventories	334,729	344,491
Income tax receivable	564	—
Assets held for sale	—	207,607
Other current assets	18,075	21,180
Total current assets	705,426	939,462
Net property, plant, and equipment	191,945	215,592
Operating lease assets	67,934	—
Goodwill	204,496	204,496
Net intangible assets	345,615	360,520
Deferred charges and other non-current assets, net	33,517	17,953
Total assets	$1,548,933	$1,738,023
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$19,335
Accounts payable	96,555	99,283
Accrued compensation	27,263	36,456
Accrued income taxes	—	436
Federal excise, use, and other taxes	18,707	18,482
Liabilities held for sale	—	46,030
Other current liabilities	100,984	97,175
Total current liabilities	243,509	317,197
Long-term debt	523,860	684,670
Deferred income tax liabilities	17,677	17,757
Long-term operating lease liabilities	72,347	—
Accrued pension and postemployment benefits	41,001	46,083
Other long-term liabilities	45,589	63,276
Total liabilities	943,983	1,128,983
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,909,645 shares as of December 29, 2019 and 57,710,934 shares as of March 31, 2019	578	577
Additional paid-in capital	1,749,545	1,752,419
Accumulated deficit	(818,834)	(804,969)
Accumulated other comprehensive loss	(78,242)	(82,967)
Common stock in treasury, at cost — 6,054,794 shares held as of December 29, 2019 and 6,253,505 shares held as of March 31, 2019	(248,097)	(256,020)
Total stockholders' equity	604,950	609,040
Total liabilities and stockholders' equity	$1,548,933	$1,738,023
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Sales, net	$424,770	$467,771	$1,329,560	$1,543,192
Cost of sales	335,980	373,535	1,055,428	1,226,861
Gross profit	88,790	94,236	274,132	316,331
Operating expenses:
Research and development	5,703	6,503	17,750	20,681
Selling, general, and administrative	64,418	86,418	231,298	284,754
Goodwill and intangibles impairment (Note 11)	—	432,612	—	456,023
Impairment of held-for-sale assets (Note 7)	—	83,854	9,429	128,775
Income (loss) before interest, income taxes, and other	18,669	(515,151)	15,655	(573,902)
Other income (expense), net (Note 7)	—	(1,871)	(433)	(6,796)
Interest expense, net	(8,373)	(16,003)	(31,811)	(46,340)
Earnings (loss) before income taxes	10,296	(533,025)	(16,589)	(627,038)
Income tax provision (benefit)	(4,352)	(18,383)	(2,724)	(27,230)
Net income (loss)	$14,648	$(514,642)	$(13,865)	$(599,808)
Earnings (loss) per common share:
Basic and Diluted	$0.25	$(8.94)	$(0.24)	$(10.43)
Weighted-average number of common shares outstanding:
Basic	57,878	57,572	57,812	57,525
Diluted	57,978	57,572	57,812	57,525

Net income (loss) (from above)	$14,648	$(514,642)	$(13,865)	$(599,808)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $19 for the three months ended, respectively, and $0 and $57 for the nine months ended, respectively.	(79)	(60)	(235)	(180)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $0 and $(172) for the three months ended, respectively, and $0 and $(516) for the nine months ended, respectively.	812	543	2,435	1,629
Change in derivatives, net of tax benefit (expense) of $0 and $88 for the three months ended, respectively, and $0 and $235 for the nine months ended, respectively.	(725)	(279)	(1,175)	(743)
Currency translation gains reclassified from accumulated other comprehensive loss	—	—	3,150	—
Change in cumulative translation adjustment.	263	76	550	29,592
Total other comprehensive income (loss)	271	280	4,725	30,298
Comprehensive income (loss)	$14,919	$(514,362)	$(9,140)	$(569,510)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 29, 2019	December 30, 2018
Operating Activities:
Net income (loss)	$(13,865)	$(599,808)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	36,207	40,112
Amortization of intangible assets	14,996	19,284
Impairment of held-for-sale assets (Note 7)	9,429	128,775
Goodwill and intangibles impairment	—	456,023
Amortization of deferred financing costs	5,569	10,458
Deferred income taxes	348	(26,610)
(Gain) loss on disposal of property, plant, and equipment	(48)	8,098
Loss on divestitures (Note 7)	431	4,925
Share-based compensation	5,167	5,838
Changes in assets and liabilities:
Net receivables	38,098	47,088
Net inventories	(7,510)	(88,657)
Accounts payable	(4,676)	36,961
Accrued compensation	(9,865)	(6,911)
Accrued income taxes	(3,744)	(4,872)
Federal excise, use, and other taxes	(2,243)	(3,630)
Pension and other postretirement benefits	(2,521)	(555)
Other assets and liabilities	(2,719)	34,429
Cash provided by operating activities	63,054	60,948
Investing Activities:
Capital expenditures	(21,977)	(30,911)
Proceeds from sale of our Firearms business and Eyewear business (Note 7)	156,567	151,595
Proceeds from the disposition of property, plant, and equipment	270	365
Cash provided by investing activities	134,860	121,049
Financing Activities:
Borrowings on lines of credit	272,321	440,000
Payments on lines of credit	(312,623)	(180,000)
Proceeds from issuance of long-term debt	—	149,343
Payments made on long-term debt	(144,509)	(576,000)
Payments made for debt issuance costs and prepayment premiums	(903)	(10,271)
Settlement from former parent	—	13,047
Deferred payments for acquisitions	(1,348)	(1,348)
Shares withheld for payroll taxes	(507)	(1,001)
Cash used for financing activities	(187,569)	(166,230)
Effect of foreign exchange rate fluctuations on cash	(212)	(1,013)
Increase in cash and cash equivalents	10,133	14,754
Cash and cash equivalents at beginning of period	21,935	22,870
Cash and cash equivalents at end of period	$32,068	$37,624
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,331	$1,756

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, September 29, 2019	57,787,433	$578	$1,752,175	$(833,482)	$(78,513)	$(252,257)	$588,501
Comprehensive income (loss)	—	—	—	14,648	271	—	14,919
Share-based compensation	—	—	1,593	—	—	—	1,593
Restricted stock vested and shares withheld	55,385	—	(3,392)	—	—	3,191	(201)
Employee stock purchase plan	11,980	—	(419)	—	—	489	70
Other	54,847	—	(412)	—	—	480	68
Balance, December 29, 2019	57,909,645	$578	$1,749,545	$(818,834)	$(78,242)	$(248,097)	$604,950

Balance September 30, 2018	57,551,275	$576	$1,759,481	$(241,692)	$(74,278)	$(264,888)	$1,179,199
Comprehensive income (loss)	—	—	—	(514,642)	280	—	(514,362)
Share-based compensation	—	—	1,958	—	—	—	1,958
Restricted stock vested and shares withheld	23,234	—	(1,368)	—	—	1,212	(156)
Other	(796)	—	4	—	—	(17)	(13)
Balance, December 30, 2018	57,573,713	$576	$1,760,075	$(756,334)	$(73,998)	$(263,693)	$666,626

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive income (loss)	—	—	—	(13,865)	4,725	—	(9,140)
Share-based compensation	—	—	5,167	—	—	—	5,167
Restricted stock vested and shares withheld	91,110	—	(5,785)	—	—	5,437	(348)
Employee stock purchase plan	23,008	—	(777)	—	—	940	163
Other	84,593	1	(1,479)	—	—	1,546	68
Balance, December 29, 2019	57,909,645	$578	$1,749,545	$(818,834)	$(78,242)	$(248,097)	$604,950

Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive income (loss)	—	—	—	(599,808)	30,298	—	(569,510)
Share-based compensation	—	—	5,940	—	—	(102)	5,838
Restricted stock vested and shares withheld	71,192	—	(3,577)	—	—	3,139	(438)
Employee stock purchase plan	13,083	—	(334)	—	—	540	206
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	58,139	2	(1,183)	—	—	1,174	(7)
Balance, December 30, 2018	57,573,713	$576	$1,760,075	$(756,334)	$(73,998)	$(263,693)	$666,626
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and nine months ended December 29, 2019
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Outdoor Products and Shooting Sports. Vista Outdoor is headquartered in Anoka, Minnesota and has manufacturing and distribution facilities in 15 U.S. States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“fiscal 2019”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2019. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of December 29, 2019 and March 31, 2019, our results of operations for the three and nine months ended December 29, 2019 and December 30, 2018, and our cash flows for the nine months ended December 29, 2019 and December 30, 2018.

New Accounting Pronouncements

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our fiscal year 2019 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the following new accounting standards.

Accounting Standards Adopted During this Fiscal Year

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2016-02, “Leases" (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. We adopted ASU 2016-02 prospectively starting on April 1, 2019. As part of the adoption, we elected the package of practical expedients, which permits us under the new standard not to reassess historical lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for all our leases. In addition, we elected the use of hindsight to determine the lease term of our leases and applied our incremental borrowing rate based on the remaining term of our leases as of the adoption date. The impact upon adoption, on April 1, 2019, resulted in the recognition of right-of-use assets of approximately $75,749, and lease liabilities of approximately $91,604 on our unaudited condensed consolidated balance sheet. See Note 3, Leases, for additional information.

Accounting Standards Yet to Be Adopted

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, although early adoption is permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our consolidated financial statements.

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

Note Receivable—In connection with the sale of our Firearms business in July 2019, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. See Note 8, Receivables, for additional information.
Contingent Consideration—The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration is evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. On September 1, 2016, we completed the acquisition of privately-owned

Logan Outdoor Products, LLC and Peak Trades, LLC ("Camp Chef"), a leading provider of outdoor cooking solutions. Under the terms of the transaction, approximately $10,000 of the purchase price is earned over a three-year period from the closing date if certain incremental growth milestones are met and key members of Camp Chef management continue their employment with us through the respective milestone dates. The approximately $10,000 is being expensed over the three-year measurement period and is to be paid in three equal installments after each milestone is achieved. The growth milestones for all three years have been met and therefore, we paid $3,371 during fiscal 2020, 2019, and 2018. The final installment was paid during the three months ended December 29, 2019.
The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	December 29, 2019		March 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt	$350,000	$337,750	$350,000	$326,375
Variable-rate debt	179,699	179,699	364,509	364,509

3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances were recorded as leasehold improvements with an offsetting adjustment included in the Company’s calculation of its right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term for three years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases follow.

	Balance Sheet Caption	December 29, 2019
Assets:
Operating lease assets	Operating lease assets	$67,934

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$11,431
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	72,347
Total lease liabilities		$83,778

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended December 29, 2019	Nine months ended December 29, 2019
Fixed operating lease costs (1)	$5,733	$15,349
Variable operating lease costs	846	2,085
Sublease income	—	(386)
Net Lease costs	$6,579	$17,048
(1) Includes short-term leases, which are immaterial.

December 29, 2019
Weighted Average Remaining Lease Term (Years):
Operating leases	9.74

Weighted Average Discount Rate:
Operating leases	8.65%

The approximate future minimum lease payments under operating leases as of December 29, 2019 are as follows:

Remainder of fiscal 2020	$4,855
Fiscal 2021	17,157
Fiscal 2022	13,813
Fiscal 2023	12,061
Fiscal 2024	10,650
Thereafter	70,013
Total lease payments	128,549
Less imputed interest	(44,771)
Present value of lease liabilities	$83,778

Supplemental cash flow information related to leases is as follows:

Nine months ended December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$15,111
Right of use assets obtained in exchange for lease liabilities:
Operating leases	1,848

4. Derivative Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials,

•	interest rates, and

•	foreign exchange risks.
In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. See Note 13, Long-term Debt, for additional information on our interest rate swaps.
We entered into various commodity forward contracts during fiscal 2020 and 2019. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The fair value of the lead forward contracts is recorded within other assets or liabilities, as appropriate. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of December 29, 2019, we had outstanding lead forward contracts on 8.6 million pounds of lead.
The derivative gains or losses in the unaudited condensed consolidated statements of comprehensive income (loss) related to lead forward contracts during the nine months ended December 29, 2019 were immaterial. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.
5. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Three months ended December 29, 2019			Three months ended December 30, 2018
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$202,316	$202,316	$—	$197,554	$197,554
Firearms	—	—	—	—	43,775	43,775
Hunting and Shooting Accessories	101,674	—	101,674	109,287	—	109,287
Action Sports	75,661	—	75,661	73,682	—	73,682
Outdoor Recreation	45,119	—	45,119	43,473	—	43,473
Total	$222,454	$202,316	$424,770	$226,442	$241,329	$467,771

Geographic Region
United States	$165,137	$179,864	$345,001	$160,582	$208,541	$369,123
Rest of the World	57,317	22,452	79,769	65,860	32,788	98,648
Total	$222,454	$202,316	$424,770	$226,442	$241,329	$467,771

	Nine months ended December 29, 2019			Nine months ended December 30, 2018
	Outdoor Products	Shooting Sports	Total	Outdoor Products	Shooting Sports	Total
Ammunition	$—	$626,298	$626,298	$—	$639,158	$639,158
Firearms	—	24,577	24,577	—	134,347	134,347
Hunting and Shooting Accessories	303,484	—	303,484	327,211	—	327,211
Action Sports	227,531	—	227,531	230,117	—	230,117
Outdoor Recreation	147,670	—	147,670	160,500	—	160,500
Eyewear	—	—	—	51,859	—	51,859
Total	$678,685	$650,875	$1,329,560	$769,687	$773,505	$1,543,192

Geographic Region
United States	$516,142	$582,483	$1,098,625	$541,646	$679,144	$1,220,790
Rest of the World	162,543	68,392	230,935	228,041	94,361	322,402
Total	$678,685	$650,875	$1,329,560	$769,687	$773,505	$1,543,192

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

6. Earnings Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period. The computation of diluted EPS is based on the number of basic weighted average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares, such as common stock to be issued upon exercise of options, contingently issuable shares and restricted stock units, using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(Amounts in thousands except per share data unless otherwise indicated)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Numerator:
Net income (loss)	$14,648	$(514,642)	$(13,865)	$(599,808)
Denominator:
Weighted-average number of common shares outstanding basic:	57,878	57,572	57,812	57,525
Dilutive effect of share-based awards (1)	100	—	—	—
Diluted shares	57,978	57,572	57,812	57,525
Earnings (loss) per common share:
Basic and Diluted	$0.25	$(8.94)	$(0.24)	$(10.43)

(1) Due to the loss from continuing operations for the three months ended December 30, 2018 and for the nine months ended December 29, 2019 and December 30, 2018, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive. Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 958 for the three months ended December 29, 2019.

7. Divestitures and Held for Sale

On July 5, 2019, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business, which was part of our Shooting Sports segment and comprised our Firearms reporting unit, for a total purchase price of $170,000. We received cash proceeds net of transactions costs of $154,123 and $12,000 in the form of a sellers note due on July 5, 2024. See Notes 2, Fair Value of Financial Instruments and 8, Receivables for additional information. The proceeds from this sale were used to pay off the balance of our Term Loan and reduce our ABL Revolving Credit Facility. See Note 13, Long-term Debt.

During the nine months ended December 29, 2019, we recognized a pretax loss on this divestiture of $433, which is included in other expense.

During the nine months ended December 29, 2019, we recognized an impairment of $9,429 related to the expected loss on the sale of our Firearms business when it was held for sale.

8. Receivables
Net receivables are summarized as follows:

	December 29, 2019	March 31, 2019
Trade receivables	$330,483	$356,035
Other receivables	4,102	7,106
Less: allowance for doubtful accounts and discounts	(14,595)	(18,892)
Net receivables	$319,990	$344,249

Walmart represented 12% and 14% of the total trade receivables balance as of December 29, 2019 and March 31, 2019, respectively. No other customer represented more than 10% of our total trade receivables balance as of December 29, 2019 and March 31, 2019.
Note Receivable is summarized as follows:

	December 29, 2019	March 31, 2019
Principal	$12,000	$—
Less: unamortized discount	(4,176)	—
Note receivable, net, included within Deferred charges and other non-current assets	$7,824	$—

9. Inventories
Net inventories consist of the following:

	December 29, 2019	March 31, 2019
Raw materials	$75,320	$65,240
Work in process	35,619	32,213
Finished goods	223,790	247,038
Net inventories	$334,729	$344,491

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $24,595 and $16,227 as of December 29, 2019 and March 31, 2019, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	December 29, 2019	March 31, 2019
Pension and other postretirement benefits	$(72,470)	$(74,670)
Derivatives	(440)	735
Cumulative translation adjustment	(5,332)	(9,032)
Total AOCL	$(78,242)	$(82,967)

The following tables summarize the changes in the balance of AOCL, net of income tax:

	Three months ended December 29, 2019				Nine months ended December 29, 2019
	Pension and other postretirement benefits	Derivatives	Cumulative translation adjustment	Total	Pension and other postretirement benefits	Derivatives	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(73,203)	$285	$(5,595)	$(78,513)	$(74,670)	$735	$(9,032)	$(82,967)
Net actuarial losses reclassified from AOCL (1)	812	—	—	812	2,435	—	—	2,435
Prior service costs reclassified from AOCL (1)	(79)	—	—	(79)	(235)	—	—	(235)
Net change in fair value of derivatives	—	(725)	—	(725)	—	(1,175)	—	(1,175)
Currency translation gains reclassified from AOCL (2)	—	—	—	—	—	—	3,150	3,150
Net change in cumulative translation adjustment	—	—	263	263	—	—	550	550
Ending balance in AOCL	$(72,470)	$(440)	$(5,332)	$(78,242)	$(72,470)	$(440)	$(5,332)	$(78,242)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

(2)	Amounts related to the foreign currency translation gains realized upon the divestiture of our Firearms business in the three months ended September 29, 2019.

	Three months ended December 30, 2018				Nine months ended December 30, 2018
	Pension and other postretirement benefits	Derivatives	Cumulative translation adjustment	Total	Pension and other postretirement benefits	Derivatives	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(65,690)	$1,440	$(10,028)	$(74,278)	$(66,656)	$1,904	$(39,544)	$(104,296)
Net actuarial losses reclassified from AOCL (1)	543	—	—	543	1,629	—	—	1,629
Prior service costs reclassified from AOCL (1)	(60)	—	—	(60)	(180)	—	—	(180)
Net change in fair value of derivatives	—	(279)	—	(279)	—	(743)	—	(743)
Net change in cumulative translation adjustment	—	—	76	76	—	—	29,592	29,592
Ending balance in AOCL	$(65,207)	$1,161	$(9,952)	$(73,998)	$(65,207)	$1,161	$(9,952)	$(73,998)

(1)	Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

11. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the nine months ended December 29, 2019. The carrying amounts of goodwill for our Outdoor Products and Shooting Sports segments as of December 29, 2019 were $121,329 and $83,167, respectively, for a consolidated balance of $204,496.

Net intangible assets other than goodwill consisted of the following:

	December 29, 2019			March 31, 2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(13,494)	$34,866	$48,360	$(10,694)	$37,666
Patented technology	16,684	(10,273)	6,411	16,684	(9,604)	7,080
Customer relationships and other	238,742	(79,768)	158,974	238,595	(68,185)	170,410
Total	303,786	(103,535)	200,251	303,639	(88,483)	215,156
Non-amortizing trade names	145,364	—	145,364	145,364	—	145,364
Net intangible assets	$449,150	$(103,535)	$345,615	$449,003	$(88,483)	$360,520

Amortization expense for the three months ended December 29, 2019 and December 30, 2018 was $5,214 and $5,664, respectively, and for the nine months ended December 29, 2019 and December 30, 2018 was $14,996 and $19,284, respectively.

As of December 29, 2019, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2020	$4,974
Fiscal 2021	19,886
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Thereafter	116,182
Total	$200,251

12. Other Current and Non-Current Liabilities

Other current and non-current liabilities consisted of the following:

	December 29, 2019	March 31, 2019
Other current liabilities:
Accrual for in-transit inventory	$10,374	$11,275
Rebate accrual	15,692	13,911
Other	74,918	71,989
Total other current liabilities	$100,984	$97,175

Other non-current liabilities:
Non-current portion of accrued income tax liability	$31,402	$34,118
Other	14,187	29,158
Total other non-current liabilities	$45,589	$63,276

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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2019	$8,144
Payments made	(2,786)
Warranties issued	3,753
Other adjustments	(100)
Changes related to pre-existing warranties	(79)
Balance, December 29, 2019	$8,932

13. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 29, 2019	March 31, 2019
Credit Agreements:
ABL Revolving Credit Facility	$179,699	$220,000
Term Loan	—	104,509
Junior Term Loan	—	40,000
Total principal amount of Credit Agreements	179,699	364,509
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	529,699	714,509
Less: unamortized deferred financing costs	(5,839)	(10,504)
Carrying amount of long-term debt	523,860	704,005
Less: current portion	—	(19,335)
Carrying amount of long-term debt, excluding current portion	$523,860	$684,670

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of December 29, 2019, based on the borrowing base less outstanding borrowings of $179,699 and outstanding letters of credit of $28,436, the amount available to us under the ABL Revolving Credit Facility was $150,072.

The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The Term Loan was subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July, and October, with the remaining balance due on the Maturity Date. During the nine months ended December 29, 2019, we used proceeds from the sale of our Firearms business to pay off the balance of the Term Loan and the Junior Term Loan, and have no future required principal payments.

The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of December 29, 2019 was $14,999. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date.

The payoff of Term Loan and the Junior Term Loan reduced our interest rate on the ABL revolving Credit Facility. As of December 29, 2019, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of December 29, 2019, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 0.50% for base rate loans and 1.50% for LIBO rate loans and (b) FILO revolving credit loans, 1.50% for base rate loans and 2.50% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of December 29, 2019 was 3.51%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.

Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries, as well as the tangible and intangible assets of Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V., are pledged as collateral under the New Credit Facilities.

In connection with the repayment of the Term Loan and the Junior Term Loan, unamortized debt issuance costs of $3,428 were written off during the nine months ended December 29, 2019. This expense is included in interest expense in the condensed consolidated statements of comprehensive income (loss). The remaining debt issuance costs of approximately $6,300 are being amortized over the term of the New Credit Facilities.

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

Interest rate swaps—During fiscal 2018, we entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. As of December 29, 2019, we had the following cash flow hedge interest rate swap in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	100,000	24	1.629%	1.691%	June 2020

The amount paid or received under these swaps is recorded as an adjustment to interest expense. The asset related to the swaps is recorded as part of other current assets.

Covenants

New Credit Facilities— Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. During the three months ending September 30, 2019, the Term Loan was paid in full, and during the three months ended December 29, 2019, the Junior Term Loan was paid in full, which triggered the financial covenants of the New Credit Facilities to be reduced. Our new requirement which is in effect beginning with the quarter ending December 29, 2019 is to maintain Excess Availability under the ABL Revolving Credit Facility of $42,500 at all times. If Excess Availability falls below $42,500 we must maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.00:1.00. As noted above, the Excess Availability under the ABL Revolving Credit Facility was $150,072 at December 29, 2019. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.

The FCCR is Covenant EBITDA ("earnings before interest, taxes, depreciation, and amortization"), (which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments made over the past four fiscal quarters; plus income tax payments and restricted payments over the past four fiscal quarters).

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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of December 29, 2019, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the three months ended December 29, 2019 and December 30, 2018 totaled $12,880 and $15,108, respectively. Cash paid for interest on debt, including commitment fees, for the nine months ended December 29, 2019 and December 30, 2018 totaled $32,912 and $29,646, respectively.

14. Employee Benefit Plans

During the three months ended December 29, 2019, we recognized an aggregate net benefit for employee defined benefit plans of $101 compared to $186 during the three months ended December 30, 2018. The decrease in income was primarily due to expected return on plan assets.

During the nine months ended December 29, 2019, we recognized an aggregate net benefit for employee defined benefit plans of $305 compared to $556 during the nine months ended December 30, 2018. The decrease in income was primarily due to expected return on plan assets.

Employer contributions and distributions—We made required contributions to the pension trust during the three and nine months ended December 29, 2019 and December 30, 2018 of $2,400 and $0, respectively. For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under the non-qualified supplemental executive retirement plan.

During the remainder of fiscal 2020, we expect to make additional contributions to the pension trust of $1,200. There are no expected contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans.

15. Income Taxes

Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for both the current and prior year.

The income tax provisions for the three months ended December 29, 2019 and December 30, 2018 represent effective tax rates of (42.3)% and 3.4%, respectively. The decrease in the rate from the prior year quarter is primarily caused by release of uncertain tax positions in the current period. The effective tax rate for the three months ended December 29, 2019 was lower than the statutory rate primarily because of the release of uncertain tax positions. The effective tax rate for the three months ended December 30, 2018 was lower than the statutory rate primarily because of the recognition of nondeductible impairment charges.

The income tax provisions for the nine months ended December 29, 2019 and December 30, 2018 represent effective tax rates of 16.4% and 4.3%, respectively. The increase in the rate from the prior year period is primarily due to the release of tax reserves for uncertain tax positions in the current period. Because of losses in the current and prior period, favorable tax adjustments cause an increase in the rate. The effective tax rate for the nine months ended December 29, 2019 was lower than the statutory rate primarily because of the loss in the current period, which caused unfavorable tax adjustments such as interest expense on uncertain tax positions, to decrease the rate, partially offset by the release of uncertain tax positions. The effective tax rate for the nine months ended December 30, 2018 was lower than the statutory rate primarily because of the nondeductible impairment charges.

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

Income taxes paid, net of refunds, totaled $294 and $3,780 for the nine months ended December 29, 2019 and December 30, 2018, respectively.

Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $13,414 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,286.

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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $710 and $729 as of December 29, 2019 and March 31, 2019, respectively.
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
17. Condensed Consolidating Financial Statements

In accordance with the provisions of the 5.875% Notes, the outstanding notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of Vista Outdoor domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by Vista Outdoor and any subsidiaries of the parent company other than the subsidiary guarantors are minor. There are no significant restrictions on the Company’s ability, or the ability of any guarantor, to obtain funds from its subsidiaries through dividends or loans, and there are no material restrictions on the ability of our consolidated and unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.  These guarantees are senior or senior subordinated obligations, as applicable, of the applicable subsidiary guarantors.

18. Operating Segment Information
We operate our business structure within two operating segments, which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. Management reviews the operating segments based on net sales and gross profit. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•
Outdoor Products generated approximately 51% of our external sales in the nine months ended December 29, 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports, and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes, and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 49% of our external sales in the nine months ended December 29, 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms. Our Firearms business was divested early in the second quarter ending September 29, 2019.

Sales to Walmart represented 14% of our sales in the nine months ended December 29, 2019 and December 30, 2018. No other single customer contributed 10% or more of our sales in the nine months ended December 29, 2019 and December 30, 2018.

The following summarizes our results by segment:

	Three months ended		Nine months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Sales to external customers:
Outdoor Products	$222,454	$226,442	$678,685	$769,687
Shooting Sports	202,316	241,329	650,875	773,505
Total sales to external customers	$424,770	$467,771	$1,329,560	$1,543,192

Gross Profit
Outdoor Products	$56,035	$54,143	$173,190	$186,759
Shooting Sports	32,755	40,095	100,942	129,577
Corporate	—	(2)	—	(5)
Total gross profit	$88,790	$94,236	$274,132	$316,331

The sales above exclude intercompany sales between Outdoor Products and Shooting Sports of $118 and $1,749, and of$1,251 and $5,530 for the three and nine months ended December 29, 2019 and December 30, 2018, respectively.
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
Organizational Structure
We conduct our operations through two operating segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of December 29, 2019, our two operating segments were Outdoor Products and Shooting Sports:

•
Outdoor Products generated approximately 51% of our external sales in the nine months ended December 29, 2019. The Outdoor Products product lines are action sports, archery/hunting accessories, outdoor cooking, golf, hydration products, optics, shooting accessories, and tactical products. Action sports includes helmets, goggles, and accessories for cycling, snow sports, action sports, and powersports. Archery/hunting accessories include high-performance hunting arrows, game calls, hunting blinds, game cameras, and decoys. Golf products include laser rangefinders. Hydration products include hydration packs and water bottles. Optics products include binoculars, riflescopes, and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products. Tactical products include holsters, duty gear, bags and packs.

•
Shooting Sports generated approximately 49% of our external sales in the nine months ended December 29, 2019. Shooting Sports product lines include centerfire ammunition, rimfire ammunition, shotshell ammunition, reloading components, and firearms. Our Firearms business was divested early in the second quarter ending September 29, 2019.

Business Strategy
Our current strategic business plan is designed to allow us to focus our resources on pursuing growth in our market-leading brands by serving our target consumer with new and innovative products; leveraging our channel relationships and the reputation of our brands with our end consumers; expanding our e-commerce capabilities; and continuously improving operations.
Financial Highlights and Notable Events
Certain notable events or activities affecting our third quarter fiscal 2020 financial results included the following:

•
Quarterly sales were $424,770 and $467,771 for the three months ended December 29, 2019 and December 30, 2018, respectively. The decrease was largely due to the sale of our Firearm business, which accounted for $43,775 of the decrease in Shooting Sports, which was offset by an increase of $4,762 in our Ammunition business for the reasons described in the Results of Operations section below. Outdoor Products sales decreased $3,988 for the reasons described in the Results of Operations section below.

•
Gross profit was $88,790 and $94,236 for the three months ended December 29, 2019 and December 30, 2018, respectively. The decrease in gross profit was primarily due to the sale of our Firearm business, which accounted for $11,458 of the decrease in Shooting Sports, which was offset by an increase in gross profit of $4,120 in our Ammunition business and an increase in Outdoor Products gross profit of $1,892 for the reasons described in the Results of Operations section below.

•
Income (loss) before interest, income taxes, and other was $18,669 and $(515,151) for the three months ended December 29, 2019 and December 30, 2018, respectively. The increase was primarily due to the decrease in impairment charges and for the reasons described in the Results of Operations section below.

•
During the three months ended December 29, 2019, we paid the remaining principal balance on the Junior Term Loan using cash generated from operations and advances from our ABL Revolving Credit Facility.

Outlook

Outdoor Recreation Industry

The outdoor recreation and accessories business currently represents approximately 51% of our sales. Examples of the sports and activities we target include archery, camping, cycling, golf, hiking, hunting, snow skiing, target shooting, and wildlife watching. Our consumers often participate in more than one of these activities.

Shooting Sports Industry

Shooting sports products currently represent approximately 49% of our sales. Examples of the shooting sports activities we target include target shooting, hunting, as well as ammunition for local law enforcement, the U.S. government and international markets. The shooting sports industry historically has been a cyclical business and can be impacted by the current political climate, the timing of national elections, and other market factors.

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
Sales to Walmart represented 14% of our sales in the nine months ended December 29, 2019 and December 30, 2018. As a result of Walmart's announcement on September 3, 2019, we expect reduced ammunition and accessories sales to Walmart in the future. No other single customer contributed 10% or more of our sales in the nine months ended December 29, 2019 and December 30, 2018.
Net Sales

	Three months ended				Nine months ended
	December 29, 2019	December 30, 2018	$ Change	% Change	December 29, 2019	December 30, 2018	$ Change	% Change
Outdoor Products	$222,454	$226,442	$(3,988)	(1.8)%	$678,685	$769,687	$(91,002)	(11.8)%
Shooting Sports	202,316	241,329	(39,013)	(16.2)%	650,875	773,505	(122,630)	(15.9)%
Total net sales	$424,770	$467,771	$(43,001)	(9.2)%	$1,329,560	$1,543,192	$(213,632)	(13.8)%

The total change in net sales was driven by the changes within the operating segments as described below.

Three months ended
Outdoor Products—The decrease in sales was primarily due to lower demand of our products in our hunt/shoot business, which was offset partially by increased sales in our tactical, hydration and bike products.
Shooting Sports—The decrease in sales was primarily due to the sale of our Firearms business which accounted for $43,775 of the decrease, which was partially offset by increased demand in the market for centerfire ammunition.
Nine months ended
Outdoor Products—The decrease in sales was primarily due to the sale of our Eyewear brands, which accounted for $51,859 of the decrease. In addition, the hunt/shoot business was impacted by lower demand as well as by increased tariffs. Additional decreases were caused by reduced demand for some products in our other businesses as a result of increased tariffs, as well as increased competition, which were offset partially by increased sales in tactical and bike products.

Shooting Sports—The decrease in sales was primarily due to the sale of our Firearms business and lower demand in the market for firearms, which together accounted for approximately $109,770 of the decrease. Additional decreases were due to continued weak demand in the rimfire market, which were partially offset by increased demand in the market for centerfire ammunition.
Gross Profit

	Three months ended				Nine months ended
	December 29, 2019	December 30, 2018	$ Change	% Change	December 29, 2019	December 30, 2018	$ Change	% Change
Outdoor Products	$56,035	$54,143	$1,892	3.5%	$173,190	$186,759	$(13,569)	(7.3)%
Shooting Sports	32,755	40,095	(7,340)	(18.3)%	100,942	129,577	(28,635)	(22.1)%
Corporate	—	(2)	2	100.0%	—	(5)	5	100.0%
Total gross profit	$88,790	$94,236	$(5,446)	(5.8)%	$274,132	$316,331	$(42,199)	(13.3)%
The total change in gross profit was driven by the changes within the operating segments as described below.

Three months ended
Outdoor Products—The increase in gross profit was caused primarily by reduced business transformation consulting costs from the prior year quarter and increased sales volume in some of our brands as described above. Also contributing to the increase was operating efficiencies and benefits from restructuring activities. These increases were partially offset by lower sales volumes in our hunt/shoot business.
Shooting Sports—The decrease in gross profit was primarily due to the sale of our Firearms business, which accounted for $11,458 of the decrease. These decreases were partially offset by increased sales volume as described above and favorable raw material prices.
Nine months ended
Outdoor Products—The decrease in gross profit was caused primarily by the sale of our Eyewear brands, which accounted for $22,208 of the decrease and lower sales volumes as described above. These decreases were partially offset by reduced transformation costs from the prior year quarter and increased sales volume in our tactical business as described above along with savings driven by operating efficiencies and benefits from restructuring activities compared to the prior year to date.
Shooting Sports—The decrease in gross profit was primarily due to the sale of our Firearms business and lower demand in the market for firearms, which together accounted for $26,632 of the decrease. Additional decreases resulted from lower sales volumes as described above, partially offset by decreased raw material costs and production costs along with lower business transformation consulting costs compared to the prior year to date.
Operating Expenses

	Three months ended					Nine months ended
	December 29, 2019	As a % of Sales	December 30, 2018	As a % of Sales	$ Change	December 29, 2019	As a % of Sales	December 30, 2018	As a % of Sales	$ Change
Research and development	$5,703	1.3%	$6,503	1.4%	$(800)	$17,750	1.3%	$20,681	1.3%	$(2,931)
Selling, general, and administrative	64,418	15.2%	86,418	18.5%	(22,000)	231,298	17.4%	284,754	18.5%	(53,456)
Goodwill and intangibles impairment	—	—%	432,612	92.5%	(432,612)	$—	—%	456,023	29.6%	(456,023)
Impairment of held-for-sale assets	—	—%	83,854	17.9%	(83,854)	9,429	0.7%	128,775	8.3%	(119,346)
Total operating expenses	$70,121	16.5%	$609,387	130.3%	$(539,266)	$258,477	19.4%	$890,233	57.7%	$(631,756)

Three months ended
Operating expenses decreased $539,266 primarily due to a decrease in impairment charges related to intangibles, goodwill, held-for-sale assets and our corporate headquarters, reduced business transformation consulting costs and transaction costs from the prior year quarter and a decrease of approximately $5,362 from the sale of our Firearms business.

Nine months ended
Operating expenses decreased $631,756 primarily due to a decrease in impairment charges related to intangibles, goodwill, held-for-sale assets and our corporate headquarters, a decrease of approximately $27,707 from the sale of our Eyewear brands and Firearms business, and reduced business transformation consulting and transaction costs from the prior year which were offset partially by an increase in restructuring costs of during the current year.
Net Interest Expense

	Three months ended				Nine months ended
	December 29, 2019	December 30, 2018	$ Change	% Change	December 29, 2019	December 30, 2018	$ Change	% Change
Interest expense, net	$8,373	$16,003	$(7,630)	(47.7)%	$31,811	$46,340	$(14,529)	(31.4)%
Three months ended
The decrease in interest expense was due to a reduction in debt amortization costs, a decrease in the write-off of debt issuance costs, and reduction in our average principal debt balance.
Nine months ended
The decrease in interest expense was due to a reduction in our average principal debt balance, a decrease in the write-off of debt issuance costs and a reduction in debt amortization costs.
Income Tax Provision
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.

	Three months ended					Nine months ended
	December 29, 2019	Effective Rate	December 30, 2018	Effective Rate	$ Change	December 29, 2019	Effective Rate	December 30, 2018	Effective Rate	$ Change
Income tax provision (benefit)	$(4,352)	(42.3)%	$(18,383)	3.4%	$14,031	$(2,724)	16.4%	$(27,230)	4.3%	$24,506

Three months ended

The decrease in the tax rate from the prior year quarter was primarily caused by the release of uncertain tax positions due to statute of limitation expirations.
Nine months ended
The increase in the tax rate from the prior year was primarily caused by the release of uncertain tax positions due to statute of limitation expirations. Because of the loss in the current period, favorable tax adjustments cause an increase to the tax rate.

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
Our cash flows from operating, investing and financing activities for the nine months ended December 29, 2019 and December 30, 2018 are summarized as follows:

	December 29, 2019	December 30, 2018
Cash provided by operating activities	$63,054	$60,948
Cash provided by investing activities	134,860	121,049
Cash used for financing activities	(187,569)	(166,230)
Effect of foreign exchange rate fluctuations on cash	(212)	(1,013)
Net cash flows	$10,133	$14,754
Operating Activities—Cash provided by operating activities was $63,054 in the nine months ended December 29, 2019 compared to cash provided of $60,948 in the prior year period, an increase of $2,106. The change from the prior-year period was primarily a result of decreased operating expense offset by unfavorable change in net working capital. The change in net working capital was driven primarily by timing of supplier payments, interest payments and inventory purchases.
Investing Activities—Cash provided by investing activities was $134,860 in the nine months ended December 29, 2019 compared to $121,049 in the prior-year period, an increase of $13,811. The change was driven by a decrease in capital expenditures in the current fiscal year and increased proceeds from our divestitures year over year.
Financing Activities—Cash used for financing activities was $187,569 in the nine months ended December 29, 2019 compared to cash used for financing activities of $166,230 in the prior year period, an increase of $21,339. The change was primarily driven by the timing of borrowings and payments on long-term debt and the ABL Revolving Credit Facility, a favorable settlement with our former parent in the prior year period and a decrease in payments for debt issuance costs year over year.
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

Long-Term Debt and Credit Agreement
As of December 29, 2019, our indebtedness consisted of the following:

December 29, 2019
ABL Revolving Credit Facility	$179,699
5.875% Senior Notes	350,000
Principal amount of long-term debt	529,699
Less: Unamortized deferred financing costs	(5,839)
Carrying amount of long-term debt	523,860
Less: current portion	—
Carrying amount of long-term debt, excluding current portion	$523,860
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 46.7% as of December 29, 2019.

See Note 13, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report for additional discussion of the 5.875% Notes and the New Credit Facilities.

During fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016 by entering into new credit facilities (collectively, the “New Credit Facilities”) consisting of (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) a $40,000 junior secured term loan facility (the “Junior Term Loan”). The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of December 29, 2019 was $14,999.

During fiscal 2020, the Term Loan and the Junior Term Loan were paid in full, using proceeds from the sale of our Firearms business, cash generated from operations and advances from our ABL Revolving Credit Facility.

The payoff of Term Loan and the Junior Term Loan reduced our interest rate on the ABL revolving Credit Facility. As of December 29, 2019, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility.
Covenants
New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. As noted above, during the three months ended December 29, 2019, the Junior Term Loan was paid in full which triggered the financial covenants of the New Credit Facilities to be reduced. Our new requirement in effect for the quarter ending December 29, 2019 is to maintain Excess Availability under the ABL Revolving Credit Facility of $42,500 at all times. If Excess Availability falls below $42,500 we must maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR") of not less than 1.00:1.00. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
The FCCR is Covenant EBITDA ("earnings before interest, taxes, depreciation, and amortization"), which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis) less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges (which includes debt principal and interest payments paid since October 28, 2018, annualized; plus income tax payments and restricted payments over the past four fiscal quarters).

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
The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other the debt agreements as well. As of December 29, 2019, we were in compliance with the covenants of all the debt agreements and expect to be in compliance for the foreseeable future. However, our business, financial position and results of operations are subject to various risks and uncertainties, including some that may be beyond our control, and we cannot provide any assurance that we will be able to comply with all such financial covenants in the future. For example, during periods in which we experience declines in sales or otherwise experience the adverse impact of seasonality, we may not be able to comply with such financial covenants.

Contractual Obligations and Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. As of December 29, 2019, current and long-term operating lease liabilities of $11,431 and $72,347, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 14% of our sales in the nine months ended December 29, 2019 and December 30, 2018. As a result of Walmart's announcement on September 3, 2019, we expect reduced ammunition and accessories sales to Walmart in the future. No other single customer contributed 10% or more of our sales in the nine months ended December 29, 2019 and December 30, 2018.
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 29, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 29, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VISTA OUTDOOR INC.
Date:	February 6, 2020	By:	/s/ Mark R. Kowalski
		Name:	Mark R. Kowalski
		Title:	Controller and Chief Accounting Officer
(On behalf of the Registrant and as principal accounting officer)