Form 10-K
period 2020-03-31
Vista Outdoor Inc.
filed 2020-06-03
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 29, 2019, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $365 million (based upon the closing price of the common stock on the New York Stock Exchange on September 27, 2019).
As of May 26, 2020, there were 58,012,857 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of this Annual Report as updated by any subsequent Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K we file with the Securities and Exchange Commission (the “SEC”).
ITEM 1.    BUSINESS
Certain business terms used in this Annual Report are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report.
Our Company
Vista Outdoor is a leading global designer, manufacturer and marketer of outdoor and shooting sports products. We conduct our operations through two operating segments, Shooting Sports and Outdoor Products. We are headquartered in Anoka, Minnesota and have 14 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014.
We serve the outdoor sports and recreation markets through a diverse portfolio of nearly 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protective equipment for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumers.
Our brands are renowned and market leaders in many of their categories. Many of our brands have a rich, long-standing heritage, such as Federal Premium, founded in 1922, and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No.1 sales position in the U.S. markets for commercial and United States law enforcement ammunition, game calls, golf rangefinders, trap throwing devices, biking and hiking hydration packs and biking helmets and accessories. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to continuously improve the performance, quality, and affordability of our products while providing world-class customer support to our retail partners and end consumer. We have received numerous awards for product innovation by respected industry publications and for customer service from our retail customers. Additionally, high-profile professional sportsmen and athletes use and endorse our products, which we believe influences the purchasing behavior of recreational consumers.

Segments
Vista Outdoor operates through two segments: Shooting Sports and Outdoor Products. In the fourth quarter of fiscal 2020, we realigned our internal reporting structure in a manner that caused the composition of our two operating segments to change. Accordingly, effective April 1, 2019 and for the twelve months ended March 31, 2020, the Company's results of operations will be discussed in terms of its new Shooting Sports and Outdoor Products segments structure. The comparative periods in fiscal 2019 and 2018 have been revised to conform with this new presentation. Information regarding our segments is further discussed below and is contained in Note 19, Operating Segment Information, to our consolidated financial statements for financial information regarding our segments.
Shooting Sports
Our Shooting Sports segment generated approximately 68% of our external sales in fiscal 2020. The product lines within our Shooting Sports segment are focused on the following categories:
•Centerfire ammunition;
•Rimfire ammunition;
•Shotshell ammunition;
•Reloading components;
•Optics, including binoculars, riflescopes, and telescopes;
•Shooting accessories, including reloading equipment, clay targets, and premium gun care products;
•Tactical accessories, including holsters, duty gear, bags and packs; and
•Archery and hunting accessories, including hunting arrows, game calls, hunting blinds, and game cameras;
Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. The Shooting Sports segment designs, develops, produces, and sources ammunition for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets.
Outdoor Products
Our Outdoor Products segment generated approximately 32% of our external sales in fiscal 2020. The product lines within our Outdoor Products segment are focused on the following categories:
•Helmets, goggles, and accessories for cycling, snow sports, action sports, and power sports
•Golf laser rangefinders and other golf-related accessories;
•Hydration packs and water bottles; and
•Outdoor cooking equipment, including grills, cookware, and camp stoves.

Our Brands

The brands in our Shooting Sports and Outdoor Products segments include the following:

Shooting Sports		Outdoor Products
Alliant Powder	Gold Dot	Bell
American Eagle	Gold Medal	Blackburn
Bee Stinger	Gold Tip	Bushnell Golf
Black Cloud	Hoppe's	CamelBak
BLACKHAWK!	Lawman	Camp Chef
Blazer	Prairie Storm	CoPilot
Bushnell	Primos	Giro
Butler Creek	Simmons	Krash
CCI	Speer	Raskullz
Champion Target	Syntech
Eagle	Tasco
Estate Cartridge	Uncle Mike's
Federal Premium	Valkyrie
Force on Force	Weaver
Fusion

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

Shooting Sports Industry

Shooting sports products currently represent the majority of our sales. Examples of the shooting sports and related activities that we market to include target shooting, hunting, archery and wildlife watching. We also sell ammunition for local law enforcement, the U.S. government and international markets. The shooting sports industry historically has been a cyclical industry that may be impacted by the current political climate, the timing of national elections, and other market factors.

Outdoor Recreation Industry

The outdoor recreation industry represents a large focus area of our business. Examples of the sports and activities we target include, camping, outdoor cooking, cycling, golf, hiking and snow skiing. Our consumers often participate in more than one of these activities.

Competitive Strengths

Portfolio of Leading Brands Focused on Outdoor Recreation and Shooting Sports

We have a diverse portfolio of shooting sports and outdoor recreation renowned brands, which are market leaders in many of their categories. We seek to maintain our brand strength by developing performance-enhancing innovations, introducing new products, engaging in product and brand marketing campaigns, providing marketing support to our strategic channel partners, and establishing and maintaining a strong e-commerce presence to capitalize on the ongoing shift by consumers to online shopping. We target selling prices that balance our premium positioning with our focus on affordability to capture a large consumer base. Our brand strength and product innovations allow us to drive sales growth and deliver robust profit margins.

We employ a segmented brand strategy that leverages nearly 40 brands that are leaders in their categories. This approach provides us with competitive advantages, including the following:

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

We have continuously invested in R&D and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. Our current intellectual property portfolio includes approximately 915 patents, providing us with valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 90 dedicated design and product development professionals across the organization. Recent examples of our innovative, market-leading products include:

•
For the outdoor and fitness enthusiast, Camelbak introduced the Horizon drinkware collection, featuring durable full powder coat finish to keep drinks tasting great, while the double-wall vacuum insulated stainless steel keeps them hot or cold for hours on end. Individual items in the collection include, wine bottles, camp mugs and tumblers.

•
For hunters, Federal launched the all-new Terminal Ascent, which seamlessly mates a tough, bonded hunting bullet with an accurate, match-style projectile without sacrificing any aspect of performance. Unlike other so-called long-range hunting bullets that can fail to perform on impact at lower velocities, Terminal Ascent expands as designed at close, moderate and long ranges.

•
For muzzleloaders, Federal introduced the Premium FireStick, which is the critical component of a whole new ignition system that uses an encapsulated propellant charge that loads from the breech, with the bullet loaded from the muzzle. The charge is completely impervious to moisture and loaded with clean-burning Hodgdon Triple Eight powder to the same tight tolerances as Federal Premium factory ammunition, ensuring shot-to-shot consistency and accuracy muzzleloaders have never experienced.

•
For trail riding enthusiasts, Giro’s Manifest Spherical helmet uses a ball-and-socket design powered by MIPS®, the market-leading brain protection system that helps to reduce rotational forces. Spherical Technology allows the outer liner to rotate around the inner liner during a crash and also eliminates contact with a hard-plastic slip-plane. In addition to leading head protection, the Manifest offers wide-open airflow thanks to the AURA reinforcing arch, which bolsters structural integrity while allowing air to flow into the massive Wind Tunnel vents. The helmet provides a comfortable, secure fit with the easy fit and positioning adjustments built into the Roc Loc Trail Air fit system and plush, antimicrobial XT2 padding for exceptional sweat absorption.

•
For golfers, Bushnell Golf introduced the Wingman Featuring high quality audio combined with having the ability to receive audible GPS distances, the Wingman offers golfers a “first of its kind” experience. Wingman also features our integrated BITE magnetic cart mount to provide golfers the convenience of having the speaker mounted right on the cart bar. The Wingman features outstanding sound quality so you can listen to your music, and get audible GPS distances when connected to your music source, and the Bushnell Golf App.

•
The new Tour V5 features include an integrated BITE magnetic cart mount, PinSeeker with Visual JOLT and improved magnification and clarity. Also available in Tour V5 Shift featuring our patented Slope Technology that provides golfers the most precise compensated distances in golf.

•
Camp Chef introduced the Woodwind WIFI collection. Equipped with our new PID and WIFI enabled controller, you are able to change the temperature, set timers, and receive notifications when your meat reaches your set temperature and tailor the grill’s Smoke Number on the Camp Chef Connect App.

•
For our law enforcement and military customers, Eagle introduced the T-series holsters. With its streamlined thumb-activated retention, the T-Series keeps firearms at the ready while maintaining total security. The combination of a drawing motion that operates off of the Master Grip Principle and a combination of reinforced outer polymer and smooth, sound-dampening, hydrophobic lining ensures the T-Series will perform no matter the elements and situation.

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

Integrated supply chain management is a core focus of our company. We procure large quantities of raw materials for our manufacturing operations and we leverage negotiating disciplines and production methods, with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product. We also source finished product both domestically and internationally for global distribution. We continuously seek to improve our vendor base as well as our in-country support and oversight, and, through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network is not easily replicated.

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

Our Strategy

In fiscal year 2019, Vista Outdoor embarked on its multi-year strategic transformation plan to reposition the Company to be the leading designer, manufacturer, and marketer of consumer products in the outdoor sports and recreation markets. The primary goal of the transformation plan is to drive profitable growth by delivering innovative products and industry leading customer and online customer experiences. Cost savings are re-invested into improvements needed in capabilities, systems, innovation and growth opportunities. Vista Outdoor believes this plan will enable the Company to deliver long-term sustainable and profitable growth and create value for shareholders.

To achieve its multi-year strategic transformation goals, the Company is relentlessly focused on the following five strategic pillars, which define key priorities and investment focus areas:

•	Optimize our Organizational Structure: Investing in talent while reducing costs and building a culture of agility, efficiency, and innovation.

•	Create Leading Centers of Excellence in Operational Excellence and E-Commerce: Leveraging our shared resources, expertise and scale to:

◦	achieve operational excellence and improve margins across each of our brands; and

◦	accelerate and enhance e-commerce, direct-to-consumer and digital marketing capabilities across all of our brands.

•
Reducing Financial Leverage: Strengthening the Company’s balance sheet, improving financial flexibility, and paying down debt though enhanced cash-flow generation and the divestiture of non-core businesses.

•	Returning to Organic Growth: Identifying and capturing opportunities for organic growth and market share expansion by:

◦	Allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and

◦	Leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.

•
Exploring Tuck-in Acquisitions: After reducing financial leverage, deploy a stronger balance sheet to acquire smaller, complimentary businesses that, through the help of our Centers of Excellence, we can take to the next level in terms of sales and profitability.

The first phase of our strategic transformation plan focused on stabilizing our business and building a strong foundation for the future by improving profitability, enhancing operational efficiency, and reducing financial leverage though enhanced cash-flow generation and the divestiture of non-core businesses. Vista Outdoor has made significant progress to date toward these goals by making key leadership changes, investing in digital and e-commerce platforms, addressing the Company’s cost structure and strengthening the Company’s balance sheet. Learnings from the last two years have been incorporated into the Company’s forward-looking plans to continue to improve both financial and operational performance and accelerate value creation.

Beginning in fiscal year 2021, we intend to build on the capabilities developed during the first two years of our transformation, with an additional emphasis going forward on driving long-term, profitable organic sales growth. Vista Outdoor has plans in place under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and improved cash generation, solidifying the Company’s position as the outdoor sports and recreation market leader.

Customers and Marketing

Our primary customers are retailers and distributors who serve outdoor enthusiasts, hunters, recreational shooters and athletes, as well as law enforcement and military professionals. Sales to our top ten customers accounted for approximately 40% of our consolidated net sales in fiscal 2020. In fiscal 2020, U.S. customers represented approximately 83% of our sales and foreign customers represented approximately 17% of our sales. Of our fiscal 2020 sales, approximately 15% was to law enforcement and military professionals. See Note 19, Operating Segment Information, to the consolidated financial statements included in this Annual Report for further information regarding our customers and geographic information regarding our sales.

We believe the outdoor recreation and shooting sports industries are led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We use paid, earned, shared, and owned media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. We supplement this exposure with data-driven print and digital advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube influencers and Range365, a Vista Outdoor branded content site. Our goal is to strengthen our existing consumers' brand loyalty while at the same time reaching new users of our products.

E-commerce distribution channels, including our brands’ direct-to-consumer websites, represent an increasing portion of our sales across all of our brands. Through our shared E-commerce Center of Excellence, we deploy resources and expertise to all of our brands to help them accelerate the growth of their presence in these channels and respond to changes in consumer shopping behavior.

Quality Assurance

We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have customer call centers, which allow us to collect important customer data and feedback on our customer service to ensure that our customers and end consumers are satisfied with our products and customer service.

Employees

We employ approximately 4,400 people. We have no union-represented employees. We have had no strikes or work stoppages during the last five years. We believe that our employee relations generally are good.

Manufacturing and Supply

We operate 14 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico.

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

Competition

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, Osprey and Nalgene in the hydration systems market; Traeger, Pit Boss, Blackstone and Lodge in the outdoor cooking market; Schwinn, Bontrager, Smith, Specialized and Shoei in the bike and snow helmet and accessories markets; Garmin and Nikon in the golf electronics market; Remington Arms, Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market.

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

Intellectual Property

In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from our competitors. We rely on trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 915 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills make important contributions to our business. We are not aware of any facts which would negatively impact our continuing use of any of our tradenames, service marks, trademarks, or patents.

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

Some environmental laws, such as the U.S. federal Superfund law and similar state laws, can impose liability, without regard to fault, for the entire cost of the cleanup of contaminated sites on current or former site owners and operators or parties who sent wastes to such sites. We are conducting investigation and/or remediation activities at certain of our current or former sites where impacts from our historical operations have been identified. Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities at these sites, based on currently available information, we do not currently expect that these potential liabilities, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows. We could, however, incur substantial additional costs as a result of any additional obligations imposed or conditions identified at these or other sites in the future.

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

We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution, and sale of firearms, explosives, and ammunition. If we fail to comply with these rules and regulations, these agencies may limit our growth or business activities, or, in extreme cases, revoke our licenses to do business. Our business, as well as the business of all producers and marketers of ammunition, is also subject to numerous federal, state, local, and foreign laws, regulations and protocols. Applicable laws:

• require the licensing of all persons manufacturing, exporting, importing, or selling ammunition as a business;
• require labeling and tracking the acquisition and disposition certain types of ammunition, and certain related products;
• regulate the use and storage of gun powder or other energetic materials;
• regulate the interstate sale of certain ammunition;
• prohibit the interstate mail-order sale of ammunition;
• regulate our employment of personnel with certain criminal convictions; and
• restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.
In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of certain of our products including ammunition and night vision devices and related technical data, amongst other products. In many instances, we must obtain export authorizations for international shipments. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including preventing us from exporting our products, for failure to comply with applicable laws and regulations.

We are also regulated by the U.S. Department of Homeland Security, which regulates the out-bound and in-bound movement of certain of our products, as well as components, parts, and materials used in our manufacturing processes. The agency is authorized to detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. The agency also works closely with the Department of State and the Department of Commerce to protect of national security.
Corporate Information
Vista Outdoor was formed as a Delaware corporation on February 9, 2015, pursuant to the spin-off by Orbital ATK of its Sporting Group business to Orbital ATK stockholders. Vista Outdoor is headquartered in Anoka, Minnesota and has 14 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe.
Available Information
You can find reports on our company filed with the SEC free of charge on our internet site at www.vistaoutdoor.com under the "Investor Relations" heading. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.

Glossary and Acronyms

Bushnell: Refers to Bushnell Group Holdings, Inc.

ABL Revolving Credit Facility : Refers to the Vista Outdoor Inc. Asset-Based Revolving Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., Wells Fargo Bank, National Association, and the Lenders party thereto, as amended from time-to-time.

Junior Term Loan: Refers to the Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc. and GACP Finance Co., LLC.

New Credit Facilities: Collectively refers to the ABL Revolving Credit Facility, the Term Loan and the Junior Term Loan.

EBIT: Earnings (loss) before interest and income taxes

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

Spin-Off: Refers to Orbital ATK's completion of the spin-off of its Sporting Group into Vista Outdoor on February 9, 2015.

Term Loan: Refers to the Term Loan Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., Wells Fargo Bank, National Association, and the Lenders party thereto, as amended from time-to-time.

Vista Outdoor, the Company, we, our, and us: Refers to Vista Outdoor Inc. for disclosures relating to periods subsequent to February 9, 2015. For disclosures relating to periods prior to February 9, 2015, refers to the ATK Sporting Group.

ATF: Bureau of Alcohol, Tobacco, Firearms and Explosives

ITAR: International Traffic in Arms Regulations

PRP: Potentially responsible party

R&D: Research and development

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

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, revenues, financial condition and results of operations.
In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread globally. To date, this global pandemic has severely impacted levels of economic activity around the world. In response to this pandemic, governments and public health officials of many countries, states, cities and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes by imposing shelter-in-place orders. We cannot presently predict the scope and ultimate severity or duration of the coronavirus pandemic and related business shutdowns or disruptions to our business, but the coronavirus pandemic and the resulting economic and commercial shutdowns to date have negatively impacted our ability to conduct business in accordance with our plans. Disruptions to our business include restrictions on the ability of our sales and marketing personnel to travel, disruptions of our global supply chain, disruptions in manufacturing, and reduced demand and/or suspension of operations by our customers. A number of our retail customers have been forced to temporarily close their businesses, which has resulted in decreased orders for many of our products, which has negatively impacted our revenue.
Our business is particularly sensitive to reductions in discretionary consumer spending, and we cannot predict the degree to, or the time period over, which our business will be affected by the COVID-19 pandemic. There are numerous uncertainties associated with this outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the coronavirus’ impact will be seasonal, the duration of store closures, the impact on the U.S. and world economy, and various other uncertainties. Further, even after containment of the virus or after some or all of our retail customers are able to resume operations, any significant reduction in consumer willingness to visit retail stores, the levels of consumer discretionary spending, or employee willingness to return to work would result in a further loss of revenues and cash flows.
We expect COVID-19 will continue to negatively affect customer demand in our fiscal year 2021, and the duration of this negative impact is uncertain. While we expect some recovery in some markets in the second half of the year, the impact of COVID-19 on our sales could still be significant. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, travel restrictions, business and workforce disruptions, the timing of reopening the economic regions in which we and our customers do business and the effectiveness of actions taken to contain and treat the disease. In addition, a resurgence in the number of cases of COVID-19 in the geographies in which we and our customers operate could further negatively impact our business.

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.
We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, Osprey and Nalgene in the hydration systems market; Traeger, Pit Boss, Blackstone and Lodge in the outdoor cooking market; Schwinn, Bontrager, Smith, Specialized and Shoei in the bike and snow helmet and accessories markets; Garmin and Nikon in the golf electronics market; Remington Arms, Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market.

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Certain of our competitors may be more diversified than us or may have financial and marketing resources that are substantially greater than ours, which may allow them to invest more heavily in intellectual property, product development and advertising. Since many of our competitors also source their products from third-parties, our ability to obtain a cost advantage through sourcing is reduced.
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
Our revenues and results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to various factors, including, but not limited to:

•	market acceptance of our products and services;

•	general economic conditions;

•	the timing of large domestic and international orders;

•	cancellation of existing orders;

•	the outcome of any existing or future litigation;

•	adverse publicity surrounding our products, the safety of our products or the use of our products;

•	changes in our sales mix;

•	new product introduction costs;

•	complexity in our integrated supply chain;

•	increased raw material expenses;

•	changes in amount and/or timing of our operating expenses;

•
natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, in markets in which we, our customers, suppliers and manufacturers operate; and

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

•
changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic;

•	changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports;

•	weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and

•	the domestic political environment, including debate over the regulation of ammunition and related products.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, financial condition or results of operations. If we underestimate demand for our products, our manufacturing facilities or third-party suppliers may not be able to create products to meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We will need to fund our ongoing working capital, capital expenditures and financing requirements through cash flows from operations and new sources of financing. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, could make it more difficult and more expensive for us to obtain financing. We cannot be assured that we will have access to the capital markets or other credit markets on terms we find acceptable or at all.
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
The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten customers accounted for approximately 40% of our consolidated net sales in the fiscal year 2020. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.
Although we have long-established relationships with many of our retail customers, as is typical in the markets in which we compete, we do not have long-term purchase agreements with our customers. As such, we are dependent on individual purchase orders. As a result, these retail customers would be able to cancel their orders, change purchase quantities from forecast volumes, delay purchases, change other terms of our business relationship or cease to purchase our products entirely. Our customers’ purchasing activity may also be impacted by general economic conditions as well as natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic. For example, several large retail outdoor products retailers have recently closed many of their locations in response to the COVID-19 pandemic, which has resulted in reduced orders from those customers and negatively impacted sales revenue for several of our brands. A continuation of such store closures, or further closures after reopening because of a resurgence of the COVID-19 pandemic, would have an adverse affect on our future sales revenue.
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

We rely on an outside supplier for certain of our ammunition products.
We currently have agreements with a subsidiary of Northrop Grumman pursuant to which such subsidiary manufactures and supplies certain ammunition products from the Lake City Army Ammunition Plant in Independence, Missouri that have historically represented a significant portion of our ammunition sales. That agreement expires on September 30, 2020. Beginning on October 1, 2020, management and control of the Lake City Army Ammunition Plant will transition to Olin Corporation’s Winchester business, which is a competitor of our ammunition business. After expiration of our current agreement with Northrop Grumman, we may not be able to purchase Lake City Army Ammunition Plant products from Winchester on favorable terms or at all, and we may not be able to purchase ammunition products to replace the products we currently purchase from the Lake City Army Ammunition Plant from another supplier. If we fail to maintain an adequate supply of such ammunition products, our business, financial condition or results of operations could be adversely affected.

Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third-party suppliers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. For example, the closure of certain of our suppliers' manufacturing operations in Asia in response to the COVID-19 pandemic temporarily impacted the availability of new products for certain of our brands in the fourth quarter of fiscal year 2020, which had a negative impact on our revenue. Future closures of our suppliers' manufacturing operations in response to the COVID-19 pandemic could have an adverse affect on our revenue in future periods.
Our inability to obtain sufficient quantities of components, parts, raw materials and other supplies from independent sources necessary for the production of our products could also result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our results of operations. Many of the components, parts, raw materials and other supplies used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with some of these suppliers. As a result, we could be subject to increased costs, supply interruptions or orders and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could have an adverse effect on our business, financial condition or results of operations.
Quality issues experienced by third-party suppliers could also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

We face risks relating to our international business that could adversely affect our business, financial condition or results of operations.
Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with our doing business internationally, including:

•	issues related to managing international operations;

•	potentially adverse tax developments;

•	lack of sufficient protection for intellectual property in some countries;

•	currency exchange;

•	import and export controls;

•	social, political, and economic instability in the countries in which we operate;

•	changes in economic conditions;

•	the occurrence of natural disasters, public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, in countries in which we operate;

•	local laws and regulations, including those governing labor, product safety and environmental protection;

•	changes to international treaties and regulations; and

•	limitations on our ability to efficiently repatriate cash from our foreign operations.
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
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the FCPA, or the laws and regulations of other countries, such as the UK Bribery Act. We maintain a policy, Code of Business Ethics, prohibiting such business practices. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance and our reputation.
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
Because many of the products we sell are used for seasonal outdoor sporting activities, our results of operations may be significantly impacted by unseasonable weather conditions. For example, our winter sport accessories sales are dependent on cold winter weather and snowfall, and can be negatively impacted by unseasonably warm or dry weather. Conversely, sales of our spring products and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather. Accordingly, our sales results and financial condition will typically suffer when weather patterns do not conform to seasonal norms. We expect that sales of our spring and summer products for fiscal 2021 may also be adversely affected by the “stay at home” orders implemented by many state governments in connection with the COVID-19 pandemic.
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
Our efforts to introduce new products into the marketplace may not be successful, and any new products that we introduce may not result in customer or market acceptance. We both develop and source new products that we believe will match customer preferences. The development of new products is a lengthy and costly process and may not result in the development of a successful product. In addition, the sourcing of our products is dependent, in part, on our relationships with our third-party suppliers. If we are unable to maintain these relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. Failure to develop or source and introduce new products that consumers want to buy could decrease our sales, operating margins and market share and could adversely affect our business, financial condition or results of operations.
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

Some of our products contain licensed, third-party technology that provides important product functionality and features. The loss or inability to obtain and maintain any such licenses could have a material adverse effect on our business.
Our products may contain technology licensed from third-parties that provides important product functionality and features. We cannot assure you that we will have continued access to this technology. For example, if the licensing company ceases to exist, either from bankruptcy, dissolution or purchase by a competitor, we may lose access to important third-party technology and may not be able to obtain replacement technology on favorable terms or at all. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact our future access to the technology. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and features of our products, and adversely affect our business, financial condition or results of operations.

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
Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our products and component parts from third-party suppliers and may not be able to detect defects in such products or component parts until after they are sold. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, financial condition or results of operations.
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
Like other global manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state and international laws, rules and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace safety, the environment, the import and export of products, and tax. See Item 1 “Business-Regulatory Matters” of this Annual Report for a description of the various laws and regulations our business is subject to. Our failure to comply with applicable federal, state and local laws and regulations may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.

Changes in government policies and firearms and ammunition legislation could adversely affect our financial results.
The sale, purchase, ownership and use of firearms and ammunition are subject to numerous and varied federal, state and local governmental regulations. Sales of our ammunition products are heavily correlated with sales of firearms, and legislation restricting the sale or use of firearms could negatively affect sales of our ammunition products. Federal laws governing firearms and ammunition include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale and possession of firearms and ammunition. We hold all necessary licenses to legally sell ammunition in the United States.
In recent years, federal and state legislatures have increased their attention on the regulation of firearms and ammunition. The bills proposed to date are extremely varied. If enacted, such legislation could effectively ban or severely limit sale of certain categories of firearms, which would negatively impact sales of our related ammunition products. We cannot be assured that the regulation of our business activities will not become more restrictive in the future and that any such restrictions will not have a material adverse effect on our business.

If our efforts to protect the security of personal information about our customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cybersecurity breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation and our reputation could suffer.
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
Furthermore, if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, in fiscal years 2020 and 2019 we recorded impairment charges to the goodwill and identifiable indefinite-lived intangible assets associated with the Outdoor Recreation reporting unit, and in fiscal year 2019 we recorded impairment charges to the goodwill and identifiable indefinite-lived intangible assets associated with the Hunting and Shooting Accessories, and Action Sports reporting units.
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
There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or our brands may be posted on social media platforms at any time and may have an adverse impact on our reputation, business, or relationships with third-parties, including suppliers, customers, investors, and lenders. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy or context. The harm may be immediate without affording us an opportunity for redress or correction.
Social media platforms also provide users with access to such a broad audience that collective action, such as boycotts, can be more easily organized. Such actions could have an adverse effect on our business, financial condition, results of operations and or cash flows.
Further, we serve the outdoor sports and recreation markets through a diverse portfolio of nearly 40 brands that appeal to a broad range of end consumers. The perspectives of the broad range of consumers we serve are varied and can cause conflict across brands.

We may incur substantial litigation costs to protect our intellectual property, and if we are unable to protect our intellectual property, we may lose our competitive advantage. We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
Our future success depends in part upon our ability to protect our intellectual property. Our protective measures, including patents, trademarks, copyrights, trade secret protection and internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our failure to stop the misuse by others of our trademarks and service marks may lead to our loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our patents may be held invalid upon challenge, or others may claim rights in, or ownership of, our patents. Moreover, we may become subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming and could result in a material adverse effect on our business and financial position.
Also, any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management's attention from our business. If our products were found to infringe a third-party's proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to continue to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. Rights holders may demand payment for past infringements or force us to accept costly license terms or discontinue use of protected technology or works of authorship.
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

Shortages of, and price increases for, labor, components, parts and other supplies, as well as commodities used in the manufacture and distribution of our products, may delay or reduce our sales and increase our costs, thereby harming our results of operations.
We manufacture a significant portion of our products at plants that we own, including ammunition products. Shortages of, and cost increases for, labor and other inputs to the manufacturing process could delay or reduce our sales and reduce our gross margins and thereby have an adverse effect on our financial condition and results of operations.
Although we manufacture many of the components for our products, we purchase from third-parties finished goods, important components, and parts. The costs of these components and parts are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control, including natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic. We also use numerous commodity materials in producing and testing our products, including copper, lead, plastics, steel, wood, and zinc. Commodity prices could increase, and any such increase in commodity prices may harm our results of operations.
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
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, public health crisis (such as the global COVID-19 pandemic), cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our results of operations.
In addition, damage or disruption to our manufacturing and distribution capabilities or those of our suppliers because of a major earthquake, weather event, public health crisis, cyber-attack, terrorist attack or other catastrophic event could impair our ability or our suppliers' ability to manufacture or sell our products. If we do not take steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, such events could have a material adverse effect on our business, financial condition or results of operations, as well as require additional resources to restore our supply chain.
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
Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions, including as a result of the COVID-19 pandemic, that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect our results of operations.
In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Our risk of uncollectable receivables and order cancellations has recently been elevated as a result of retail store closures in many locations in response to the COVID-19 pandemic, which has adversely affected many of our customers. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows. In times of uncertain market conditions there is also increased risk of inventories which cannot be liquidated in an efficient manner and may result in excess levels of inventory remaining with the Company.

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
The Tax Cuts and Jobs Act (the “2017 Tax Act”) was passed into law in December 2017 which fundamentally changed federal tax law and has had a considerable impact on our income taxes.  Future guidance could alter our current understanding of the law and could have a material adverse effect on our business, results of operations and liquidity.

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
A significant portion of our indebtedness consists of revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $67 million of variable-rate indebtedness (which was the amount of out indebtedness outstanding as of April 1, 2020, considering our interest rate swaps), a change of 1/8 of one percent in interest rates would result in a $0.2 million change in annual estimated interest expense. Even if we enter into additional interest rate swaps in the future in order to further reduce future interest rate volatility, we may not fully mitigate our interest rate risk.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.
During the fiscal year ended March 31, 2020, approximately 17% of our revenue was generated from sales outside the United States. Revenues from foreign operations (and the related expense) is often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.

If the Spin-Off is found to be taxable under the Internal Revenue Code we may be obligated to indemnify Orbital ATK.
Under the Tax Matters Agreement entered into by Orbital ATK and Vista Outdoor, we were prohibited from taking actions that could reasonably be expected to cause the Spin-Off to be taxable or to jeopardize the conclusions of the opinions of counsel received by Orbital ATK. We have not taken any such actions during the period specified in the Tax Matters Agreement, but if the Spin-Off does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the "Code"), then we may become subject to litigation regarding whether we are obligated to indemnify Orbital ATK under the Tax Matters Agreement.

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
In addition, although our Board of Directors is transitioning to a declassified board, the transition will not be complete until our 2021 annual meeting of stockholders. Until such time, certain of our directors will continue to serve terms longer than one year. This could have the effect of making the replacement of incumbent directors more time-consuming and difficult.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities—As of March 31, 2020, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities. All our facilities are leased unless noted otherwise below.
As of March 31, 2020, our segments had significant operations at the following locations, which include office, manufacturing, and distribution facilities:

Shooting Sports	*Lewiston, ID, *Anoka, MN, Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR; *Oroville, CA;
Outdoor Products	Petaluma, CA; San Diego, CA; Scotts Valley, CA; Rantoul, IL; Hyde Park, UT
Corporate	Anoka, MN
* denoted owned properties
Our properties are well maintained and in good operating condition and are sufficient to meet our near-term operating requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.

Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites.
As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, based on currently available information, we do not currently expect that these potential liabilities, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
The description of certain of these environmental matters is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading, Contingencies, and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Vista Outdoor's common stock is listed and traded on the New York Stock Exchange under the symbol "VSTO".
The number of holders of record of Vista Outdoor's common stock as of May 26, 2020 was 3,304.
Equity Compensation Plan Information
See Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated by reference herein for information regarding our equity compensation plans.
Recent Sales of Unregistered Securities
None
Issuer Repurchases of Equity Securities
None.
Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2020 fiscal year end, the cumulative total return for Vista Outdoor common stock with the comparable cumulative total return of two indexes:

•	Standard & Poor's Composite 500 Index, a broad equity market index;

•	Standard & Poor's Small-Cap 600 Index, an equity market index for entities with similar capitalization levels.

The Standard & Poor's Small-Cap 600 Index was chosen because there is not currently a published industry index that we believe would offer a meaningful comparison.

Vista Outdoor common stock began “regular-way” trading in connection with the Spin-Off on February 10, 2015. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph assumes that on January 29, 2015, $100 was invested in Vista Outdoor common stock (at the closing price on that trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested.

ITEM 6.    SELECTED FINANCIAL DATA

	Years ended March 31,
(Amounts in thousands except per share data)	2020	2019	2018	2017	2016
Results of Operations
Sales, net	$1,755,871	$2,058,528	$2,308,463	$2,546,892	$2,270,734
Cost of sales	1,397,105	1,642,840	1,787,501	1,877,706	1,651,289
Gross profit	358,766	415,688	520,962	669,186	619,445
Operating expenses:
Research and development	22,998	27,742	29,663	32,769	12,512
Selling, general, and administrative	302,554	377,049	423,430	424,269	344,175
Acquisition claim settlement gain, net (1)	—	—	—	(30,027)	—
Impairment of goodwill and intangibles (2)	155,588	456,023	152,444	449,199	—
Impairment of held-for-sale goodwill (3)	—	80,604	—	—	—
Impairment of held-for-sale assets (4)	9,429	84,555	—	—	—
Earnings (loss) before interest, income taxes, and other	(131,803)	(610,285)	(84,575)	(207,024)	262,758
Other expense	(433)	(6,796)	—	—	—
Earnings (loss) before interest and income taxes	(132,236)	(617,081)	(84,575)	(207,024)	262,758
Interest expense, net	(38,791)	(57,191)	(49,214)	(43,670)	(24,351)
Earnings (loss) before income taxes	(171,027)	(674,272)	(133,789)	(250,694)	238,407
Income tax provision (benefit)	(15,948)	(25,829)	(73,557)	23,760	91,370
Net income (loss)	$(155,079)	$(648,443)	$(60,232)	$(274,454)	$147,037
Earnings (loss) per common share:
Basic and diluted	$(2.68)	$(11.27)	$(1.05)	$(4.66)	$2.36
	Years ended March 31,
(Amounts in thousands except per share data)	2020 (5)(6)(8)	2019(7)	2018	2017	2016
Balance Sheet Data:
Net current assets	$462,310	$622,265	$713,472	$763,458	$680,763
Net property, plant, and equipment	184,733	215,592	277,207	272,346	203,485
Total assets	1,391,289	1,738,023	2,614,836	2,976,747	2,942,634
Total liabilities	948,784	1,128,983	1,397,346	1,731,682	1,282,467
Long-term debt (including current portion)	511,806	704,005	915,399	1,121,252	670,287
Total stockholders' equity	442,505	609,040	1,217,490	1,245,065	1,660,167
Other Data
Depreciation and amortization of intangible assets	$67,858	$77,503	$89,759	$93,779	$72,614
Capital expenditures (9)	23,768	42,242	66,627	90,665	41,526
Operating margin (10)	(7.5)%	(30.0)%	(3.7)%	(8.1)%	11.6%
_________________________________________________

(1)
In fiscal 2017, we finalized a settlement of claims that we brought against the previous owner of Bushnell Holdings and third-party insurance providers relating to certain disputes arising under the purchase agreement with respect to the acquisition.

(2)
In fiscal 2020, 2019, 2018, and 2017, we recorded impairment charges of $155.6 million, $456.0 million, $152.4 million, and $449.2 million, respectively, for reporting units in our historical Outdoor Products segment See Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included in this Annual Report for further detail.

(3)	In fiscal 2019, we recognized an impairment of $80.6 million on held for sale goodwill related to our firearms reporting unit within the historical Shooting Sports segment.

(4)
In fiscal 2020 and 2019, we recognized an impairment on held for sale assets of $9.4 million and $39.6 million related to our firearms reporting unit. In fiscal 2019, we recognized an impairment on held for sale assets of $44.9 million related to the loss on the sale of our Eyewear brands.

(5)
In fiscal 2020, we adopted ASU No. 2016-02, "Leases (Topic 842)" ("Topic 842") which requires all lessees to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months. As of March 31, 2020, the consolidated balance sheet includes a right-of-use asset of $69.0 million and leases liabilities of $84.5 million. For further discussion, see Note 3, Leases, in the consolidated financial statements included in this Annual Report.

(6)
On July 5, 2019, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business. The fiscal 2019 balance sheet included assets held for sale of $207.6 million and liabilities held for sale of $46.0 million related to this business. See Note 7, Divestitures, the consolidated financial statements included in this Annual Report.

(7)
On August 31, 2018, we completed the sale of our Eyewear brands. The fiscal 2018 balance sheet included assets held for sale of $200.4 million and liabilities held for sale of $42.2 million related to this business. See Note 7, Divestitures, in the consolidated financial statements included in this Annual Report.

(8)
During fiscal 2020, the Term Loan and the Junior Term Loan were paid in full, using proceeds from the sale of our Firearms business, cash generated from operations and advances from our ABL Revolving Credit Facility. The fiscal 2019 balance sheet includes $144.5 million of long-term debt that was paid during fiscal 2020. See Note 13, Long-term Debt, in the consolidated financial statements included in this Annual Report.

(9)	Capital expenditures are shown net of capital expenditures included in accounts payable and financed through operating leases.

(10)	Represents EBIT expressed as a percentage of sales.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Part II, Item 6, "Selected Financial Data" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report. This section and other sections of this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors" included in this Annual Report.
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Executive Summary
Business Overview
We serve the outdoor sports and recreation markets through a diverse portfolio of nearly 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protective equipment for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumers.

Organizational Structure

We conduct our operations through two operating segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of March 31, 2020, Vista Outdoor's two segments were Outdoor Products and Shooting Sports:

•
Shooting Sports generated approximately 68% of our sales in fiscal 2020. Shooting Sports is comprised of ammunition and hunting shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, and decoys, and optics products such as binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products and tactical products such as holsters, duty gear, bags and packs. Our Firearms business was divested early in the second quarter ending September 29, 2019.

•
Outdoor Products, which generated approximately 32% of our sales in fiscal 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles. Our Eyewear brands were divested during the second quarter of fiscal year 2019.

Business Strategy

In fiscal year 2019, Vista Outdoor embarked on its multi-year strategic transformation plan to reposition the Company to be the leading designer, manufacturer, and marketer of consumer products in the outdoor sports and recreation markets. The primary goal of the transformation plan is to drive profitable growth by delivering innovative products and industry leading customer and online customer experiences. Cost savings are re-invested into improvements needed in capabilities, systems, innovation and growth opportunities. Vista Outdoor believes this plan will enable the Company to deliver long-term sustainable and profitable growth and create value for shareholders.

To achieve its multi-year strategic transformation goals, the Company is relentlessly focused on the following five strategic pillars, which define key priorities and investment focus areas:

•	Optimize our Organizational Structure: Investing in talent while reducing costs and building a culture of agility, efficiency, and innovation.

•	Create Leading Centers of Excellence in Operational Excellence and E-Commerce: Leveraging our shared resources, expertise and scale to:

◦	achieve operational excellence and improve margins across each of our brands; and

◦	accelerate and enhance e-commerce, direct-to-consumer and digital marketing capabilities across all of our brands.

•
Reducing Financial Leverage: Strengthening the Company’s balance sheet, improving financial flexibility, and paying down debt though enhanced cash-flow generation and the divestiture of non-core businesses.

•	Returning to Organic Growth: Identifying and capturing opportunities for organic growth and market share expansion by:

◦	Allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and

◦	Leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.

•
Exploring Tuck-in Acquisitions: After reducing financial leverage, deploy a stronger balance sheet to acquire smaller, complimentary businesses that, through the help of our Centers of Excellence, we can take to the next level in terms of sales and profitability.

The first phase of our strategic transformation plan focused on stabilizing our business and building a strong foundation for the future by improving profitability, enhancing operational efficiency, and reducing financial leverage though enhanced cash-flow generation and the divestiture of non-core businesses. Vista Outdoor has made significant progress to date toward these goals by making key leadership changes, investing in digital and e-commerce platforms, addressing the Company’s cost structure and strengthening the Company’s balance sheet. Learnings from the last two years have been incorporated into the Company’s forward-looking plans to continue to improve both financial and operational performance and accelerate value creation.

Beginning in fiscal year 2021, we intend to build on the capabilities developed during the first two years of our transformation, with an additional emphasis going forward on driving long-term, profitable organic sales growth. Vista Outdoor has plans in place under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and improved cash generation, solidifying the Company’s position as the outdoor sports and recreation market leader.
Financial Highlights and Notable Events
Fiscal 2020

•
Annual sales were $1,755,871 and $2,058,528 for the fiscal years ended March 31, 2020 and 2019, respectively. The decrease was driven by lower Shooting Sports sales of $220,908 due to the sale of our Firearms business in July 2019, lower demand for centerfire ammunition in the first half of the year, lower demand for hunting and shooting accessories throughout the year and for the additional reasons described in the Results of Operations section. Outdoor Products sales decreased $81,749 due to the sale of our Eyewear brands in September 2018, lower demand for some of our product lines throughout the year, and for the additional reasons described in the Results of Operations section.

•
Gross profit was $358,766 and $415,688 for the fiscal years ended March 31, 2020 and 2019, respectively. The decrease in gross profit was primarily caused by the decreases in sales volumes discussed above as well as increased promotional activity. The decreases were partially offset by increases in operating efficiencies, lower commodity prices and the quality and mix of sales.

•
EBIT totaled $(132,236) and $(617,081) for the fiscal years ended March 31, 2020 and 2019, respectively. The decrease in loss is primarily due the reasons described above regarding sales and gross profit, and because of a decrease in goodwill and intangibles impairment, as well as impairments of held-for-sale assets, and for the reasons described in the Results of Operations section.

•
The increase in the current year tax rate to 9.3% from 3.8% in the prior year ended March 31, 2019 is primarily due to the release of uncertain tax positions in the current period and the impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

•
During the quarter ended March 31, 2020, Vista Outdoor recorded a $155.6 million impairment of goodwill and identifiable indefinite-lived intangible assets related to our Hunting and Shooting Accessories, Action Sports, Hydration and historical Outdoor Recreation reporting units.

•
On July 5, 2019, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business, which was part of our historic Shooting Sports segment and comprised our Firearms reporting unit, for a total purchase price of $170,000. Prior to the sale we recorded impairment on assets held for sale of $9.4 million and $39.6 million during the fiscal years ended March 31, 2020 and 2019, respectively, and $80.6 million of impairment of held-for-sale goodwill during the fiscal year ended March 31, 2019. This divestiture was part of our transformation strategy to right-size our portfolio to focus on brands where we are, or can be, market leaders. The net proceeds were used to reduce our outstanding debt.

Outlook
Shooting Sports Industry

Hunting and shooting-sports related products currently represent a majority of our sales. We design, source, manufacture, and sell ammunition and hunting and shooting related optics and accessories through our Federal, CCI, Speer, Bushnell and Primos brands, among others. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product.

Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by participation rates and the political environment. The market for shooting sports products softened dramatically following the 2016 United States presidential election, but began to recover in the fourth quarter of our fiscal year 2020. The extent and duration of this increase in demand for hunting and shooting-sports related products is uncertain. We expect that during our fiscal year 2021 demand for hunting and shooting-sports related products will be influenced by, among other things, the 2020 United States presidential election cycle and the impact of the ongoing COVID-19 pandemic on general economic and retail conditions, including store closures.

We believe that long-term trends support our expectation of increasing demand for hunting and shooting-sports related products. Participation rates have remained strong and we expect them to increase during the global recovery from the COVID-19 pandemic as consumers look to local outdoor activities as a substitute for travel and other competing pursuits. We believe we are well-positioned to succeed and capitalize on this long-term demand given our scale and global operating platform, which we believe is particularly difficult to replicate in the highly regulated and capital-intensive ammunition manufacturing sector.

Outdoor Recreation Industry

The outdoor recreation industry represents a large and growing focus area of our business. We design, source, manufacture, and sell outdoor recreation products through our Bell, Giro, CamelBak, Camp Chef and Bushnell Golf brands, among others. These brands operate in highly competitive and global markets serving cycling, snow sports, hiking, camping, outdoor cooking and golf enthusiasts.

During fiscal year 2020, our Outdoor Products brands experienced a challenging retail environment driven by a variety of factors, including the ongoing shift in consumer preferences to utilize online platforms, as well as other market pressures. Many of our brands have been able to respond and capitalize on the shift in consumer preferences to utilize on-line shopping platforms, including our brands’ direct-to-consumer websites, but in some cases the shift away from traditional retail channels has resulted in a net decrease in sales. In our fiscal year 2021, we expect that the impact of the ongoing COVID-19 pandemic on general economic and retail conditions, including store closures, will continue to adversely affect the sales of the brands in our Outdoor Products segment.

We believe that long-term trends support our expectation of increasing demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. Participation rates have remained strong and we expect them to increase during the global recovery from the COVID-19 pandemic as consumers look to local outdoor activities as a substitute for travel and other competing pursuits. Our Outdoor Products brands hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and other digital marketing. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, our brands are also well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize on-line channels.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We review our estimates on an ongoing basis to ensure the estimates appropriately reflect changes in our business and the most recent information available.

We believe the critical accounting policies discussed below affect our most significant estimates and judgments used in the preparation of our consolidated financial statements. For a complete discussion of all our significant accounting policies, see Note 1, Significant Accounting Policies, to the consolidated financial statements included in this Annual Report.

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

Inventories

Our inventories are valued at the lower of cost or net realizable value. We evaluate the quantities of inventory held against past and future demand and market conditions to determine excess or slow-moving inventory. For each product category, we estimate the market value of the inventory comprising that category based on current and projected selling prices. If the projected market value is less than cost, we provide an allowance to reflect the lower value of the inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The projected market value of the inventory may decrease due to consumer preferences, legislative changes, or loss of key contracts among other events.

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

Accounting for goodwill and indefinite-lived intangibles:

Goodwill—We test goodwill for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we had five reporting units, as of the fiscal 2020 testing date.

During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step one assessment as of January 1, 2020, and recognized goodwill impairment charges of $121,329. See Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included in this Annual Report for further discussion and details.

To assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the excess. The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted equally against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.

In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our plan, as reviewed by the Board of Directors, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

Indefinite Lived Intangible Assets—Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired.

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

This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and the asset would be recorded at the estimated fair value. Due to the results of our annual step one test, we recognized impairment charges related to our indefinite lived intangibles of $34,259. See Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included in this Annual Report for discussion and details.

Our assumptions used to develop the discounted cash flow analysis require us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or tradenames could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and tradenames for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or tradenames as appropriate.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our consolidated balances sheets at the lower of cost or fair value, less costs to sell.  We assess all businesses and assets held for sale each reporting period it remains classified as held for sale to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. The remeasurement of assets and liabilities held for sale is classified as a Level 3 fair value assessment as described in Note 2, Fair Value of Financial Instruments. During fiscal year 2020, we recorded impairment charges on held for sale assets of $9,429 related to our Firearms business that was sold during the second quarter of fiscal year 2020.

New Accounting Pronouncements
See Note 1, Significant Accounting Policies, to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report for discussion of new accounting pronouncements.

Results of Operations
At March 31, 2019, we had two operating and reportable segments. At the end of the fourth quarter of fiscal 2020, we realigned our internal reporting structure and modified our operating segment structure to provide investors with improved disclosure that is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Based on these changes, management concluded that we had six operating segments, which have been aggregated into two new reportable segments, Shooting Sports and Outdoor Products.
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments.  Outdoor Products is comprised of our Action Sports, Outdoor Cooking, Hydration and Golf operating segments. The operating segments comprising the Company’s respective new reportable segments share numerous commonalities, including similar core consumers, distribution channels and supply chains.
The CODM evaluates the performance of our reportable segments based on sales, gross profit and EBIT, which is defined as earnings (loss) before interest and income taxes. Certain corporate-related costs are not allocated to the reporting segments, and other non-recurring costs are not allocated to the reporting segments in order to present comparable results from period to period. These costs include impairment charges, business transformation fees and restructuring related-costs, merger and acquisition costs, and other non-recurring items.
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our consolidated financial statements included in this Annual Report.
Fiscal 2020 Compared to Fiscal 2019
The Company’s net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,
Net Sales:	2020	2019 (1)	$ Change	% Change
Shooting Sports	$1,189,336	$1,410,244	$(220,908)	(15.7)%
Outdoor Products	566,535	648,284	(81,749)	(12.6)%
Total	$1,755,871	$2,058,528	$(302,657)	(14.7)%
(1) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Shooting Sports—The decrease in sales was primarily due to the sale of our Firearms business in July 2019 and lower demand in the market for firearms, which together accounted for approximately $160,000 of the decrease. In addition there were significant decreases in centerfire ammunition international contracts, while the hunting and shooting business was impacted by lower demand as well as by increased tariffs and by store closures resulting from the COVID-19 pandemic.

Additional decreases were due to continued weak demand in the rimfire market during the first three quarters of the year, which were partially offset by increased sales in our tactical products.
Outdoor Products—The decrease in sales was primarily due to the sale of our Eyewear brands in September 2018, which accounted for approximately $52,000 of the decrease. Additional decreases were caused by reduced demand for some products in our other businesses as a result of increased tariffs, store closures and limited inventory provided by vendors resulting from the COVID-19 pandemic.

	Years ended March 31,
Gross Profit:	2020	2019 (1)	$ Change	% Change
Shooting Sports	$210,866	$251,385	$(40,519)	(16.1)%
Outdoor Products	149,420	180,275	(30,855)	(17.1)%
Corporate and Other	(1,520)	(15,972)	14,452	(90.5)%
Total	$358,766	$415,688	$(56,922)	(13.7)%
Shooting Sports—The decrease in gross profit was primarily due to the sale of our Firearms business and lower demand in the market for firearms, which together accounted for approximately $42,000 of the decrease. Excluding our Firearms business gross profit was up $1,520 as a result of increases in operating efficiencies and favorable commodity prices, the quality and mix of sales and increased sales volume in our tactical business.
Outdoor Products—The decrease in gross profit was caused primarily by the sale of our Eyewear brands, which accounted for approximately $22,000 of the decrease, as well as lower sales volumes as described above, and tariff cost impacts. These decreases were partially offset with savings driven by operating efficiencies and sales mix.
Corporate and Other—The increase in corporate gross profit was due to lower business transformation consulting costs.

	Years ended March 31,
EBIT:	2020	2019 (1)	$ Change	% Change
Shooting Sports	$80,028	$90,654	$(10,626)	(11.7)%
Outdoor Products	29,998	34,982	(4,984)	(14.2)%
Corporate and Other	(242,262)	(742,717)	500,455	(67.4)%
Total	$(132,236)	$(617,081)	$484,845	(78.6)%

EBIT improved by $484,845 primarily driven by lower impairments of goodwill, intangibles and held for sale assets in the current year described in more detail below, which was partially offset by contributions in the prior year of divested entities described in more detail above.

Shooting Sports—Operating expenses for the Shooting Sports segment decreased by $29,893 from fiscal 2019 levels.  The decrease was due primarily to the sale of our Firearms business which was approximately $21,000 and savings from restructuring activities.

Outdoor Products—Outdoor Products operating expenses decreased by $25,871 from the prior year due primarily due to the sale of our Eyewear brands which accounted for approximately $16,000 of the decrease. Additional decreases were due to savings from reduced marketing costs and restructuring activities.

Corporate and Other—Corporate and other operating expenses improved by $486,003 primarily driven by lower impairments of goodwill, intangibles and held for sale assets, reduced transformation costs, reduced transaction costs and reduced loss on divested entities in the current year. The primary reason was a decrease in impairment charges related to goodwill, held for sale assets and intangibles of $456,165. Goodwill and intangible impairment expense of $155,588 was recorded in fiscal year 2020 related to the historical Outdoor Products reportable segment and $9,429 related to held for sale asset impairment in the historical Shooting Sports segment. In the prior year $500,944 was recorded for goodwill, intangibles and held for sale asset impairment in our historical Outdoor Products reportable segment and $120,238 related to held for sale asset impairment in the historical Shooting Sports segment. There were also reductions related to selling, general and administrative expense, driven by lower business transformation costs in the current year and savings from restructuring activities of approximately $20,000. Additionally, lower transaction costs related to the sale of our Eyewear brands and Firearms business incurred in the prior year of approximately $10,000. The decrease in other income (expense) was related to a decrease in the loss on sale of our Eyewear brands and CTA related expenses in the prior year as compared to the loss on sale of our Firearm business this fiscal year.
The Company’s net interest expense and income tax provision are presented below on a consolidated basis (dollars in thousands):
Net Interest Expense

	Years ended March 31,
	2020	2019	$ Change	% Change
Interest expense, net	$38,791	$57,191	$(18,400)	(32.2)%
The decrease in interest expense was due to a lower average interest rate in the current period and decrease in our average debt balance. Additionally, debt issuance cost writeoffs decreased.
Income Tax Provision

	Years ended March 31,
	2020	Effective Rate	2019	Effective Rate	Change
Income tax provision (benefit)	$(15,948)	9.3%	$(25,829)	3.8%	$9,881
The increase in the current period tax rate is primarily due to the release of uncertain tax positions in the current period and the impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act resulted in a tax rate benefit for the carryback of our NOLs due to the net operating loss (NOL) carryback provisions.
In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to be in a cumulative loss position for the three-year period ending March 31, 2020. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have increased the valuation allowance by $36,162 during the current year for a total valuation allowance of $72,065 at March 31, 2020.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal 2020 of 9.3% differs from the federal statutory rate of 21% primarily due to the impact of the nondeductible goodwill impairment charge and the increase in valuation allowance offset by the release of uncertain tax positions.
The effective tax rate for fiscal 2019 of 3.8% differs from the federal statutory rate of 21% primarily due to the impact of nondeductible goodwill impairment charge and the change in valuation allowance.

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

With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2013. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
As of March 31, 2020, and 2019, the total amount of unrecognized tax benefits was $30,159 and $34,118, respectively, of which $27,503 and $30,432, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that an $13,875 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,695. See Note 15, Income Taxes, to the consolidated financial statements included in this Annual Report for further details.
Fiscal 2019 Compared to Fiscal 2018
The Company’s net sales, gross profit and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,
Net Sales:	2019	2018(1)	$ Change	% Change
Shooting Sports	$1,410,244	$1,547,540	$(137,296)	(8.9)%
Outdoor Products	648,284	760,923	(112,639)	(14.8)%
Total	$2,058,528	$2,308,463	$(249,935)	(10.8)%
(1) We changed the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Shooting Sports—The decrease in net sales was driven primarily by lower demand in the market for rimfire and centerfire ammunition and by a decrease in international sales. In addition, our hunting and shooting business had lower sales as a result of lower demand and market softness.
Outdoor Products—The decrease in net sales was primarily due to lower sales from our Eyewear brands in the current fiscal year. In addition, our hydration, and action sports businesses had lower sales as a result of lower demand and market softness. These declines were partially offset by increased net sales in our outdoor cooking business.

	Years ended March 31,
Gross Profit:	2019	2018(1)	$ Change	% Change
Shooting Sports	$251,385	$295,721	$(44,336)	(15.0)%
Outdoor Products	180,275	225,769	(45,494)	(20.2)%
Corporate and Other	(15,972)	(528)	(15,444)	2,925.0%
Total	$415,688	$520,962	$(105,274)	(20.2)%
Shooting Sports—The decrease in gross profit was primarily due to unfavorable commodity costs, lower sales volume as discussed above, and lower pricing.
Outdoor Products—The decrease in gross profit was primarily due to the sale of our Eyewear brands business in the second quarter of the fiscal year and lower sales volume as discussed above.
Corporate and Other—The decrease in corporate gross profit was due to higher business transformation consulting costs.

	Years ended March 31,
EBIT:	2019	2018(1)	$ Change	% Change
Shooting Sports	$90,654	110,300	$(19,646)	(17.8)%
Outdoor Products	34,982	36,272	(1,290)	(3.6)%
Corporate and Other	(742,717)	(231,147)	(511,570)	221.3%
Total	$(617,081)	$(84,575)	$(532,506)	629.6%

EBIT decreased primarily as a result of higher impairments of goodwill, intangibles and held for sale assets in the current year described in more detail below and changes in business conditions described in more detail above.

Shooting Sports—Operating expenses for the Shooting Sports segment decreased by $24,690 from fiscal 2018 levels.  The decrease was due primarily to lower selling costs based on decreased sales as described above.

Outdoor Products—Outdoor Products operating expenses decreased by $44,204 from the prior year were due to lower selling costs, and a decrease in operating expenses associated with our Eyewear brands which was sold in the second quarter of fiscal 2019.

Corporate and Other—Corporate and other operating expenses increased by $496,126 primarily caused by higher impairments of goodwill, intangibles and held for sale assets, increased transformation costs, increased transaction costs and increased loss on divested entities in the current year. The primary reason for the increase was impairment charges related to goodwill, held for sale assets and intangibles increased by $468,738. Impairment expenses of $500,944 were recorded for goodwill, intangible and held for sale asset impairment in our historical Outdoor Products reportable segment and $120,238 related to held for sale asset impairment in the historical Shooting Sports segment during fiscal 2019, as compared to impairment charges of $152,444 related to the historical Outdoor Products reportable segment during fiscal 2018. Additional increases were driven by increased transformation fees and restructuring activities, and higher transaction costs related to the sale of our Eyewear brands and Firearms business. The increase in other expense was related to the loss on sale of our Eyewear brands and CTA related expenses.
Net Interest Expense

	Years ended March 31,
	2019	2018	$ Change	% Change
Interest expense	$57,191	$49,214	$7,977	16.2%
The increase in interest expense was due to the write-off of debt issuance costs and a higher average interest rate in the current period, partially offset by a decrease in our average debt balance.
Income Tax Provision

	Years ended March 31,
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended March 31, 2020 and 2019 are summarized as follows:

	2020	2019
Cash flows provided by operating activities	$76,745	$97,475
Cash flows provided by investing activities	133,076	112,718
Cash flows used for financing activities	(200,058)	(211,110)
Effect of foreign currency exchange rate fluctuations on cash	(323)	(18)
Net cash flows	$9,440	$(935)
Operating Activities
Net cash provided by operating activities decreased $20,730, primarily as a result of decreased gross profit and less favorable changes in net working capital balances, partially offset by a decrease in selling, general administrative costs. The change in net working capital was driven primarily by the timing of interest payments, income taxes payments and payables, partially offset by the collection of customer receivables.
Investing Activities
Net cash provided by investing activities increased $20,358, which was driven by a decrease in capital expenditures in the current fiscal year.

Financing Activities
Net cash used for financing activities decreased by $11,052. The improvements were primarily driven by reductions in both long-term debt payments and debt issuance costs, partially offset by a reduction in net advances from our line of credit, and a favorable settlement with our former parent in the prior year.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth and as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets as a result of the COVID-19 pandemic, or the Company's future financial condition and performance. Furthermore, because our ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions as a result of the COVID-19 pandemic that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the ABL Revolving Credit Facility.
The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off as required by the Tax Matters Agreement with Orbital ATK, as discussed further in Note 15, Income Taxes, to the consolidated financial statements included in this Annual Report, was settled on June 15, 2018. Orbital ATK paid us $13,047 to settle this matter, which was reflected as an adjustment to the distribution from us to Orbital ATK at the time of the Spin-off.
Long-Term Debt and Credit Agreements
As of March 31, 2020, we had actual total indebtedness of $517,256, which consisted of the following:

	March 31,
	2020	2019
Credit Agreements:
ABL Revolving Credit Facility	$167,256	$220,000
Term Loan	—	104,509
Junior Term Loan	—	40,000
Total principal amount of Credit Agreements	167,256	364,509
Junior Term Loan	—	40,000
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	517,256	714,509
Less: unamortized deferred financing costs	(5,450)	(10,504)
Carrying amount of long-term debt	511,806	704,005
Less: current portion	—	(19,335)
Carrying amount of long-term debt, excluding current portion	$511,806	$684,670
Our total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 54% as of March 31, 2020.
See Note 13, Long-term Debt, to the consolidated financial statements in Part II, Item 8 of this Annual Report for a detailed discussion of our borrowings.

Covenants
New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the New Credit Facilities contain covenants that, if Excess Availability under the ABL Revolving Credit Facility falls below $42,500, require us to (a) comply with certain heightened reporting and other requirements, and (b) maintain a FCCR of not less than 1.00:1.00. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of March 31, 2020, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Contractual Obligations and Commercial Commitments
The following tables summarize our contractual obligations and commercial commitments as of March 31, 2020:

		Payments due by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Contractual obligations:
Long-term debt	$517,256	$—	$—	$517,256	$—
Interest on debt (1)	99,177	22,260	52,194	24,723	—
Operating leases (2)	128,569	17,495	27,907	22,464	60,703
Purchase commitments	190,307	188,080	2,227	—	—
Pension plan contributions	58,435	6,642	14,866	17,542	19,385
Total contractual obligations	$993,744	$234,477	$97,194	$581,985	$80,088

		Commitment Expiration by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5
Other commercial commitments:
Letters of credit	$24,104	$24,104	$—	$—
________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at March 31, 2020.

(2)	Does not include future expected sublease income of $5,302.
The total liability for uncertain tax positions at March 31, 2020 was approximately $30,159 (see Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8, of this Annual Report), $0 of which could be paid within 12 months.

We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
Pension plan contributions are an estimate of the contributions we will make to the plans through fiscal 2027 to provide pension benefits for employees based on expected actuarial estimated funding requirements through fiscal 2027.
Contingencies
Litigation—From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not currently expect that these potential liabilities, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
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
See Note 16, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report for additional information.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart accounted for approximately 13%, 14%, and 13% of our total fiscal 2020, 2019, and 2018 sales, respectively. The percentage of Walmart segment sales to total segment sales is equal in both the Shooting Sports and Outdoor Products segments. No other single customer contributed 10% or more of our sales during those periods.
If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Shooting Sports Segment. See Note 4, Derivative Financial Instruments, to the consolidated financial statements included in this Annual Report for additional information.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. A significant portion of our indebtedness consists of revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $67 million of variable-rate indebtedness (which was the amount of out indebtedness outstanding as of April 1, 2020, considering our interest rate swaps), a change of 1/8 of one percent in interest rates would result in a $0.2 million change in annual estimated interest expense. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding these financial instruments is contained in Note 2, Fair Value of Financial Instruments, to the audited consolidated financial statements included in this Annual Report. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vista Outdoor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective April 1, 2019, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842), using the modified retrospective approach.
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
June 3, 2020

We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,375	$21,935
Net receivables	313,517	344,249
Net inventories	331,293	344,491
Income tax receivable	7,626	—
Assets held for sale	—	207,607
Other current assets	25,200	21,180
Total current assets	709,011	939,462
Net property, plant, and equipment	184,733	215,592
Operating lease assets	69,024	—
Goodwill	83,167	204,496
Net intangible assets	306,100	360,520
Deferred charges and other non-current assets	39,254	17,953
Total assets	$1,391,289	$1,738,023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$19,335
Accounts payable	89,996	99,283
Accrued compensation	38,806	36,456
Accrued income taxes	—	436
Federal excise, use, and other taxes	19,702	18,482
Liabilities held for sale	—	46,030
Other current liabilities	98,197	97,175
Total current liabilities	246,701	317,197
Long-term debt	511,806	684,670
Deferred income tax liabilities	12,810	17,757
Long-term operating lease liabilities	73,738	—
Accrued pension and postemployment benefits	60,225	46,083
Other long-term liabilities	43,504	63,276
Total liabilities	948,784	1,128,983
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—58,038,822 shares as of March 31, 2020 and 57,710,934 shares as of March 31, 2019	580	577
Additional paid-in-capital	1,744,096	1,752,419
Accumulated deficit	(960,048)	(804,969)
Accumulated other comprehensive loss	(100,994)	(82,967)
Common stock in treasury, at cost—5,925,617 shares held as of March 31, 2020 and 6,253,505 shares held as of March 31, 2019	(241,129)	(256,020)
Total stockholders' equity	442,505	609,040
Total liabilities and stockholders' equity	$1,391,289	$1,738,023
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
(Amounts in thousands except per share data)	2020	2019	2018
Sales, net	$1,755,871	$2,058,528	$2,308,463
Cost of sales	1,397,105	1,642,840	1,787,501
Gross profit	358,766	415,688	520,962
Operating expenses:
Research and development	22,998	27,742	29,663
Selling, general, and administrative	302,554	377,049	423,430
Impairment of Goodwill and intangibles (Note 11)	155,588	456,023	152,444
Impairment of held-for-sale goodwill (Note 11)	—	80,604	—
Impairment of held-for-sale assets (Notes 7)	9,429	84,555	—
Earnings (loss) before interest, income taxes, and other	(131,803)	(610,285)	(84,575)
Other expense (Note 7)	(433)	(6,796)	—
Earnings (loss) before interest and income taxes	(132,236)	(617,081)	(84,575)
Interest expense, net	(38,791)	(57,191)	(49,214)
Earnings (loss) before income taxes	(171,027)	(674,272)	(133,789)
Income tax provision (benefit)	(15,948)	(25,829)	(73,557)
Net income (loss)	$(155,079)	$(648,443)	$(60,232)
Earnings (loss) per common share:
Basic and diluted	$(2.68)	$(11.27)	$(1.05)
Weighted-average number of common shares outstanding:
Basic and diluted	57,846	57,544	57,167

Net income (loss) (from above)	$(155,079)	$(648,443)	$(60,232)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0, $75, and $240	(313)	(238)	(432)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $0, $(686), and $(1,420)	3,247	2,172	2,661
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $0, $3,141, and $347	(21,617)	(9,948)	(47)
Change in derivative instruments, net of tax benefit (expense) of $0, $369, and $(772)	(2,161)	(1,169)	1,734
Reclassification of currency translation gains	3,150	37,542	—
Change in cumulative translation adjustment	(333)	(7,030)	16,519
Total other comprehensive income (loss)	(18,027)	21,329	20,435
Comprehensive income (loss)	$(173,106)	$(627,114)	$(39,797)

See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2020	2019	2018
Operating Activities
Net income (loss)	$(155,079)	$(648,443)	$(60,232)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	47,863	53,129	55,090
Amortization of intangible assets	19,995	24,374	34,669
Amortization of deferred financing costs	6,087	10,573	3,026
Impairment of held-for-sale assets (Note 7)	9,429	84,555	—
Impairment of held-for-sale goodwill (Note 11)	—	80,604	—
Impairment of goodwill and intangibles (Note 11)	155,588	456,023	152,444
Deferred income taxes	(4,521)	(22,718)	(78,989)
(Gain) loss on disposal of property, plant, and equipment	(1,117)	14,081	129
Loss on divestiture (Note 7)	433	4,925	—
Share-based compensation	6,810	6,599	9,299
Changes in assets and liabilities:
Net receivables	44,256	30,998	5,733
Net inventories	(7,675)	(7,102)	155,526
Accounts payable	(12,543)	540	(1,633)
Accrued compensation	1,481	2,563	6,822
Accrued income taxes	(12,053)	4,907	24,915
Federal excise, use, and other taxes	(1,227)	407	(7,440)
Pension and other postretirement benefits	(4,542)	(2,657)	(22,850)
Other assets and liabilities	(16,440)	4,117	(24,154)
Cash provided by operating activities	76,745	97,475	252,355
Investing Activities
Capital expenditures	(23,768)	(42,242)	(66,627)
Proceeds from the sale of our Firearms and Eyewear businesses, respectively	156,567	154,595	—
Proceeds from the disposition of property, plant, and equipment	277	365	128
Cash provided by (used for) investing activities	133,076	112,718	(66,499)
Financing Activities
Borrowings on lines of credit	410,634	545,000	250,000
Payments made on lines of credit	(463,382)	(325,000)	(425,000)
Proceeds from issuance of long-term debt	—	149,343	—
Payments made on long-term debt	(144,509)	(580,834)	(32,000)
Settlement from former parent	—	13,047	—
Payments made for debt issue costs and prepayment premiums	(1,033)	(10,376)	(1,879)
Deferred payments for acquisitions	(1,348)	(1,348)	(1,348)
Proceeds from employee stock compensation and stock purchase plans	315	376	4,824
Shares withheld for payroll taxes	(735)	(1,318)	(3,147)
Cash used for financing activities	(200,058)	(211,110)	(208,550)
Effect of foreign currency exchange rate fluctuations on cash	(323)	(18)	489
Increase (decrease) in cash and cash equivalents	9,440	(935)	(22,205)
Cash and cash equivalents at beginning of year	21,935	22,870	45,075
Cash and cash equivalents at end of year	$31,375	$21,935	$22,870
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$2,923	$7,430	$5,706

See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2017	57,014,319	$571	$1,752,903	$(108,033)	$(112,992)	$(287,384)	$1,245,065
Comprehensive loss	—	—	—	(60,232)	20,435	—	(39,797)
Exercise of stock options	299,580	—	(7,566)	—	—	12,390	4,824
Restricted stock grants net of forfeitures	(53,329)	—	(1,503)	—	—	(690)	(2,193)
Share-based compensation	—	—	9,299	—	—	—	9,299
Restricted stock vested and shares withheld	132,362	—	(5,365)	—	—	5,746	381
Employee stock purchase program	28,663	—	(687)	—	—	1,182	495
Reclassification due to U.S. Tax Reform	—	—	—	11,739	(11,739)	—	—
Other	9,704	3	(899)	—	—	312	(584)
Balance, March 31, 2018	57,431,299	574	1,746,182	(156,526)	(104,296)	(268,444)	1,217,490
Comprehensive loss	—	—	—	(648,443)	21,329	—	(627,114)
Share-based compensation	—	—	6,701	—	—	(102)	6,599
Restricted stock vested and shares withheld	188,434	—	(10,927)	—	—	9,973	(954)
Employee stock purchase program	31,519	—	(922)	—	—	1,298	376
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	59,682	3	(1,662)	—	—	1,255	(404)
Balance, March 31, 2019	57,710,934	577	1,752,419	(804,969)	(82,967)	(256,020)	609,040
Comprehensive loss	—	—	—	(155,079)	(18,027)	—	(173,106)
Share-based compensation	—	—	6,810	—	—	—	6,810
Restricted stock vested and shares withheld	202,172	—	(12,200)	—	—	11,579	(621)
Employee stock purchase program	43,225	—	(1,451)	—	—	1,766	315
Other	82,491	3	(1,482)	—	—	1,546	67
Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations and Basis of Presentation. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Shooting Sports and Outdoor Products. Vista Outdoor is headquartered in Anoka, Minnesota and has 14 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. Vista Outdoor was incorporated in Delaware in 2014. The consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates property reflect changes in our business or as new information becomes available.

Revenue Recognition. The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax and other similar taxes are excluded from revenue. Revenue recognition is discussed in further detail in Note 5, Revenue Recognition.

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

Advertising Costs. Advertising and promotional costs including print ads, commercials, catalogs, and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $37,950, $66,436, and $69,636 for the years ended March 31, 2020, 2019, and 2018, respectively.

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

Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. We measure and disclose the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. The measurement of assets and liabilities at fair value are classified using the following three-tier hierarchy:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3—One or more significant inputs to the valuation model are unobservable.
See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments.

Accounting for Goodwill and Indefinite Lived Intangible Assets

Goodwill—We test goodwill for impairment on the first day of our fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we had five reporting units, as of the fiscal 2020 testing date. Subsequent to the annual testing date we had additional changes in operating segments and reporting units. At the end of the fiscal year, we had six operating segments and reporting units.

During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step one assessment as of January 1, 2020, and recognized goodwill impairment charges of $121,329. See Note 11, Goodwill and Intangible Assets, for discussion and details.

To assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the excess. The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted equally against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.

In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our plan, as reviewed by the Board of Directors, and assume a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

Indefinite Lived Intangible Assets—Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired.

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

This method requires that we estimate the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We base our fair values and estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If the carrying amount of an asset is higher than its fair value, an impairment exists and the asset would be recorded at the estimated fair value. Due to the results of our annual step one test, we recognized impairment charges related to our indefinite lived intangibles of $34,259. See Note 11, Goodwill and Intangible Assets, for discussion and details.

Our assumptions used to develop the discounted cash flow analysis require us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or tradenames could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and tradenames for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or tradenames as appropriate.

Amortizing Intangible Assets, Long-Lived Assets. Our primary identifiable intangible assets include trademarks and tradenames, patented technology, and customer relationships. Our long-lived assets consist primarily of property, plant and equipment, amortizing right-of-use asset related to our operating leases and amortizing costs related to cloud computing arrangements. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value.

Derivatives and Hedging. We mitigate the impact of changes in interest rates and commodity prices affecting the cost of raw materials with interest rate swaps and commodity forward contracts that are accounted for as designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” ("ASC Topic 815"). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings. See Note 4, Derivative Financial Instruments, for additional information.

We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The fair value of our forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 2, Fair Value of Financial Instruments).

Stock-Based Compensation. We account for our share-based compensation arrangements in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718") which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, and ASU

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

No. 2014-12 for stock awards that are subject to performance measures. Our stock-based compensation plans, which are described more fully in Note 17, Stockholders' Equity, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock/restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.

Performance awards are valued at the fair value of our stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. We use an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is expensed over the vesting period. Restricted stock issued vests over periods ranging from one to three years and is valued based on the market value of our stock on the grant date. The estimated grant date fair value of stock options is expensed on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 17, Stockholders' Equity, for further details.

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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $5,830 and $7,401 as of March 31, 2020 and 2019, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss ("AOCL") in stockholders' equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period.
Accumulated Other Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31,
	2020	2019
Derivatives	$(1,426)	$735
Pension and other postretirement benefit liabilities	(93,353)	(74,670)
Cumulative translation adjustment	(6,215)	(9,032)
Total accumulated other comprehensive loss	$(100,994)	$(82,967)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Years ended March 31,
	2020				2019
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$735	$(74,670)	$(9,032)	$(82,967)	$1,904	$(66,656)	$(39,544)	$(104,296)
Change in fair value of derivatives	(1,555)	—	—	(1,555)	(1,169)	—	—	(1,169)
Net gains reclassified from AOCL	(606)	—	—	(606)	—	—	—	—
Net actuarial losses reclassified from AOCL (1)	—	3,247	—	3,247	—	2,172	—	2,172
Prior service costs reclassified from AOCL (1)	—	(313)	—	(313)	—	(238)	—	(238)
Valuation adjustment for pension and postretirement benefit plans (1)	—	(21,617)	—	(21,617)	—	(9,948)	—	(9,948)
Currency translation gains reclassified from AOCL (2)	—	—	3,150	3,150	—	—	37,542	37,542
Net change in cumulative translation adjustment	—	—	(333)	(333)	—	—	(7,030)	(7,030)
End of year AOCL	$(1,426)	$(93,353)	$(6,215)	$(100,994)	$735	$(74,670)	$(9,032)	$(82,967)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 14, Employee Benefit Plans.
(2) Amounts related to the foreign currency translation gains realized upon the divestiture of our Firearms business and Eyewear brands and Firearms business in the second quarter of fiscal year 2020 and 2019, respectively.
Adoption of New Accounting Pronouncements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing (Hosting) Arrangement That Is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively. We early adopted the amendment in the fourth quarter of fiscal 2020 and applied prospectively to all implementation costs incurred after the date of adoption. With the adoption of this ASU, we capitalized implementation costs of approximately $2,321 for the three months ended March 31, 2020.  The corresponding cash flows from capitalized implementation costs incurred in our hosting arrangements is classified as a change in other assets in cash flows from operating activities. The capitalized implementation costs incurred in our hosting arrangements are amortized, once ready for intended use, over the term of the associated hosting arrangements of five years.  The related amortization of capitalized implementation costs are classified as selling, general and administrative expense in the same line item as the expense for fees for the associated hosting arrangement.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2016-02, “Leases" (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. We adopted ASU 2016-02 prospectively starting on April 1, 2019. As part of the adoption, we elected the package of practical expedients which permits us under the new standard not to reassess historical lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for all our leases. In addition, we elected the use of hindsight to determine the lease term of its leases and applied its incremental borrowing rate based on the remaining term of its leases as of the adoption date. The impact upon adoption, on April 1, 2019, resulted in the recognition of right-of-use assets of approximately $75,749, and lease liabilities of approximately $91,604 on our consolidated balance sheet. See Note 3, Leases, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Recent Accounting Pronouncements. In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("Topic 740") and simplifies certain U.S. GAAP requirements. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” which amends ASC 715. This update includes adding, clarifying and removing various disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for fiscal years beginning after December 15, 2020, with earlier application permitted. The guidance in this update is applied on a retrospective basis to all periods presented. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, this ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We will adopt this ASU as of April 1. 2020. We completed our preliminary assessment of this new standard, and concluded that the Company's current methodology of estimating credit losses on its trade accounts receivable closely aligns with the requirements of this new standard. Therefore, we believe this new standard will not have a material impact on its consolidated financial statements and disclosures.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2. Fair Value of Financial Instruments
We measure and disclose our financial assets and liabilities at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the three-tier hierarchy (see Note 1, Significant Accounting Policies. for additional information.
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
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
Note Receivable—In connection with the sale of our Firearms business in July 2019, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. See Note 8, Receivables, for additional information, and below for fair value amounts related to the Note Receivable.

Disclosures about the Fair Value of Financial Instruments

The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at March 31, 2020 and March 31, 2019, approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents at March 31, 2020 and March 31, 2019 are categorized within Level 1 of the fair value hierarchy.

The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	March 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt (1)	$350,000	$284,375	$350,000	$326,375
Variable rate debt (2)	$167,256	$167,256	$364,509	$364,509

(1) Fixed rate debt—In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for information on our credit facilities, including certain risks and uncertainties.
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 1, Significant Accounting Policies, for further information on our accounting policies regarding long-lived assets and held for sale assets.
3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in the Company’s calculation of its right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term for three years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The amounts of assets and liabilities related to our operating leases were as follows.

	Balance Sheet Caption	March 31, 2020
Assets:
Operating lease assets	Operating lease assets	$69,024

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$10,780
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	73,738
Total lease liabilities		$84,518

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

March 31, 2020
Fixed operating lease costs (1)	$18,932
Variable operating lease costs	2,839
Sublease income	(877)
Net Lease costs	$20,894
(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

March 31, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	9.55

Weighted Average Discount Rate:
Operating leases	8.64%

The approximate future minimum lease payments under operating leases were as follows:

March 31, 2020
Fiscal 2021	$17,495
Fiscal 2022	14,791
Fiscal 2023	13,116
Fiscal 2024	11,746
Fiscal 2025	10,718
Thereafter	60,703
Total lease payments	128,569
Less imputed interest	(44,051)
Present value of lease liabilities	$84,518

Supplemental cash flow information related to leases is as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$19,915
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,636

4. Derivative Financial Instruments
In the normal course of business we are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials, and

•	interest rates
We use designated cash flow hedges to manage our level of exposure. See Note 13, Long-term Debt, for additional information on our interest rate swaps.
We entered into various commodity forward contracts during fiscal 2020 and 2019 in accordance with our accounting policies in Note 1, Significant Accounting Policies. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of March 31, 2020, we had outstanding lead forward contracts on 27.25 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other non-current assets. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

5. Revenue Recognition

The following tables disaggregate our net sales by major product category:

	Years ended March 31,
	2020			2019 (1)
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$846,974	$—	$846,974	$883,103	$—	$883,103
Firearms	24,577	—	24,577	185,419	—	185,419
Hunting and Shooting	317,785	—	317,785	341,722	—	341,722
Action Sports	—	297,623	297,623	—	306,144	306,144
Outdoor Recreation (2)	—	268,912	268,912	—	290,281	290,281
Eyewear	—	—	—	—	51,859	51,859
Total	$1,189,336	$566,535	$1,755,871	$1,410,244	$648,284	$2,058,528

Geographic Region
United States	$1,057,699	$396,524	$1,454,223	$1,204,965	$426,972	$1,631,937
Rest of the World	131,637	170,011	301,648	205,279	221,312	426,591
Total	$1,189,336	$566,535	$1,755,871	$1,410,244	$648,284	$2,058,528

(1) The Company changed its operating segments during the fourth quarter of fiscal 2020 (see Note 19, Operating Segment Information). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
(2) Outdoor Recreation includes the operating segments; Hydration, Outdoor Cooking and Golf.
We sell our products in the United States and internationally. A majority of our sales are concentrated in the United States. See Note 19, Operating Segment Information for information on international revenues.
Product Sales

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

We pay commissions to some of our employees based on agreed-upon sales targets. We recognize the incremental costs of obtaining a contract as an expense when incurred because our sales contracts with commissions are one year or less.

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
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below (in thousands):

	Years ended March 31,
	2020	2019	2018
Net income (loss)	$(155,079)	$(648,443)	$(60,232)
Weighted-average number of common shares outstanding, basic and diluted	57,846	57,544	57,167
Earnings (loss) per common share:
Basic and diluted	$(2.68)	$(11.27)	$(1.05)
(1) Due to the loss from continuing operations for the fiscal years ended 2020, 2019, and 2018, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.
7. Divestitures
On July 5, 2019, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business, which was part of our historic Shooting Sports segment and comprised our Firearms reporting unit, for a total purchase price of $170,000. We received cash proceeds net of transactions costs of $154,123 and $12,000 in the form of a sellers note due on July 5, 2024. See Notes 2, Fair Value of Financial Instruments, and 8, Receivables, for additional information. The proceeds from this sale were used to pay off the balance of our Term Loan and reduce our ABL Revolving Credit Facility. See Note 13, Long-term Debt.

During fiscal 2020, we recognized a pretax loss on this divestiture of $433, which is included in other expense.

During fiscal 2020 and fiscal 2019, we recognized an impairment of $9,429 and of $120,238, respectively, including impairment of goodwill of $80,604 during fiscal 2019, related to the expected loss on the sale of our Firearms business when it was held for sale.

On August 31, 2018, the Company completed the sale of its Eyewear brands. The selling price was $158,000, subject to customary working capital adjustments. As a result of the sale, during fiscal 2019, the Company recorded a pretax loss of $4,925, which is included in other expense, primarily due to the final allocation of goodwill and fixed assets for the Eyewear brands.

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

8. Receivables
Net receivables are summarized as follows:

	March 31,
	2020	2019
Trade receivables	$323,436	$356,035
Other receivables	4,841	7,106
Less: allowance for doubtful accounts	(14,760)	(18,892)
Net receivables	$313,517	$344,249

Walmart accounted for 13% and 14% of the total trade receivables balance at March 31, 2020 and 2019, respectively. No other customer represented more than 10% of total trade receivables balance as of March 31, 2020 and 2019.

The following is a reconciliation of the changes in our allowance for doubtful accounts, discounts, and returns during fiscal 2020 and 2019:

Balance at March 31, 2018	$36,193
Expense	7,842
Write-offs	(14,784)
Reversals, discounts, and other adjustments	(10,359)
Balance at March 31, 2019	18,892
Expense	2,203
Write-offs	(6,249)
Reversals, discounts, and other adjustments	(86)
Balance at March 31, 2020	$14,760

Note Receivable, see Note 7, Divestitures, and Note 2, Fair Value of Financial Instruments, is summarized as follows:

	March 31,
	2020	2019
Principal	$12,000	$—
Less: unamortized discount	(3,990)	—
Note receivable, net, included within deferred charges and other non-current assets	$8,010	$—

9. Inventories
Net inventories consist of the following:

	March 31,
	2020	2019
Raw materials	$85,609	$65,240
Work in process	33,622	32,213
Finished goods	212,062	247,038
Net inventories	$331,293	$344,491

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $27,984 and $16,227 as of March 31, 2020 and 2019, respectively.

10. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 2 to 20 years and buildings and improvements are depreciated over 2 to 30 years. Depreciation expense was $47,863 in fiscal 2020, $53,129 in fiscal 2019, and $55,090 in fiscal 2018.

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

Property, plant, and equipment consists of the following:

	March 31,
	2020	2019
Land	$6,618	$6,618
Buildings and improvements	69,093	63,987
Machinery and equipment	431,867	401,045
Property not yet in service	11,629	34,344
Gross property, plant, and equipment	519,207	505,994
Less: accumulated depreciation	(334,474)	(290,402)
Net property, plant, and equipment	$184,733	$215,592

11. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Outdoor Products	Shooting Sports	Total
Balance at March 31, 2018	$452,627	$204,909	$657,536
Impairment	(327,772)	—	(327,772)
Effect of foreign currency exchange rates	—	(279)	(279)
Held for sale	—	(121,463)	(121,463)
Divestitures	(3,526)	—	(3,526)
Balance at March 31, 2019	121,329	83,167	204,496
Impairment	(121,329)	—	(121,329)
Balance at March 31, 2020	$—	$83,167	$83,167

At the beginning of the fourth quarter of fiscal year 2020 we determined there was a change to our reporting units. Hydration and Outdoor Cooking, which were historically components of the Outdoor Recreation reporting unit, were identified as two separate reporting units. Accordingly, Vista was required to evaluate whether there was impairment at the historical Outdoor Recreation reporting unit and allocate to Hydration and Outdoor Cooking a portion of the respective historical reporting unit goodwill. Concurrent with our annual goodwill impairment testing, we performed a quantitative impairment analysis on the historical Outdoor Recreation reporting unit and concluded there was excess carrying value over fair value. As a result, we recorded goodwill impairment of $121,329, which left no remaining goodwill in the historical Outdoor Recreation reporting unit, or the newly identified reporting units of Hydration and Outdoor Cooking. We also performed a quantitative impairment analysis on the Ammunition reporting unit and concluded there was excess fair value over carrying value, therefore no impairment was recorded on this reporting unit. To determine the fair value under the income approach, we used, based on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

our judgment, a discount rate of 12.5% and a terminal growth rate of 3.0%. The remaining goodwill balance of $83,167 is associated with the Ammunition reporting unit. As of March 31, 2020, the goodwill recorded within the Outdoor Products segment is presented net of $994,207 of accumulated impairment losses, of which $545,106 was recorded prior to April 1, 2018. The goodwill recorded within the Shooting Sports segment has no accumulated impairment losses after the transfer of goodwill to held for sale assets during the year ended March 31, 2019.

Management calculated the fair value of our reporting units based on the accounting policy's discussed in Note 1, Significant Accounting Policies. The trading price of our common stock on the annual testing date resulted in a large difference between the market value of Vista Outdoor equity and the book value of the assets recorded on our balance sheet, implying that investors’ may believe that the fair value of our reporting units is lower than their book value. Our estimates of the fair values of the reporting units was significantly influenced by higher discount rates in the income-based valuation approach as a result of increasing market to equity risk premiums and company specific risk premiums. Our fair value estimates were also negatively impacted by the performance of our reporting units compared to comparable companies, which required that we apply lower valuation multiples in estimating the fair value of these reporting units using the market-based approach. In addition, as a result of tariffs and other factors affecting the market for our products, we reduced our sales projections for fiscal year 2021 and beyond for a number of our reporting units for purposes of our long-range financial plan, which is updated annually beginning in our third quarter.

Our indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. As a result of our annual testing in accordance with our accounting policies described in Note 1, Significant Accounting Policies, we recorded $34,259 of impairment in our historical Outdoor Products segment. Impairment charges of $13,100 were recorded against our CamelBak indefinite-lived tradename. We determined the fair value of these indefinite-lived tradename using a royalty rate of 2.0%. We also recorded impairment charges related to our Bushnell and Weaver's indefinite-lived tradenames of $7,459. We determined the fair values of these indefinite-lived tradenames using royalty rates of 1.0%. In addition, impairment expense of $13,700 was recorded related to our Giro, Bell Cycling and Bell Power Sports indefinite-lived tradenames. We determined the fair value of these indefinite-lived tradenames using royalty rates ranging from 1.0% to 1.5%.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The excess carrying amount over fair value, and resulting goodwill impairment, in our Hunting and Shooting Accessories reporting unit was $38,386. As a result of the goodwill impairment, there is no remaining goodwill in our Hunting and Shooting Accessories reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9.0% and a terminal growth rate of 3.0%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $36,223 impairment related to our Bushnell, Outers, Champion, and Weaver's tradenames. We determined the fair values of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 2.0%.

The excess carrying amount over fair value, and resulting goodwill impairment, in our Outdoor Recreation reporting unit was $129,470. As a result of the goodwill impairment, there was $121,329 of remaining goodwill in our Outdoor Recreation reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9.0% and a terminal growth rate of 3.0%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $43,400 impairment related to our CamelBak tradename. We determined the fair value of the indefinite-lived tradename using a royalty rate of 2.0%.

The excess carrying amount over fair value, and resulting goodwill impairment, in our Action Sports reporting unit was $159,916. As a result of the goodwill impairment, there is no remaining goodwill in our Action Sports reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9.0% and a terminal growth rate of 3.0%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $22,000 impairment related to our Giro tradename. We determined the fair value of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 1.5%.

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
Net intangibles consisted of the following:

	March 31,
	2020			2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(14,428)	$33,932	$48,360	$(10,694)	$37,666
Patented technology	16,684	(10,490)	6,194	16,684	(9,604)	7,080
Customer relationships and other	238,220	(83,349)	154,871	238,595	(68,185)	170,410
Total	303,264	(108,267)	194,997	303,639	(88,483)	215,156
Non-amortizing trade names	111,103	—	111,103	145,364	—	145,364
Net intangible assets	$414,367	$(108,267)	$306,100	$449,003	$(88,483)	$360,520

The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 11.4 years. Our historical Outdoor Products segment recorded impairment expenses related to amortizing intangibles of $26,628 in fiscal 2019, and $34,259, $101,623, and $9,044 of impairment losses related to non-amortizing trade names in fiscal 2020, fiscal 2019 and 2018, respectively. Subsequent to our annual impairment testing date we determined there was a change in our reportable segments (see Note 19, Operating Segment Information). There have been no impairment charges recorded since the determination of our new reportable segment structure in Shooting Sports and Outdoor Products.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Amortization expense related to these assets was $19,995 in fiscal 2020, $24,374 in fiscal 2019, and $34,669 in fiscal 2018, which is included within cost of sales. We expect amortization expense related to these assets in each of the next five fiscal years and beyond to be incurred as follows:

Fiscal 2021	$19,886
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Fiscal 2025	19,645
Thereafter	96,257
Total	$194,997

12. Other Current and Non-current Liabilities
The major categories of other current and non-current accrued liabilities are as follows:

	March 31,
	2020	2019
Rebates	$16,225	$13,911
Accrual for in-transit inventory	11,064	11,275
Other	70,908	71,989
Total other current liabilities	$98,197	$97,175

Non-current portion of accrued income tax liability	$30,159	$34,118
Other	13,345	29,158
Total other long-term liabilities	$43,504	$63,276

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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance at March 31, 2018	$10,247
Payments made	(3,462)
Warranties issued	3,962
Other adjustments	(2,373)
Changes related to preexisting warranties	(230)
Balance at March 31, 2019	8,144
Payments made	(3,944)
Warranties issued	4,983
Other adjustments	(207)
Changes related to preexisting warranties	173
Balance at March 31, 2020	$9,149

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

13. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	March 31,
	2020	2019
Credit Agreements:
ABL Revolving Credit Facility	$167,256	$220,000
Term Loan	—	104,509
Junior Term Loan	—	40,000
Total principal amount of Credit Agreements	167,256	364,509
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	517,256	714,509
Less: unamortized deferred financing costs	(5,450)	(10,504)
Carrying amount of long-term debt	511,806	704,005
Less: current portion	—	(19,335)
Carrying amount of long-term debt, excluding current portion	$511,806	$684,670

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”), and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of March 31, 2020, based on the borrowing base less outstanding borrowings of $167,256 and outstanding letters of credit of $24,104, the amount available under the ABL Revolving Credit Facility was $147,764.

The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The Term Loan was subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July, and October, with the remaining balance due on the Maturity Date. During fiscal 2020, we used proceeds from the sale of our Firearms business to pay off the balance of the Term Loan and the Junior Term Loan.

The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of March 31, 2020 was $13,332. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date.

The payoff of Term Loan and the Junior Term Loan reduced our interest rate on the ABL revolving Credit Facility. As of March 31, 2020, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of March 31, 2020, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 0.50% for base rate loans and 1.50% for LIBO rate loans and (b) FILO revolving credit loans, 1.50% for base rate loans and 2.50% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of March 31, 2020 was 2.95%, excluding the impact of the interest rate swaps that are discussed below. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

In connection with the repayment of the Term Loan and the Junior Term Loan, unamortized debt issuance costs of $3,428 were written off during fiscal 2020. This expense is included in interest expense in the consolidated statements of comprehensive income (loss). The remaining debt issuance costs of approximately $6,300 are being amortized over the term of the New Credit Facilities.

5.875% Notes—In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. We have the right to redeem some or all of these notes from time-to-time at specified redemption prices. Debt issuance costs of approximately $4,300 are being amortized to interest expense over eight years, the term of the notes.

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

Interest rate swaps—During fiscal 2018, we entered into a floating-to-fixed interest rate swap agreement in order to hedge our forecasted interest payments on our outstanding variable-rate debt in accordance with our accounting policies in Note 1, Significant Accounting Policies. and as discussed in Note 4, Derivative Financial Instruments. As of March 31, 2020, we had the following cash flow hedge interest rate swap in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(230)	1.63%	0.989%	June 2020

Gains and losses from the remeasurement of our interest rate swap contract agreement are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of interest expense during the period in which the hedged transaction takes place. See Note 1, Significant Accounting Policies, for additional information. The liability related to the swaps is recorded as part of other current liabilities.
Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2020:

Fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	517,256
Fiscal 2025	—
Thereafter	—
Total	$517,256

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Covenants

New Credit Facilities—Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. During the three months ending September 30, 2019, the Term Loan was paid in full, and during the three months ended December 29, 2019, the Junior Term Loan was paid in full, which triggered a loosening of the financial covenants in the ABL Revolving Credit Facility. Beginning with the quarter ending December 29, 2019, if Excess Availability under the ABL Revolving Credit Facility falls below $42,500 we must comply with certain heightened reporting and other covenants and maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.00:1.00. As noted above, the Excess Availability under the ABL Revolving Credit Facility was $147,764 as of March 31, 2020. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.

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

The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of March 31, 2020, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future because of various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt—Cash paid for interest totaled $38,839 in fiscal 2020, $36,064 in fiscal 2019, and $56,273 in fiscal 2018.
14. Employee Benefit Plans

Defined Benefit Plan

During fiscal 2020, we recognized an aggregate net benefit for employee defined benefit plans of $406. During fiscal 2019, we recognized an aggregate net benefit for employee defined benefit plans of $973. During fiscal 2018, we recognized an aggregate net expense for employee defined benefit plans of $1,505. The estimated income for these defined benefit plans for fiscal 2021 is $200.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") or our other post-retirement benefit plans. The weighted average discount rate used to determine the pension benefit obligation was 3.50% and 3.90% as of March 31, 2020 and 2019, respectively. The fair value of the plan assets was $145,828 and $160,682 as of March 31, 2020 and 2019, respectively. The benefit obligation was $205,996 and $206,369 as of March 31, 2020 and 2019, respectively, resulting in an unfunded liability of $60,168 and $45,687 as of March 31, 2020 and 2019,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

respectively, which is primarily recorded within Accrued pension and postemployment liabilities on the consolidated balance sheet.

In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. The benefits under the affected plans were determined by a cash balance formula that provides participating employees with an annual “pay credit” as a percentage of their eligible pay based on their age and eligible service. The changes were effective July 31, 2017, with employees receiving a pro-rated pay credit for fiscal 2017 and no future pay credits beginning in fiscal 2018. However, a participating employee’s benefit will continue to grow based on annual interest credits applied to the employee’s cash balance account until commencement of the employee’s benefit. As a result of the changes, we recognized a one-time curtailment gain of $5,783 during the quarter ended July 2, 2017. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.75% over the long-term within reasonable and prudent levels of risk as of March 31, 2020 and 2019, and (2) to preserve the real purchasing power of assets to meet future obligations.

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

Employer contributions and distributions—During fiscal 2020, we made contributions of $3,600 directly to the pension trust, made no contributions to our other postretirement benefit plans, and distributed $1 directly to retirees under our non-qualified supplemental executive retirement plans. During fiscal 2019, we contributed $1,200 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $293 directly to retirees under our non-qualified supplemental executive retirement plans. During fiscal 2018, we contributed $13,800 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $11,110 to retirees under the non-qualified supplemental executive retirement plan.

Substantially all contributions made to our pension trust were required by local funding requirements. We expect to make mandatory contributions to the plans of approximately $6,642 during fiscal year 2021.

The following benefit payments, which reflect expected future service, are expected to be paid primarily out of the pension trust:

Pension Benefits
Fiscal 2021	$13,184
Fiscal 2022	12,769
Fiscal 2023	12,960
Fiscal 2024	13,077
Fiscal 2025	13,407
Fiscal years 2026 through 2030	$64,798

Defined Contribution Plan

We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Total contributions in fiscal 2020, 2019, and 2018 were $12,166, $14,607, and $19,865 respectively.
15. Income Taxes
Income (loss) before income taxes is as follows:

	Years ended March 31,
	2020	2019	2018
Current:
U.S.	$(173,255)	$(686,188)	$(102,153)
Non-U.S.	2,228	11,916	(31,636)
Income (loss) before income taxes	$(171,027)	$(674,272)	$(133,789)

Our income tax provision (benefit) consists of:

	Years ended March 31,
	2020	2019	2018
Current:
Federal	$(10,210)	$(6,208)	$(1,599)
State	(1,585)	(1,738)	204
Non-U.S.	197	5,144	6,685
Deferred:
Federal	(2,799)	(27,045)	(76,300)
State	(1,703)	4,176	(3,024)
Non-U.S.	152	(158)	477
Income tax provision (benefit)	$(15,948)	$(25,829)	$(73,557)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years ended March 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	31.6%
State income taxes, net of federal impact	1.1%	1.0%	1.2%
Domestic manufacturing deduction	—%	—%	1.2%
Nondeductible goodwill impairment	(11.3)%	(12.1)%	(21.1)%
Nondeductible loss on divestiture	(1.0)%	(1.6)%	—%
Change in tax contingency	4.5%	—%	—%
Pre-acquisition tax attributes	0.4%	—%	4.1%
Impact of law changes	1.8%	—%	33.9%
Valuation allowance	(4.8)%	(4.9)%	(0.4)%
Other	(2.4)%	0.4%	4.5%
Income tax provision (benefit)	9.3%	3.8%	55.0%

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as noncurrent assets or liabilities. As of March 31, 2020 and 2019, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2020	2019
Deferred tax assets:
Inventories	$8,237	$12,110
Retirement benefits	14,016	11,003
Accounts receivable	7,518	7,829
Accruals for employee benefits	4,843	4,211
Other reserves	4,441	4,767
Loss and credit carryforwards	19,901	17,081
Capital loss carryforward	25,053	—
Nondeductible interest	18,140	15,880
Operating lease liabilities	17,067	—
Other	736	4,188
Total deferred tax assets	119,952	77,069
Valuation allowance	(72,065)	(35,903)
Total net deferred assets	47,887	41,166
Deferred tax liabilities:
Intangible assets	(25,197)	(55,871)
Property, plant, and equipment	(20,368)	(24,454)
Operating lease assets	(15,132)	—
Total deferred tax liabilities	(60,697)	(80,325)
Net deferred income tax liability before amounts attributable to assets and liabilities held for sale	(12,810)	(39,159)
Less: deferred tax liability attributable to assets and liabilities held for sale	—	21,402
Net deferred income tax liability	$(12,810)	$(17,757)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to be in a cumulative loss position for the three-year period ending March 31, 2020. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have increased the valuation allowance by $36,162 during the current year for a total valuation allowance of $72,065 at March 31, 2020. The increase to the valuation allowance includes the capital loss incurred on the sale of Savage.

Included in the net deferred tax liability are federal, foreign and state net operating loss and credit carryovers, of $10,910 which expire in years ending from March 31, 2021 through March 31, 2040 and $8,991 that may be carried over indefinitely. In addition, we have a capital loss carryforward of $25,053 which is available to offset future consolidated capital gains that will expire in years ending from March 31, 2021 through March 31, 2025, if not utilized. The carryforwards presented above are net of any applicable uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable interest expense deduction.

The impact of the CARES Act is estimated to be a benefit to us of approximately $7 million. The tax benefit is primarily due to the carryback of net operating losses to prior years and increased interest expense deductions.

We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income taxes paid, net of refunds, totaled $107 and ($8,435) in fiscal 2020 and 2019, respectively.
At March 31, 2020, and 2019, unrecognized tax benefits that have not been recorded in the financial statements amounted to $30,159 and $34,118, respectively, of which $27,503 and $30,432, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that an $13,875 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $12,695.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years ended March 31,
	2020	2019	2018
Unrecognized Tax Benefits—beginning of period	$27,252	$32,734	$27,151
Gross increases—tax positions in prior periods	—	—	1,188
Gross decreases—tax positions in prior periods	—	(2,499)	(332)
Gross increases—current-period tax positions	1,949	74	9,247
Gross decreases—current-period tax positions	—	—	(2,873)
Settlements	(171)	—	(332)
Lapse of statute of limitations	(5,517)	(3,057)	(1,315)
Unrecognized Tax Benefits—end of period	$23,513	$27,252	$32,734

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2020 and 2019, $4,750 and $4,786 of income tax-related interest and $1,895 and $2,080 of penalties were included in accrued income taxes, respectively. As of March 31, 2020, 2019, and 2018, our current tax provision included $2,126, $1,694, and $1,053 of expense related to interest and penalties, respectively.
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

Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain of our subsidiaries filed income tax returns in foreign jurisdictions. After the Spin-Off, we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2013. The IRS has completed the audits of Orbital ATK through fiscal 2014 and is currently auditing Orbital ATK's tax return for fiscal 2015. The IRS has also completed the audit of our tax return that began after the Spin-Off and ended on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
16. Commitments and Contingencies
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $128,569 See Note 3. Leases.
We have known purchase commitments of $190,307, which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
Litigation—From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $710 as of March 31, 2020 and $729 as of March 31, 2019.

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
As of February 10, 2015, we are authorized to issue up to 5,750,000 common shares under the Plan, plus additional shares issuable pursuant to awards granted immediately prior to the Spin-Off in respect of equity-based awards of Orbital ATK granted under the Orbital ATK Stock Plans that were outstanding immediately prior to the Spin-Off and converted into Vista Outdoor awards subsequent to the Spin-Off. As of March 31, 2020, 2,391,100 common shares are available to be granted.
Performance Based Awards
Performance based awards are stock-based awards in which the number of shares ultimately received depends on our performance against specified metrics over a three-year performance period. These performance metrics are established on the grant date. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. We have granted two types of performance based awards: performance awards and total stockholder return performance awards under the Plan.
Performance awards are initially valued at our closing stock price on the date of grant. Stock compensation expense is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share vest at the end of the performance period.
Total stockholder return performance awards are awards that compare the performance of our common stock over a three-year period to that of our peer group. The fair value of these awards is derived using the Monte Carlo simulation which utilizes the stock volatility, dividend yield and market correlation of Vista to its peer group. The Monte Carlo fair value is expensed on a straight-line basis over the vesting period. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance awards vest at the end of the performance period.
We granted 254,805 and 78,276 performance awards at target during the fiscal years 2019 and 2018, respectively. No performance awards were granted during fiscal 2020. The awards granted during fiscal years 2019 and 2018 are subject to a three-year performance period provided that certain performance goals are achieved, the participant could earn from 0% up to 200% of the three-year target award shares, subject to continued service through the vesting date. Based on our performance, participants earned approximately 43% and 29% of the performance awards granted in fiscal 2018 and fiscal 2017, and earned during fiscal years 2020 and 2019. The performance period for the performance based awards granted in fiscal 2019 ends March 31, 2021.
During fiscal years 2019, and 2018, respectively we granted 109,202 and 34,743 total stockholder return performance awards at target. No stockholder return performance awards were granted during fiscal 2020. The awards granted during fiscal years 2019 and 2018 are subject to a three-year performance period related to the performance of our common stock over a three-year period to that of our peer group. The participant could earn from 0% up to 200% of the three-year target award shares, subject to continued service through the vesting date. Based on the performance of our common stock, participants

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

earned none of the target award shares granted in fiscal 2018 and fiscal 2017. The performance period for the total stockholder return performance awards granted in fiscal 2019 ends March 31, 2021.
The weighted average grant date fair value for performance based award grants was $9.59 and $18.28 in fiscal years 2019 and 2018, respectively. There were no performance based award grants in fiscal 2020.
A summary of our performance based awards for fiscal 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2019	1,606,638	$12.85
Cancelled/forfeited	(385,359)	28.74
Performance-based adjustment (1)	(803,319)	12.85
Earned (2)	(23,970)	30.70
Nonvested at March 31, 2020 (3)	393,990	$11.01

(1) Adjustment equals the difference between non-vested shares at 200% of target shares and the target share amount. (2) Performance shares are earned and vest at the end of the performance period based on the performance criteria achieved, subject to continued service through the vesting date. (3) Non-vested shares as of March 31, 2020 are equal to the target amount of performance shares granted and not yet earned.
At March 31, 2020, the unamortized compensation expense related to these awards was $1,491, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock Option awards
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms. We recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. The weighted average grant date fair value for stock option grants was $4.76 and $7.78 in fiscal years 2019 and 2018, respectively. There were no stock options granted during fiscal 2020.
A summary of our stock option activity for fiscal 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	704,472	$16.68	8.2	$—
Forfeited/expired	(153,167)	19.04
Outstanding at March 31, 2020	551,305	$16.03	7.3	$76

Options exercisable at March 31, 2020	334,062	$18.63	6.4	$25

There were no options exercised during fiscal years 2020 and 2019. The total intrinsic value of options exercised during fiscal 2018 was $1,673. Cash received from options exercised during fiscal 2018 was $4,824.
As of March 31, 2020, the total unrecognized compensation cost related to stock option awards was $958 and is expected to be realized over a weighted average period of 2.0 years.
Restricted Stock Units
Restricted stock units granted to certain key employees and non-employee directors totaled 681,043, 584,154 and 541,326 shares in fiscal years 2020, 2019, and 2018, respectively. The weighted average grant date fair value of restricted stock

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

units granted was $6.03, $11.41 and $17.59 in fiscal years 2020, 2019, and 2018, respectively. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.
A summary of our restricted stock unit award activity for fiscal 2020 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2019	948,422	$6.75
Granted	681,043	6.03
Vested	(329,244)	17.01
Forfeited	(152,851)	13.43
Nonvested at March 31, 2020	1,147,370	$9.37

As of March 31, 2020, the total unrecognized compensation cost related to nonvested restricted stock units was $7,429 and is expected to be realized over a weighted average period of 2.3 years.
Total pre-tax stock-based compensation expense of $6,810, $6,599, and $9,299 was recognized during fiscal 2020, 2019, and 2018, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation was $371, $28, and $2,132 during fiscal 2020, 2019, and 2018, respectively.
Share Repurchases
On August 25, 2016, our Board of Directors authorized a new share repurchase program of up to $100,000 worth of shares of our common stock, executable through March 31, 2018. We completed that program during fiscal 2017. No additional new share repurchase programs have been authorized, and therefore we had no repurchases of shares during fiscal 2020, 2019, and 2018.
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

19. Operating Segment Information
At March 31, 2019, we had two operating and reportable segments. During the fourth quarter of fiscal 2020, we realigned our internal reporting structure and modified our operating segment structure to provide investors with improved disclosure that is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Based on these changes, management concluded that we had six operating segments, which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products.
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments.  Outdoor Products is comprised of our Action Sports, Outdoor Cooking, Hydration and Golf operating segments. The operating segments comprising the Company’s respective new reportable segments share numerous commonalities, including similar core consumers, distribution channels and supply chains.
Our CODM relies on internal management reporting that analyzes consolidated results to the net income level and operating segment's EBIT, which is defined as earnings (loss) before interest and income taxes. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

These include impairment charges, restructuring related-costs, merger and acquisition costs, and other non-recurring items. Our previous segment measures were net sales, and gross profit, and identifiable assets were not included in our previous segment measures. The segment reporting for prior comparative periods have been restated to conform to the change in reportable segments, and the segment measures.

•
Shooting Sports generated 68% of our external sales in fiscal 2020. Shooting Sports is comprised of ammunition and hunting shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, and decoys, and optics products such as binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products and tactical products such as holsters, duty gear, bags and packs. Our Firearms business was divested early in the second quarter ending September 29, 2019.

•
Outdoor Products generated 32% of our external sales in fiscal 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles. Our Eyewear brands were divested during the second quarter of fiscal year 2019.

Walmart accounted for approximately 13%, 14%, and 13% of our total fiscal 2020, 2019, and 2018 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal 2020, 2019, and 2018.
Our sales to foreign customers were $301,648, $426,594, and $535,170 in fiscal 2020, 2019, and 2018, respectively. During fiscal 2020, approximately 44% of these sales were in Shooting Sports and 56% were in Outdoor Products. Sales to no individual country outside the United States accounted for more than 5% of our sales in fiscal 2020, 2019, and 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following summarizes our results by segment:

	Year ended March 31, 2020
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$1,189,336	$566,535	$—	$1,755,871
Gross Profit	210,866	149,420	(1,520)	358,766
EBIT	80,028	29,998	(242,262)	(132,236)
Capital expenditures	8,415	6,989	3,857	19,261
Depreciation and amortization	35,358	25,813	6,687	67,858
Total assets	698,019	614,535	78,735	1,391,289

	Year ended March 31, 2019
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$1,410,244	$648,284	$—	$2,058,528
Gross Profit	251,385	180,275	(15,972)	415,688
EBIT	90,654	34,982	(742,717)	(617,081)
Capital expenditures	23,061	15,193	5,712	43,966
Depreciation and amortization	41,936	29,186	6,381	77,503
Total assets	1,049,487	608,697	79,839	1,738,023

	Year ended March 31, 2018
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$1,547,540	$760,923	$—	$2,308,463
Gross Profit	295,721	225,769	(528)	520,962
EBIT	110,300	36,272	(231,147)	(84,575)
Capital expenditures	41,503	17,009	5,574	64,086
Depreciation and amortization	59,200	29,502	1,057	89,759
Total assets	1,359,444	1,163,713	91,679	2,614,836

(a) Reconciling items in fiscal 2020 include non-cash goodwill and intangible impairment charges of $155,588 related to the historical outdoor products segment and $9,429 of held for sale impairment charges related to the historical shooting sports segment, restructuring charges of $9,210, contingent consideration expenses of $1,685, restructuring costs of $1,520, merger and acquisition costs of $644 and loss on the sale of our Firearms business of $433. Fiscal 2019 reconciling items include non-cash goodwill. intangible held for sale asset impairment charges of $500,944 related to the historical Outdoor Products segment and $120,238 of held for sale goodwill and held for sale asset impairment charges related to the historical Shooting Sports segment, business transformation charges of $38,551, contingent consideration expenses of $3,371, merger and acquisition costs of $9,824 and loss on the sale of our Eyewear business of $4,925. Fiscal 2018 reconciling items include non-cash goodwill and intangible impairment and held for sale impairment charges of $152,320 related to the historical outdoor products segment, restructuring charges of $17,958, contingent consideration benefits of ($1,515), merger and acquisition costs of $1,893 and pension curtailment benefits of ($5,782).
Sales, net exclude all intercompany sales between Shooting Sports and Outdoor Products, which were not material for any of the fiscal years presented. The capital expenditures above include amounts that were not paid as of March 31, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

20. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal 2020 Quarters Ended
	June 30,	September 29,	December 29,	March 31,
Sales, net	$459,774	$445,016	$424,770	$426,311
Gross profit	95,078	90,264	88,790	84,634
Net income (loss)	(16,615)	(11,898)	14,648	(141,214)
Earnings (loss) per common share:
Basic and diluted	$(0.29)	$(0.21)	$0.25	$(2.44)
Weighted-average number of common shares outstanding:
Basic	57,722	57,768	57,878	57,944
Diluted	57,722	57,768	57,978	57,944

	Fiscal 2020 Quarters Ended
	July 1,	September 30,	December 30,	March 31,
Sales, net	$528,836	$546,585	$467,771	$515,336
Gross profit	113,338	108,757	94,236	99,357
Net income (loss)	(52,348)	(32,818)	(514,642)	(48,635)
Earnings (loss) per common share:
Basic and diluted	$(0.91)	$(0.57)	$(8.94)	$(0.84)
Weighted-average number of common shares outstanding:
Basic and diluted	57,454	57,528	57,572	57,604

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, Vista Outdoor designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of Vista Outdoor's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors Vista Outdoor's internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2020.

Our internal control over financial reporting as of March 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Christopher T. Metz
Chief Executive Officer

/s/ Sudhanshu Priyadarshi
Chief Financial Officer
June 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vista Outdoor Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated June 3, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842).
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
June 3, 2020

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors and under the heading The Vista Outdoor Inc. Board of Directors in the section entitled Corporate Governance at Vista Outdoor Inc. in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal 2019 (the "2020 Proxy Statement"). Information regarding our executive officers is set forth under the heading Information About Our Executive Officers in the section entitled Corporate Governance at Vista Outdoor Inc. to be included in the 2020 Proxy Statement.
Information regarding our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled Delinquent Section 16(a) Reports to be included in the 2020 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Code of Business Ethics to be included in the 2020 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee to be included in the 2020 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Compensation Discussion and Analysis, Named Executive Officer Compensation Tables, and Compensation Committee Report to be included in the 2020 Proxy Statement.
Information regarding the compensation of our directors is incorporated by reference from the section entitled Director Compensation to be included in the 2020 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation to be included in the 2020 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Security Ownership of Directors and Named Executive Officers to be included in the 2020 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is set forth the section entitled Securities Authorized for Issuance Under Equity Compensation Plans to be included in the 2020 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions to be included in the 2020 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Director Independence to be included in the 2020 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm to be included in the 2020 Proxy Statement.

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

2.4	+
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

4.7		Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).
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
Vista Outdoor Inc. Executive Severance Plan, as Amended and Restated Effective August 10, 2015 (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2015).

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

10.24	#	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).

21	*	Subsidiaries of the Registrant as of March 31, 2020.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104
The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).

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

VISTA OUTDOOR INC.
Date: June 3, 2020	By:	/s/ Sudhanshu Priyadarshi
	Name:	Sudhanshu Priyadarshi
	Title:	Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on June 3, 2020.

Signature	Title

/s/ Christopher T. Metz
Christopher T. Metz	Chief Executive Officer (principal executive officer)
/s/ Sudhanshu Priyadarshi
Sudhanshu Priyadarshi	Chief Financial Officer (principal financial officer)
/s/ Mark R. Kowalski
Mark R. Kowalski	Controller and Chief Accounting Officer (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Chairman of the Board of Directors and Director
/s/ April H. Foley
April H. Foley	Director
/s/ Tig H. Krekel
Tig H. Krekel	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director
/s/ Michael Robinson
Michael Robinson	Director