Form 10-Q
period 2020-06-28
Vista Outdoor Inc.
filed 2020-08-06
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 27, 2020, there were 58,062,203 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 28, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$36,059	$31,375
Net receivables	324,619	313,517
Net inventories	332,210	331,293
Income tax receivable	7,649	7,626
Other current assets	21,605	25,200
Total current assets	722,142	709,011
Net property, plant, and equipment	175,569	184,733
Operating lease assets	67,237	69,024
Goodwill	83,167	83,167
Net intangible assets	301,300	306,100
Deferred charges and other non-current assets, net	39,031	39,254
Total assets	$1,388,446	$1,391,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	115,043	89,996
Accrued compensation	26,990	38,806
Federal excise, use, and other taxes	20,892	19,702
Other current liabilities	106,202	98,197
Total current liabilities	269,127	246,701
Long-term debt	443,927	511,806
Deferred income tax liabilities	12,744	12,810
Long-term operating lease liabilities	71,686	73,738
Accrued pension and postemployment benefits	52,440	60,225
Other long-term liabilities	49,017	43,504
Total liabilities	898,941	948,784
Commitments and contingencies (Notes 3, 12, and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 58,066,959 shares as of June 28, 2020 and 58,038,822 shares as of March 31, 2020	581	580
Additional paid-in capital	1,746,919	1,744,096
Accumulated deficit	(919,572)	(960,048)
Accumulated other comprehensive loss	(98,774)	(100,994)
Common stock in treasury, at cost — 5,897,480 shares held as of June 28, 2020 and 5,925,617 shares held as of March 31, 2020	(239,649)	(241,129)
Total stockholders' equity	489,505	442,505
Total liabilities and stockholders' equity	$1,388,446	$1,391,289

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended
(Amounts in thousands except per share data)	June 28, 2020	June 30, 2019
Sales, net	$479,140	$459,774
Cost of sales	353,772	364,696
Gross profit	125,368	95,078
Operating expenses:
Research and development	5,010	6,494
Selling, general, and administrative	72,315	83,909
Impairment of held-for-sale assets (Note 2)	—	9,429
Earnings (loss) before interest and income taxes	48,043	(4,754)
Interest expense, net	(6,418)	(11,124)
Earnings (loss) before income taxes	41,625	(15,878)
Income tax provision	1,149	737
Net income (loss)	$40,476	$(16,615)
Earnings (loss) per common share:
Basic	$0.70	$(0.29)
Diluted	$0.69	$(0.29)
Weighted-average number of common shares outstanding:
Basic	58,057	57,722
Diluted	58,957	57,722

Net income (loss) (from above)	$40,476	$(16,615)
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $0	(78)	(78)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $0 and $0	968	811
Change in derivatives, net of tax benefit (expense) of $0 and $0	981	(1,150)
Change in cumulative translation adjustment.	349	764
Total other comprehensive income	2,220	347
Comprehensive income (loss)	$42,696	$(16,268)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(Amounts in thousands)	June 28, 2020	June 30, 2019
Operating Activities:
Net income (loss)	$40,476	$(16,615)
Adjustments to net income (loss) to arrive at cash provided by (used for) operating activities:
Depreciation	11,533	11,290
Amortization of intangible assets	4,953	5,097
Impairment of held-for-sale assets (Note 2)	—	9,429
Amortization of deferred financing costs	377	580
Deferred income taxes	(94)	(168)
Loss on disposal of property, plant, and equipment	195	—
Share-based compensation	4,404	2,190
Changes in assets and liabilities:
Net receivables	(10,986)	(4,749)
Net inventories	(761)	(53,811)
Accounts payable	26,526	29,098
Accrued compensation	(11,820)	(11,026)
Accrued income taxes	982	992
Federal excise, use, and other taxes	1,180	(881)
Pension and other postretirement benefits	(6,894)	101
Other assets and liabilities	17,292	(7,695)
Cash provided by (used for) operating activities	77,363	(36,168)
Investing Activities:
Capital expenditures	(4,472)	(9,212)
Proceeds from the disposition of property, plant, and equipment	20	85
Cash used for investing activities	(4,452)	(9,127)
Financing Activities:
Borrowings on lines of credit	9,076	120,239
Payments on lines of credit	(77,332)	(60,240)
Payments made on long-term debt	—	(4,834)
Payments made for debt issuance costs	—	(103)
Payment of employee taxes related to vested stock awards	(100)	(297)
Cash (used for) provided by financing activities	(68,356)	54,765
Effect of foreign exchange rate fluctuations on cash	129	190
Increase in cash and cash equivalents	4,684	9,660
Cash and cash equivalents at beginning of period	31,375	21,935
Cash and cash equivalents at end of period	$36,059	$31,595
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,034	$2,531

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	40,476	2,220	—	42,696
Exercise of stock options	5,000	—	(203)	—	—	203	—
Share-based compensation	—	—	4,404	—	—	—	4,404
Restricted stock vested and shares withheld	21,824	—	(1,324)	—	—	1,224	(100)
Employee stock purchase plan	—	—	—	—	—	—	—
Other	1,313	1	(54)	—	—	53	—
Balance, June 28, 2020	58,066,959	$581	$1,746,919	$(919,572)	$(98,774)	$(239,649)	$489,505

Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive loss	—	—	—	(16,615)	347	—	(16,268)
Share-based compensation	—	—	2,190	—	—	—	2,190
Restricted stock vested and shares withheld	23,059	—	(1,534)	—	—	1,428	(106)
Employee stock purchase plan	11,028	—	(358)	—	—	451	93
Other	724	—	43	—	—	(43)	—
Balance, June 30, 2019	57,745,745	$577	$1,752,760	$(821,584)	$(82,620)	$(254,184)	$594,949
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended June 28, 2020
(Amounts in thousands except share and per share data unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer and marketer of outdoor and shooting sports products. We conduct our operations through two reportable segments, Shooting Sports and Outdoor Products. We are headquartered in Anoka, Minnesota and have 14 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“fiscal 2020”).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2020. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of June 28, 2020 and March 31, 2020, our results of operations for the three months ended June 28, 2020 and June 30, 2019, and our cash flows for the three months ended June 28, 2020 and June 30, 2019.

New Accounting Pronouncements

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our fiscal year 2020 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the following new accounting standards.

Accounting Standards Adopted During this Fiscal Year

On April 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("Topic 326"). This new standard is intended to improve financial reporting by requiring more timely recording of credit losses on our trade account receivable and requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures. For further information, see Note 7, Receivables.

On April 1, 2020, we adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU removed, modified or added to the disclosure requirements for fair value measurements in ASC Topic 820, "Fair Value Measurement" ("Topic 820"). The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

Accounting Standards Yet to Be Adopted

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

2. Fair Value of Financial Instruments
We measure and disclose our financial assets and liabilities at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the following three-tier hierarchy:
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
Note Receivable—In connection with the sale of our Firearms business in July 2019, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. See Note 7, Receivables, for additional information.
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at June 28, 2020 and March 31, 2020, approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents at June 28, 2020 and March 31, 2020 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	June 28, 2020		March 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$350,000	$344,750	$350,000	$284,375
Variable-rate debt (2)	99,000	99,000	167,256	167,256

(1) In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. The fair value of the fixed-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities, based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 12, Long-term Debt, for information on long-term debt, including certain risks and uncertainties.
(2) The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 12, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.

We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended June 28, 2020 there were no impairments recorded related to our assets that are measured at fair value on a nonrecurring basis. During the three months ended June 30, 2019, we recognized an impairment of $9,429 related to an expected loss on the sale of the held-for-sale assets of our Firearms business.
3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of our operating lease assets.
Many leases include one or more options to renew, with renewal terms that can extend the lease term for three years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	June 28, 2020	March 31, 2020
Assets:
Operating lease assets	Operating lease assets	$67,237	$69,024

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$10,758	$10,780
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	71,686	73,738
Total lease liabilities		$82,444	$84,518

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended
	June 28, 2020	June 30, 2019
Fixed operating lease costs (1)	$5,059	$5,017
Variable operating lease costs	582	535
Sublease income	(388)	(281)
Net Lease costs	$5,253	$5,271
(1) Includes short-term leases, which are immaterial.

	June 28, 2020	March 31, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	9.44	9.55

Weighted Average Discount Rate:
Operating leases	8.66%	8.64%

The approximate minimum lease payments under non-cancelable operating leases as of June 28, 2020 are as follows:

Remainder of fiscal 2021	$13,151
Fiscal 2022	15,105
Fiscal 2023	13,379
Fiscal 2024	11,748
Fiscal 2025	10,718
Thereafter	60,714
Total lease payments	124,815
Less imputed interest	(42,371)
Present value of lease liabilities	$82,444

Supplemental cash flow information related to leases is as follows:

	Three months ended
	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,652	$5,205
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	815	701

4. Derivative Financial Instruments
In the normal course of business, we are exposed to market risks arising from adverse changes in:

•	commodity prices affecting the cost of raw materials, and

•	interest rates
We record our interest rate swaps and commodity forward contracts that are accounted for as designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” ("ASC Topic 815"). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings.
From time to time, we have entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. Gains and losses from the remeasurement of our interest rate swap contract agreement are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of interest expense during the period in which the hedged transaction takes place. There are no cash flow hedge interest rate swaps in place as of June 28, 2020.
We entered into various commodity forward contracts during fiscal 2021 and 2020. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of June 28, 2020, we had outstanding lead forward contracts on 25.25 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other non-current assets. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.

5. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Three months ended
	June 28, 2020			June 30, 2019(1)
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$261,762	$—	$261,762	$213,810	$—	$213,810
Firearms	—	—	—	24,017	—	24,017
Hunting and Shooting	72,396	—	72,396	70,970	—	70,970
Action Sports	—	72,859	72,859	—	67,909	67,909
Outdoor Recreation (2)	—	72,123	72,123	—	83,068	83,068
Total	$334,158	$144,982	$479,140	$308,797	$150,977	$459,774

Geographic Region:
United States	$307,388	$115,017	$422,405	$267,823	$113,333	$381,156
Rest of the World	26,770	29,965	56,735	40,974	37,644	78,618
Total	$334,158	$144,982	$479,140	$308,797	$150,977	$459,774

(1) We changed our operating segments during the fourth quarter of fiscal 2020 (see Note 17, Operating Segment Information). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
(2) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, and Golf.
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
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended
(Amounts in thousands except per share data unless otherwise indicated)	June 28, 2020	June 30, 2019
Numerator:
Net income (loss)	$40,476	$(16,615)
Denominator:
Weighted-average number of common shares outstanding basic:	58,057	57,722
Dilutive effect of share-based awards (1)	900	—
Diluted shares	58,957	57,722
Earnings (loss) per common share:
Basic	$0.70	$(0.29)
Diluted	$0.69	$(0.29)

(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 528 for the three months ended June 28, 2020. Due to the loss from continuing operations for the three months ended June 30, 2019, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.
7. Receivables
Our trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses as described in Note 1, Significant Accounting Policies. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and will require consideration of a broader range of information to estimate expected credit losses over the life of the asset. Our prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326.
We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. Our estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic which did not significantly impact our allowance.
Net receivables are summarized as follows:

	June 28, 2020	March 31, 2020
Trade receivables	$335,484	$323,436
Other receivables	4,286	4,841
Less: allowance for estimated credit losses and discounts	(15,151)	(14,760)
Net receivables	$324,619	$313,517

Walmart represented 15% and 13% of the total trade receivables balance as of June 28, 2020 and March 31, 2020, respectively. No other customer represented more than 10% of our total trade receivables balance as of June 28, 2020 or March 31, 2020.

The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts during the three months ended June 28, 2020:

Balance, March 31, 2020	$14,760
Provision for credit losses	707
Write-off of uncollectible amounts, net of recoveries	(261)
Discounts and other adjustments	(55)
Balance, June 28, 2020	$15,151

Note Receivable is summarized as follows:

	June 28, 2020	March 31, 2020
Principal	$12,000	$12,000
Less: unamortized discount	(3,804)	(3,990)
Note receivable, net, included within Deferred charges and other non-current assets	$8,196	$8,010

8. Inventories
Current net inventories consist of the following:

	June 28, 2020	March 31, 2020
Raw materials	$92,636	$85,609
Work in process	35,514	33,622
Finished goods	204,060	212,062
Net inventories	$332,210	$331,293

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $27,925 and $27,984 as of June 28, 2020 and March 31, 2020, respectively.
9. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	June 28, 2020	March 31, 2020
Derivatives	$(445)	$(1,426)
Pension and other postretirement benefits liabilities	(92,463)	(93,353)
Cumulative translation adjustment	(5,866)	(6,215)
Total AOCL	$(98,774)	$(100,994)

The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Three months ended June 28, 2020
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(1,426)	$(93,353)	$(6,215)	$(100,994)
Change in fair value of derivatives	(5)	—	—	(5)
Net losses reclassified from AOCL	986	—	—	986
Net actuarial losses reclassified from AOCL (1)	—	968	—	968
Prior service costs reclassified from AOCL (1)	—	(78)	—	(78)
Net change in cumulative translation adjustment	—	—	349	349
Ending balance in AOCL	$(445)	$(92,463)	$(5,866)	$(98,774)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended June 30, 2019
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$735	$(74,670)	$(9,032)	$(82,967)
Change in fair value of derivatives	(1,150)	—	—	(1,150)
Net actuarial losses reclassified from AOCL (1)	—	811	—	811
Prior service costs reclassified from AOCL (1)	—	(78)	—	(78)
Net change in cumulative translation adjustment	—		764	764
Ending balance in AOCL	$(415)	$(73,937)	$(8,268)	$(82,620)

(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.
10. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the three months ended June 28, 2020. The entire goodwill balance of $83,167 as of June 28, 2020 and March 31, 2020 is allocated to our Shooting Sports segment.

Intangible assets by major asset class consisted of the following:

	June 28, 2020			March 31, 2020
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(15,361)	$32,999	$48,360	$(14,428)	$33,932
Patented technology	16,684	(10,708)	5,976	16,684	(10,490)	6,194
Customer relationships and other	238,483	(87,261)	151,222	238,220	(83,349)	154,871
Total	303,527	(113,330)	190,197	303,264	(108,267)	194,997
Non-amortizing trade names	111,103	—	111,103	111,103	—	111,103
Net intangible assets	$414,630	$(113,330)	$301,300	$414,367	$(108,267)	$306,100

Amortization expense for the three months ended June 28, 2020 and June 30, 2019 was $4,953 and $5,097, respectively.

As of June 28, 2020, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2021	$14,912
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Fiscal 2025	19,645
Thereafter	96,431
Total	$190,197

11. Other Current and Non-Current Liabilities
Other current and non-current liabilities consisted of the following:

	June 28, 2020	March 31, 2020
Other current liabilities:
Rebates	$11,927	$16,225
Accrual for in-transit inventory	18,557	11,064
Other	75,718	70,908
Total other current liabilities	$106,202	$98,197

Other non-current liabilities:
Non-current portion of accrued income tax liability	$31,158	$30,159
Other	17,859	13,345
Total other non-current liabilities	$49,017	$43,504

We provide consumer warranties against manufacturing defects on certain products with warranty periods ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2020	$9,149
Payments made	(858)
Warranties issued	771
Changes related to pre-existing warranties and other adjustments	(82)
Balance, June 28, 2020	$8,980

12. Long-term Debt
Long-term debt consisted of the following:

	June 28, 2020	March 31, 2020
ABL Revolving Credit Facility	$99,000	$167,256
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	449,000	517,256
Less: unamortized deferred financing costs	(5,073)	(5,450)
Carrying amount of long-term debt	$443,927	$511,806

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of June 28, 2020, based on the borrowing base less outstanding borrowings of $99,000 and outstanding letters of credit of $21,692, the amount available to us under the ABL Revolving Credit Facility was $289,705.
The New Credit Facilities each mature on November 19, 2023 (the “Maturity Date”), subject to a customary springing maturity in respect of the 5.875% Notes due 2023. The Term Loan was subject to quarterly principal repayments of $4,834 on the first business day of each January, April, July, and October, with the remaining balance due on the Maturity Date. The Term Loan and the Junior Term Loan have been paid in full, and have no future required principal payments. Debt issuance costs of approximately $6,300 are being amortized over the term of the New Credit Facilities. This expense is included in interest expense in the condensed consolidated statements of comprehensive income (loss).
The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of June 28, 2020 was $11,667. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of June 28, 2020, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of June 28, 2020, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 0.50% for base rate loans and 1.50% for LIBO rate loans and (b) FILO revolving credit loans, 1.50% for base rate loans and 2.50% for LIBO rate loans. The weighted average interest rate for our borrowings under the New Credit Facilities as of June 28, 2020 was 1.99%, excluding the impact of the interest rate swap that was in place during the quarter. See Note 4, Derivative Financial Instruments, for additional information. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.
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
Covenants
New Credit Facilities— Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The financial covenants of the New Credit Facilities are to maintain Excess Availability under the ABL Revolving Credit Facility of $42,500 at all times. If Excess Availability falls below $42,500 we must maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.00:1.00. As noted above, the Excess Availability under the ABL Revolving Credit Facility was $289,705 as of June 28, 2020. If we do not comply with the covenants in any of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
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
The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of June 28, 2020, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the three months ended June 28, 2020 and June 30, 2019 totaled $7,302 and $15,654, respectively.
13. Employee Benefit Plans

During the three months ended June 28, 2020, we recognized an aggregate net benefit for employee defined benefit plans of $21 compared to $101 during the three months ended June 30, 2019. The decrease in income was primarily due to the lower than expected return on plan assets and increased loss amortization, partially offset by decreased interest rates.

Employer contributions and distributions—We made the entire fiscal 2021 required contributions to the pension trust during the three months ended June 28, 2020 of $7,100, and $0 in contributions were required for the three months ended June 30, 2019. For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under the non-qualified supplemental executive retirement plan.

No additional contributions are required to be made to the pension trust for the remainder of fiscal 2021. No additional contributions are required, and we are not expecting to make any contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans for the remainder of fiscal 2021.

14. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the year-to-date effective tax rate for both the current and prior year.
The income tax provisions for the three months ended June 28, 2020 and June 30, 2019 represent effective tax rates of 2.8% and (4.6)%, respectively. The increase in the rate from the prior year quarter is primarily caused by impairment of held-for-sale assets in the prior year quarter, offset by a decrease in the valuation allowance due to operating income in the current quarter.
The effective tax rate for the three months ended June 28, 2020 was lower than the statutory rate primarily because of the decreased valuation allowance. The effective tax rate for the three months ended June 30, 2019 was lower than the statutory rate primarily because of increased valuation allowance and interest expense on uncertain tax positions. The operating loss in the prior year quarter caused the unfavorable tax adjustments to decrease the rate.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable interest expense deduction. We anticipate that the CARES Act will impact our tax provision for the tax year ended March 31, 2021 due to the increased allowable interest expense deduction.
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
Income taxes paid, net of refunds, totaled $265 and $(253) for the three months ended June 28, 2020 and June 30, 2019, respectively.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $14,072 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $13,086.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $708 and $710 as of June 28, 2020 and March 31, 2020, respectively.
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
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments.  Outdoor Products is comprised of our Action Sports, Outdoor Cooking, Hydration, and Golf operating segments. The operating segments comprising the Company’s respective reportable segments share numerous commonalities, including similar core consumers, distribution channels and supply chains.
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

•
Shooting Sports generated approximately 70% of our sales in three months ended June 28, 2020. Shooting Sports is comprised of ammunition and hunting shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, and optics products such as binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, premium gun care products and tactical products such as holsters, duty gear, bags and packs. Our Firearms business was divested early in the second quarter of fiscal 2020.

•
Outdoor Products generated approximately 30% of our external sales in the three months ended June 28, 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.

Sales to Walmart represented 10% and 14% of our sales in the three months ended June 28, 2020 and June 30, 2019, respectively. No other single customer contributed 10% or more of our sales in the three months ended June 28, 2020 and June 30, 2019.

The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended June 28, 2020
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$334,158	$144,982	$—	$479,140
Gross Profit	84,502	40,866	—	125,368
EBIT	54,565	11,506	(18,028)	48,043

	Three months ended June 30, 2019 (b)
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$308,797	$150,977	$—	$459,774
Gross Profit	55,393	39,685	—	$95,078
EBIT	16,819	6,852	(28,425)	$(4,754)

(a) There were no reconciling items for the three months ended June 28, 2020. Reconciling items for the three months ended June 30, 2019 include $9,429 of held for sale impairment charges related to the historical shooting sports segment, contingent consideration expenses of $843 and transaction costs of $401.
(b) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
There were no significant intersegment sales for the three months ended June 28, 2020 and June 30, 2019.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements," including those that discuss, among other things: our plans, objectives, expectations, intentions, strategies, goals, outlook or other non-historical matters; projections with respect to future revenues, income, earnings per share or other financial measures for Vista Outdoor; and the assumptions that underlie these matters. The words "believe," "expect," "anticipate," "intend," "aim," "should" and similar expressions are intended to identify such forward-looking statements. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from the expectations described in such forward-looking statements, including the following:

•	impacts from the COVID-19 pandemic on our operations, the operations of our customers and suppliers and general economic conditions;

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
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal 2020 and in the filings we make with the SEC from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
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
Organizational Structure
We conduct our operations through two reportable segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of June 28, 2020, Vista Outdoor's two segments were Shooting Sports and Outdoor Products:

•
Shooting Sports generated approximately 70% of our external sales in the three months ended June 28, 2020. Shooting Sports is comprised of ammunition and hunting shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, and optics products such as binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products and tactical products such as holsters, duty gear, bags and packs. Our Firearms business was divested early in the second quarter of fiscal 2020.

•
Outdoor Products generated approximately 30% of our external sales in the three months ended June 28, 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.

Business Strategy
In fiscal year 2019, Vista Outdoor embarked on its multi-year strategic transformation plan to reposition the Company to be the leading designer, manufacturer, and marketer of consumer products in the outdoor sports and recreation markets. The primary goal of the transformation plan is to drive profitable growth by delivering innovative products and industry leading customer and online customer experiences. Cost savings are re-invested into improvements needed in capabilities, systems, innovation and growth opportunities. Vista Outdoor believes this plan will enable it to deliver long-term sustainable and profitable growth and create value for its shareholders.
To achieve its multi-year strategic transformation goals, we are relentlessly focused on the following five strategic pillars, which define key priorities and investment focus areas:

•	Optimize our Organizational Structure: Invest in talent while reducing costs and building a culture of agility, efficiency, and innovation.

•	Create Leading Centers of Excellence in Operational Excellence and E-Commerce: Leverage our shared resources, expertise and scale to:

◦	achieve operational excellence and improve margins across each of our brands; and

◦	accelerate and enhance e-commerce, direct-to-consumer and digital marketing capabilities across all of our brands.

•	Reduce Financial Leverage: Strengthen the Company’s balance sheet, improve financial flexibility, and pay down debt through enhanced cash-flow generation and the divestiture of non-core businesses.

•	Return to Organic Growth: Identify and capture opportunities for organic growth and market share expansion by:

◦	Allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and

◦	Leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.

•
Explore Tuck-in Acquisitions: After reducing financial leverage, deploy a stronger balance sheet to acquire smaller, complimentary businesses that, through the help of our Centers of Excellence, we can take to the next level in terms of sales and profitability.

The first phase of our strategic transformation plan focused on stabilizing our business and building a strong foundation for the future by improving profitability, enhancing operational efficiency, and reducing financial leverage through enhanced cash-flow generation and the divestiture of non-core businesses. Vista Outdoor has made significant progress to date toward these goals by making key leadership changes, investing in digital and e-commerce platforms, addressing the Company’s cost structure and strengthening the Company’s balance sheet. Lessons from the last two years have been incorporated into our forward-looking plans to continue to improve both financial and operational performance and accelerate value creation.
For the remainder of fiscal year 2021, we intend to build on the capabilities developed during the first two years of our transformation, with an additional emphasis going forward on driving long-term, profitable organic sales growth. Vista Outdoor has plans in place under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and improved cash generation, solidifying our position as the outdoor sports and recreation market leader.
Financial Highlights and Notable Events
Certain notable events or activities affecting our first quarter fiscal 2021 financial results included the following:

•
Quarterly sales increased $19,366 for the three months ended June 28, 2020 as compared to three months ended June 30, 2019. Shooting Sports increased $25,361 largely due to strong demand in the market for centerfire pistol and rifle ammunition, quality of sales mix, and pricing actions taken during the quarter. These increases were partially offset by the sale of our Firearms Business in July 2019, of approximately $24,000. Outdoor Products sales decreased $5,995 primarily driven by retail store closures and supply chain interruptions, partially offset by strong demand in the Outdoor Cooking and Action Sports businesses.

•
Gross profit increased $30,290 for the three months ended June 28, 2020 as compared to three months ended June 30, 2019. Gross profit for Shooting Sports increased $29,109 primarily driven by operating efficiencies, sales volume, pricing actions taken during the quarter, the quality of sales mix and for the other reasons described in the Results of Operations section below. Gross profit for Outdoor Products increased $1,181, primarily driven by operating efficiencies, strong direct-to-consumer sales and for the other reasons described in the Results of Operations section below.

•
EBIT increased $52,797 for the three months ended June 28, 2020 as compared to three months ended June 30, 2019. The increase is primarily due the reasons described above regarding gross profit as well as a reduction in operating expenses that was driven by the sale of our Firearms Business in July 2019, decreased travel and trade show expenses due to the COVID-19 pandemic, prior year held for sale asset impairment of $9,429 in the historical Shooting Sports segment and benefits from prior year cost savings initiatives.

•	We are reporting $0.69 of diluted EPS for the three months ended June 28, 2020 as compared to diluted EPS of $(0.29) for the three months ended June 30, 2019.

•	During the three months ended June 28, 2020, we reduced our principal balance on the ABL Revolving Credit Facility by $68,256 with cash generated from operations.
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

Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by participation rates and the political environment. The market for shooting sports products softened dramatically following the 2016 United States presidential election but began to recover in the third quarter of our fiscal year 2020. There continues to be a growing trend in the industry with our end users towards empowerment and personal protection. The extent and duration of this increase in demand for hunting and shooting-sports related products is uncertain. We expect that during our fiscal year 2021 demand for hunting and shooting-sports related products will be influenced by the 2020 United States presidential election cycle, the COVID-19 pandemic, nationwide civil unrest and their associated impacts on general economic and retail conditions.
We believe that these long-term participation trends support our expectation of increasing demand for hunting and shooting-sports related products. Participation rates have remained strong despite the COVID-19 pandemic and nationwide civil unrest, and we are seeing a wider demographic of users than of the past. We expect to see continued increases in participation as consumers look to local outdoor activities as a substitute for travel and other competing pursuits that have been impacted by the COVID-19 pandemic. We believe we are well-positioned to succeed and capitalize on this demand given our scale and global operating platform, which we believe is particularly difficult to replicate in the highly regulated and capital-intensive ammunition manufacturing sector.
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
During fiscal 2020, our Outdoor Products brands experienced a challenging retail environment driven by a variety of factors, including the ongoing shift in consumer preferences to utilize online platforms, as well as other market pressures. Many of our brands have been able to respond and capitalize on the trend towards on-line shopping platforms, including our brands’ direct-to-consumer websites, but in some cases the shift away from in-person shopping experiences has resulted in a net decrease in sales. We expect that these trends will offset the impact of the ongoing COVID-19 pandemic on general economic and retail conditions, including store closures, shelter-in-place orders and social distancing. However, a return to widespread store closures, or COVID-19 pandemic related disruption, resulting in deterioration of general economic conditions may adversely affect the brands in our Outdoor Products segment for the remainder of fiscal 2021.
We believe that long-term participation trends support our expectation of increasing demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. Participation rates have remained strong and we are seeing an expanded demographic within our end users. We expect participation to continue to increase during the global recovery from the COVID-19 pandemic as consumers look to local outdoor activities as a substitute for travel and other competing pursuits. Our Outdoor Products brands hold a strong competitive position in the market-place, and we intend to further differentiate our brands through focused R&D and marketing investments including increased use of social media and other digital marketing. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, our brands are also well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize on-line channels.
Results of Operations
We have six operating segments which are aggregated into two reportable segments, Shooting Sports and Outdoor Products.
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments.  Outdoor Products is comprised of our Action Sports, Outdoor Cooking, Hydration and Golf operating segments. The operating segments comprising the Company’s respective new reportable segments share numerous commonalities, including similar core consumers, distribution channels and supply chains.
The CODM evaluates the performance of our reportable segments based on sales, gross profit and EBIT, which is defined as earnings (loss) before interest and income taxes. Certain corporate-related costs and other non-recurring costs included in Corporate and other below are not allocated to the reporting segments in order to present comparable results from period to period. These costs include impairment charges, business transformation fees and restructuring related-costs, merger and acquisition costs, and other non-recurring items.
For further information about our segments, see Note 17, Operating Segment Information, to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Fiscal 2021 Compared to Fiscal 2020
The Company’s net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended
Net Sales:	June 28, 2020	June 30, 2019 (1)	$ Change	% Change
Shooting Sports	$334,158	$308,797	$25,361	8.2%
Outdoor Products	144,982	150,977	(5,995)	(4.0)%
Total net sales	$479,140	$459,774	$19,366	4.2%
(1) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Shooting Sports— The increase in sales was primarily driven by strong demand in the market for centerfire pistol and rifle ammunition, quality of sales mix, and pricing actions taken during the quarter. These increases were partially offset by the sale of our Firearms Business in July 2019, of approximately $24,000.
Outdoor Products—The decrease in sales was primarily driven by retail store closures and supply chain interruptions, partially offset by strong demand in the Outdoor Cooking and Action Sports businesses.

	Three months ended
Gross Profit:	June 28, 2020	June 30, 2019 (1)	$ Change	% Change
Shooting Sports	$84,502	$55,393	$29,109	52.5%
Outdoor Products	40,866	39,685	1,181	3.0%
Total gross profit	$125,368	$95,078	$30,290	31.9%
Shooting Sports—The increase in gross profit was primarily driven by operating efficiencies, sales volume, pricing actions taken during the quarter, and the quality of sales mix in our Ammunition business. These increases were partially offset by the sale of our Firearms Business in July 2019, which accounted for approximately $6,000.
Outdoor Products—The increase in our gross profit was primarily driven by operating efficiencies and strong direct-to-consumer sales; partially offset by reduced volume.

	Three months ended
EBIT:	June 28, 2020	June 30, 2019 (1)	$ Change	% Change
Shooting Sports	$54,565	$16,819	$37,746	224.4%
Outdoor Products	11,506	6,852	4,654	67.9%
Corporate and other	(18,028)	(28,425)	10,397	36.6%
Total EBIT	$48,043	$(4,754)	$52,797	1,110.6%
Shooting Sports—The increase in EBIT was primarily driven by the gross profit increase and an operating expense reduction of $8,638. The operating expense reduction was primarily driven by the sale of our Firearms Business in July 2019, which accounted for approximately $4,800, decreased travel and trade show expenses due to the COVID-19 pandemic, and the benefits from prior year cost savings initiatives.
Outdoor Products—The increase in EBIT primarily driven by the gross profit increase and an operating expense reduction of $3,473. The operating expense reduction was primarily driven by decreased travel and trade show expenses due to the COVID-19 pandemic and the benefits from prior year cost savings initiatives.

Corporate and Other—The operating expense reduction was primarily driven by prior year held for sales asset impairment of $9,429 in our Firearms business.

	Three months ended
Interest expense, net:	June 28, 2020	June 30, 2019	$ Change	% Change
Corporate and other	$6,418	$11,124	$(4,706)	(42.3)%
The decrease in interest expense was due to a reduction in our average principal debt balance and reduction in our interest rate on the ABL Revolving Credit Facility.

	Three months ended
Income Tax Provision:	June 28, 2020	Effective Rate	June 30, 2019	Effective Rate	$ Change
Corporate and other	$1,149	2.8%	$737	(4.6)%	$412
See Note 14, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.
The increase in the tax rate from the prior year quarter is primarily caused by impairment of held-for-sale assets in the prior year quarter, offset by a decrease in the valuation allowance due to operating income in the current quarter. As of March 31, 2020, there were approximately $38 million of tax-effected operating loss, credits and interest deduction carryforwards included in our deferred tax assets that can be used to reduce our tax liability if qualifying taxable income is generated in fiscal 2021 and future years.
Liquidity and Capital Resources
Liquidity
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, our sources of liquidity include committed credit facilities and access to the public debt and equity markets. We use our cash primarily to fund investments in our existing businesses and for debt payments, acquisitions, and other activities.
Our cash flows from operating, investing and financing activities are summarized as follows:

	Three months ended
Cash Flows:	June 28, 2020	June 30, 2019
Cash provided by (used for) operating activities	$77,363	$(36,168)
Cash used for investing activities	(4,452)	(9,127)
Cash (used for) provided by financing activities	(68,356)	54,765
Effect of foreign exchange rate fluctuations on cash	129	190
Net cash flows	$4,684	$9,660
Operating Activities—Cash provided by operating activities increased $113,531 in the three months ended June 28, 2020 compared the prior year period. The change from the prior-year period was primarily driven by increased net income, as well as favorable change in net working capital. The increased cash from net working capital was driven primarily by the reduction of inventory, which was partially offset by increased pension plan payments and timing of receivable collections as compared to the prior year period.
Investing Activities—Cash used for investing activities decreased $4,675 in the three months ended June 28, 2020 as compared to the prior-year period. The change was driven by a decrease in capital expenditures.
Financing Activities—Cash used for financing activities increased by $123,121 for three months ended June 28, 2020 compared to the prior year period. The change was primarily due to the reduction in the ABL Revolving Credit Facility.
Capital Resources
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, any share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under the New Credit Facilities and our 5.875% Notes.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth and as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. As of June 28, 2020, based on the borrowing base less outstanding borrowings of $99,000 and outstanding letters of credit of $21,692, the amount available to us under the ABL Revolving Credit Facility was $289,705.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets as a result of the COVID-19 pandemic, or our future financial condition and performance. Furthermore, because our ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions as a result of the COVID-19 pandemic that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the ABL Revolving Credit Facility.
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 47.8% as of June 28, 2020.
Additional information about our ABL Revolving Credit Facility, and long-term debt is presented in 12, Long-term Debt, to the Notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of June 28, 2020, current and long-term operating lease liabilities of $10,758 and $71,686, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
There been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2020.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except for our adoption of the Accounting Standards Update ("ASU") No 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which became effective as of April 1, 2020. For further discussion on the adoption of this new accounting standard please see Note 1, Significant Accounting Policies, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 10% and 14% of our sales in the three months ended June 28, 2020 and June 30, 2019, respectively. No other single customer contributed 10% or more of our sales in the three months ended June 28, 2020 and June 30, 2019.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices and foreign currency exchange rates. Our market risks at June 28, 2020 are similar to those disclosed in our Annual Report on Form 10-K for fiscal 2020. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal 2020, as filed with the SEC on June 3, 2020, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 28, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 28, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
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

4.7*	Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	August 6, 2020	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)