Form 10-Q
period 2020-09-27
Vista Outdoor Inc.
filed 2020-11-05
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 26, 2020, there were 58,235,588 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 27, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$40,746	$31,375
Restricted cash and cash equivalents (Note 18)	12,210	—
Net receivables	336,592	313,517
Net inventories	338,380	331,293
Income tax receivable	29,373	7,626
Other current assets	27,484	25,200
Total current assets	784,785	709,011
Net property, plant, and equipment	170,874	184,733
Operating lease assets	65,208	69,024
Goodwill	83,167	83,167
Net intangible assets	296,426	306,100
Deferred charges and other non-current assets, net	30,861	39,254
Total assets	$1,431,321	$1,391,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,351	$89,996
Accrued compensation	43,220	38,806
Federal excise, use, and other taxes	22,378	19,702
Other current liabilities	128,090	98,197
Total current liabilities	319,039	246,701
Long-term debt	345,305	511,806
Deferred income tax liabilities	14,520	12,810
Long-term operating lease liabilities	69,852	73,738
Accrued pension and postemployment benefits	51,704	60,225
Other long-term liabilities	56,264	43,504
Total liabilities	856,684	948,784
Commitments and contingencies (Notes 3, 12, and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 58,256,243 shares as of September 27, 2020 and 58,038,822 shares as of March 31, 2020	583	580
Additional paid-in capital	1,742,645	1,744,096
Accumulated deficit	(839,927)	(960,048)
Accumulated other comprehensive loss	(97,030)	(100,994)
Common stock in treasury, at cost — 5,708,196 shares held as of September 27, 2020 and 5,925,617 shares held as of March 31, 2020	(231,634)	(241,129)
Total stockholders' equity	574,637	442,505
Total liabilities and stockholders' equity	$1,431,321	$1,391,289

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Sales, net	$575,179	$445,016	$1,054,319	$904,790
Cost of sales	413,289	354,752	767,061	719,448
Gross profit	161,890	90,264	287,258	185,342
Operating expenses:
Research and development	5,362	5,553	10,372	12,047
Selling, general, and administrative	81,272	82,971	153,587	166,880
Impairment of held-for-sale assets (Note 2)	—	—	—	9,429
Earnings (loss) before interest, income taxes, and other	75,256	1,740	123,299	(3,014)
Other expense, net	—	(433)	—	(433)
Earnings (loss) before interest and income taxes	75,256	1,307	123,299	(3,447)
Interest expense, net	(5,715)	(12,314)	(12,133)	(23,438)
Earnings (loss) before income taxes	69,541	(11,007)	111,166	(26,885)
Income tax provision (benefit)	(10,104)	891	(8,955)	1,628
Net income (loss)	$79,645	$(11,898)	$120,121	$(28,513)
Earnings (loss) per common share:
Basic	$1.37	$(0.21)	$2.07	$(0.49)
Diluted	$1.34	$(0.21)	$2.03	$(0.49)
Weighted-average number of common shares outstanding:
Basic	58,193	57,768	58,124	57,746
Diluted	59,314	57,768	59,066	57,746

Net income (loss) (from above)	$79,645	$(11,898)	$120,121	$(28,513)
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax of $0 for each period presented	(79)	(78)	(157)	(156)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax of $0 for each period presented	970	812	1,938	1,623
Change in derivatives, net of tax of $0 for each period presented	693	700	1,674	(450)
Currency translation gains reclassified from accumulated other comprehensive loss	—	3,150	—	3,150
Change in cumulative translation adjustment	160	(477)	509	287
Total other comprehensive income	1,744	4,107	3,964	4,454
Comprehensive income (loss)	$81,389	$(7,791)	$124,085	$(24,059)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	September 27, 2020	September 29, 2019
Operating Activities:
Net income (loss)	$120,121	$(28,513)
Adjustments to net income (loss) to arrive at cash provided by (used for) operating activities:
Depreciation	22,268	26,250
Amortization of intangible assets	9,899	9,782
Impairment of held-for-sale assets (Note 2)	—	9,429
Amortization of deferred financing costs	755	3,890
Deferred income taxes	1,667	(200)
Loss (gain) on disposal of property, plant, and equipment	278	(57)
Loss on divestitures	—	431
Share-based compensation	7,466	3,574
Changes in assets and liabilities:
Net receivables	(22,884)	(5,089)
Net inventories	2,388	(37,468)
Accounts payable	35,996	9,382
Accrued compensation	4,416	(2,290)
Accrued income taxes	(16,980)	1,723
Federal excise, use, and other taxes	2,661	(350)
Pension and other postretirement benefits	(6,740)	(1,435)
Other assets and liabilities	36,514	2,703
Cash provided by (used for) operating activities	197,825	(8,238)
Investing Activities:
Capital expenditures	(9,665)	(17,720)
Proceeds from sale of our Firearms Business	—	156,567
Proceeds from the disposition of property, plant, and equipment	25	260
Cash (used for) provided by investing activities	(9,640)	139,107
Financing Activities:
Borrowings on lines of credit	43,076	192,232
Payments on lines of credit	(210,332)	(197,234)
Payments made on long-term debt	—	(124,509)
Payments made for debt issuance costs	—	(103)
Proceeds from exercise of stock options	805	—
Payment of employee taxes related to vested stock awards	(239)	(307)
Cash used for financing activities	(166,690)	(129,921)
Effect of foreign exchange rate fluctuations on cash and restricted cash	86	(72)
Increase in cash, restricted cash, and cash equivalents	21,581	876
Cash, cash equivalents and restricted cash at beginning of period	31,375	21,935
Cash, cash equivalents and restricted cash at end of period	$52,956	$22,811
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,968	$1,216
.
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	40,476	2,220	—	42,696
Exercise of stock options	5,000	—	(203)	—	—	203	—
Share-based compensation	—	—	4,404	—	—	—	4,404
Restricted stock vested and shares withheld	21,824	—	(1,324)	—	—	1,224	(100)
Other	1,313	1	(54)	—	—	53	—
Balance, June 28, 2020	58,066,959	$581	$1,746,919	$(919,572)	$(98,774)	$(239,649)	$489,505
Comprehensive income	—	—	—	79,645	1,744	—	81,389
Exercise of stock options	50,814	—	(1,258)	—	—	2,063	805
Share-based compensation	—	—	3,062	—	—	—	3,062
Restricted stock vested and shares withheld	29,680	—	(1,741)	—	—	1,535	(206)
Employee stock purchase plan	5,435	—	(146)	—	—	221	75
Other	103,355	2	(4,191)	—	—	4,196	7
Balance, September 27, 2020	58,256,243	$583	$1,742,645	$(839,927)	$(97,030)	$(231,634)	$574,637

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive income (loss)	—	—	—	(16,615)	347	—	(16,268)
Share-based compensation	—	—	2,190	—	—	—	2,190
Restricted stock vested and shares withheld	23,059	—	(1,534)	—	—	1,428	(106)
Employee stock purchase plan	11,028	—	(358)	—	—	451	93
Other	724	—	43	—	—	(43)	—
Balance, June 30, 2019	57,745,745	$577	$1,752,760	$(821,584)	$(82,620)	$(254,184)	$594,949
Comprehensive income (loss)	—	—	—	(11,898)	4,107	—	(7,791)
Share-based compensation	—	—	1,384	—	—	—	1,384
Restricted stock vested and shares withheld	12,666	—	(859)	—	—	818	(41)
Other	29,022	1	(1,110)	—	—	1,109	—
Balance, September 29, 2019	57,787,433	$578	$1,752,175	$(833,482)	$(78,513)	$(252,257)	$588,501
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended September 27, 2020
(Amounts in thousands except per share data and unless otherwise indicated)
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

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2020. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of September 27, 2020 and March 31, 2020, our results of operations for the three and six months ended September 27, 2020 and September 29, 2019, and our cash flows for the six months ended September 27, 2020 and September 29, 2019.

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
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at September 27, 2020 and March 31, 2020, approximates fair value because of the short maturity of these instruments. The carrying values of cash, restricted cash and cash equivalents at September 27, 2020 and March 31, 2020 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	September 27, 2020		March 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$350,000	$352,100	$350,000	$284,375
Variable-rate debt (2)	—	—	167,256	167,256
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

We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended September 27, 2020 there were no impairments recorded related to our assets that are measured at fair value on a nonrecurring basis. During the six months ended September 29, 2019, we recognized an impairment of $9,429 related to an expected loss on the sale of the held-for-sale assets of our Firearms business.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	September 27, 2020	March 31, 2020
Assets:
Operating lease assets	Operating lease assets	$65,208	$69,024

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$10,457	$10,780
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	69,852	73,738
Total lease liabilities		$80,309	$84,518
The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended		Six months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Fixed operating lease costs (1)	$5,052	$4,686	$10,111	$9,703
Variable operating lease costs	659	704	1,241	1,239
Sublease income	(277)	(192)	(665)	(473)
Net Lease costs	$5,434	$5,198	$10,687	$10,469
(1) Includes short-term leases, which are immaterial.

	September 27, 2020	March 31, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	9.34	9.55

Weighted Average Discount Rate:
Operating leases	8.68%	8.64%

The approximate minimum lease payments under non-cancelable operating leases as of September 27, 2020 are as follows:

Remainder of fiscal 2021	$8,799
Fiscal 2022	15,271
Fiscal 2023	13,546
Fiscal 2024	11,912
Fiscal 2025	10,718
Thereafter	60,788
Total lease payments	121,034
Less imputed interest	(40,725)
Present value of lease liabilities	$80,309
Supplemental cash flow information related to leases is as follows:

	Six months ended
	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$9,080	$10,475
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	1,285	1,143
4. Derivative Financial Instruments
In the normal course of business, we are exposed to market risks arising from adverse changes in:
•commodity prices affecting the cost of raw materials, and
•interest rates.
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
From time to time, we have entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. Gains and losses from the remeasurement of our interest rate swap contract agreement are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of interest expense during the period in which the hedged transaction takes place. There are no cash flow hedge interest rate swaps in place as of September 27, 2020.
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
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 27, 2020, we had outstanding lead forward contracts on approximately 21 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. As of September 27, 2020, there is a net asset balance related to the lead forward contracts. The balance is recorded as within other current and non-current assets and is immaterial.

5. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Three months ended
	September 27, 2020			September 29, 2019(1)
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$272,219	$—	$272,219	$210,172	$—	$210,172
Firearms	—	—	—	560	—	560
Hunting and Shooting	107,468	—	107,468	89,592	—	89,592
Action Sports	—	97,447	97,447	—	83,961	83,961
Outdoor Recreation (2)	—	98,045	98,045	—	60,731	60,731
Total	$379,687	$195,492	$575,179	$300,324	$144,692	$445,016

Geographic Region:
United States	$352,740	$151,783	$504,523	$272,409	$100,060	$372,469
Rest of the World	26,947	43,709	70,656	27,915	44,632	72,547
Total	$379,687	$195,492	$575,179	$300,324	$144,692	$445,016

	Six months ended
	September 27, 2020			September 29, 2019(1)
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$533,981	$—	$533,981	$423,982	$—	$423,982
Firearms	—	—	—	24,577	—	24,577
Hunting and Shooting	179,863	—	179,863	160,562	—	160,562
Action Sports	—	170,306	170,306	—	151,869	151,869
Outdoor Recreation (2)	—	170,169	170,169	—	143,800	143,800
Total	$713,844	$340,475	$1,054,319	$609,121	$295,669	$904,790

Geographic Region:
United States	$660,127	$266,800	$926,927	$540,232	$213,393	$753,625
Rest of the World	53,717	73,675	127,392	68,889	82,276	151,165
Total	$713,844	$340,475	$1,054,319	$609,121	$295,669	$904,790
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
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Numerator:
Net income (loss)	$79,645	$(11,898)	$120,121	$(28,513)
Denominator:
Weighted-average number of common shares outstanding basic:	58,193	57,768	58,124	57,746
Dilutive effect of share-based awards (1)	1,121	—	942	—
Diluted shares	59,314	57,768	59,066	57,746
Earnings (loss) per common share:
Basic	$1.37	$(0.21)	$2.07	$(0.49)
Diluted	$1.34	$(0.21)	$2.03	$(0.49)
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 26 for the three months ended September 27, 2020 and 296 for the six months ended September 27, 2020. Due to the loss from continuing operations for the three and six months ended, September 29, 2019, there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.
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

We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. Our estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic, which did not significantly impact our allowance.
Net receivables are summarized as follows:

	September 27, 2020	March 31, 2020
Trade receivables	$343,410	$323,436
Other receivables	7,590	4,841
Less: allowance for estimated credit losses and discounts	(14,408)	(14,760)
Net receivables	$336,592	$313,517
Walmart represented 19% and 13% of our total trade receivables balance as of September 27, 2020 and March 31, 2020, respectively. No other customer represented more than 10% of our total trade receivables balance as of September 27, 2020 or March 31, 2020.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts during the six months ended September 27, 2020:

Balance, March 31, 2020	$14,760
Provision for credit losses	1,146
Write-off of uncollectible amounts, net of recoveries	(523)
Discounts and other adjustments	(975)
Balance, September 27, 2020	$14,408
Note Receivable is summarized as follows:

	September 27, 2020	March 31, 2020
Principal	$12,000	$12,000
Less: unamortized discount	(3,599)	(3,990)
Note receivable, net, included within Deferred charges and other non-current assets	$8,401	$8,010

8. Inventories
Current net inventories consist of the following:

	September 27, 2020	March 31, 2020
Raw materials	$96,523	$85,609
Work in process	35,239	33,622
Finished goods	206,618	212,062
Net inventories	$338,380	$331,293
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $18,637 and $27,984 as of September 27, 2020 and March 31, 2020, respectively.
9. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	September 27, 2020	March 31, 2020
Derivatives	$248	$(1,426)
Pension and other postretirement benefits liabilities	(91,572)	(93,353)
Cumulative translation adjustment	(5,706)	(6,215)
Total AOCL	$(97,030)	$(100,994)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Three months ended September 27, 2020				Six months ended September 27, 2020
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(445)	$(92,463)	$(5,866)	$(98,774)	$(1,426)	$(93,353)	$(6,215)	$(100,994)
Change in fair value of derivatives	598	—	—	598	593	—	—	593
Net losses reclassified from AOCL	95	—	—	95	1,081	—	—	1,081
Net actuarial losses reclassified from AOCL (1)	—	970	—	970	—	1,938	—	1,938
Prior service costs reclassified from AOCL (1)	—	(79)	—	(79)	—	(157)	—	(157)
Net change in cumulative translation adjustment	—	—	160	160	—	—	509	509
Ending balance in AOCL	$248	$(91,572)	$(5,706)	$(97,030)	$248	$(91,572)	$(5,706)	$(97,030)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended September 29, 2019				Six months ended September 29, 2019
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(415)	$(73,937)	$(8,268)	$(82,620)	$735	$(74,670)	$(9,032)	$(82,967)
Change in fair value of derivatives	700	—	—	700	(450)	—	—	(450)
Net actuarial losses reclassified from AOCL (1)	—	812	—	812	—	1,623	—	1,623
Prior service costs reclassified from AOCL (1)	—	(78)	—	(78)	—	(156)	—	(156)
Currency translation gains reclassified from AOCL (2)	—	—	3,150	3,150	—	—	3,150	3,150
Net change in cumulative translation adjustment	—	—	(477)	(477)	—	—	287	287
Ending balance in AOCL	$285	$(73,203)	$(5,595)	$(78,513)	$285	$(73,203)	$(5,595)	$(78,513)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.
(2) Amounts related to the foreign currency translation gains realized upon the divestiture of our Firearms business in the three months ended September 29, 2019.

10. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the six months ended September 27, 2020. The entire goodwill balance of $83,167 as of September 27, 2020 and March 31, 2020 is allocated to our Shooting Sports segment.

Intangible assets by major asset class consisted of the following:

	September 27, 2020			March 31, 2020
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(16,294)	$32,066	$48,360	$(14,428)	$33,932
Patented technology	16,684	(10,925)	5,759	16,684	(10,490)	6,194
Customer relationships and other	238,620	(91,122)	147,498	238,220	(83,349)	154,871
Total	303,664	(118,341)	185,323	303,264	(108,267)	194,997
Non-amortizing trade names	111,103	—	111,103	111,103	—	111,103
Net intangible assets	$414,767	$(118,341)	$296,426	$414,367	$(108,267)	$306,100

Amortization expense for the three months ended September 27, 2020 and September 29, 2019 was $4,946 and $4,685, respectively, and for the six months ended September 27, 2020 and September 29, 2019 was $9,899 and $9,782, respectively.

As of September 27, 2020, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2021	$9,938
Fiscal 2022	19,831
Fiscal 2023	19,715
Fiscal 2024	19,663
Fiscal 2025	19,645
Thereafter	96,531
Total	$185,323

11. Other Current and Non-Current Liabilities
Other current and non-current liabilities consisted of the following:

	September 27, 2020	March 31, 2020
Rebates	$16,289	$16,225
Accrual for in-transit inventory	24,232	11,064
Other	87,569	70,908
Total other current liabilities	$128,090	$98,197

Long-term portion of accrued income tax liability	$34,915	$30,159
Other	21,349	13,345
Total other long-term liabilities	$56,264	$43,504
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

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2020	$9,149
Payments made	(1,823)
Warranties issued	1,280
Changes related to pre-existing warranties and other adjustments	(254)
Balance, September 27, 2020	$8,352
12. Long-term Debt
Long-term debt consisted of the following:

	September 27, 2020	March 31, 2020
ABL Revolving Credit Facility	$—	$167,256
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	350,000	517,256
Less: unamortized deferred financing costs	(4,695)	(5,450)
Carrying amount of long-term debt	$345,305	$511,806

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of September 27, 2020, based on the borrowing base less outstanding borrowings of $0 and outstanding letters of credit of $21,921, the amount available to us under the ABL Revolving Credit Facility was $348,774.
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
The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of September 27, 2020 was $10,000. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of September 27, 2020, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of September 27, 2020, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 0.50% for base rate loans and 1.50% for LIBO rate loans and (b) FILO revolving credit loans, 1.50% for base rate loans and 2.50% for LIBO rate loans. We had no outstanding borrowings under the New Credit Facilities as of September 27, 2020. See Note 4, Derivative Financial Instruments, for additional information. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.
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
Rank and guarantees—The New Credit Facilities' obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries and by Advanced Arrow S. de R.L. de C.V. and Hydrosport, S. de R.L. de C.V. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 5.875% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our New Credit Facilities or that guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $50,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 5.875% Notes will be released in any of the following circumstances:
•if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary;
•if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”;
•upon defeasance or satisfaction and discharge of the 5.875% Notes; or
•if such subsidiary guarantor has been released from its guarantees of indebtedness under the New Credit Facilities and all capital markets debt securities.
Covenants
New Credit Facilities— Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The financial covenants of the New Credit Facilities require us to maintain Excess Availability under the ABL Revolving Credit Facility of $42,500 at all times. If Excess Availability falls below $42,500 we must maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.00:1.00. As noted above, the Excess Availability under the ABL Revolving Credit Facility was $348,774 as of September 27, 2020. If we do not comply with the covenants in any one of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
The FCCR is Covenant EBITDA ("earnings before interest, taxes, depreciation, and amortization"), which includes adjustments for items such as non-recurring or extraordinary items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as adjustments for acquired or divested business units on a pro forma basis, less capital expenditures (subject to certain adjustments) for the past four fiscal quarters, divided by fixed charges, which includes debt principal and interest payments made over the past four fiscal quarters; plus income tax payments and restricted payments over the past four fiscal quarters.
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
The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of September 27, 2020, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.

Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the three months ended September 27, 2020 and September 29, 2019 totaled $654 and $4,378, respectively. Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the six months ended September 27, 2020 and September 29, 2019 totaled $7,956 and $20,032, respectively.
13. Employee Benefit Plans

During the three months ended September 27, 2020, we recognized an aggregate net benefit for employee defined benefit plans of $22 compared to $101 during the three months ended September 29, 2019.

During the six months ended September 27, 2020, we recognized an aggregate net benefit for employee defined benefit plans of $43 compared to $204 during the six months ended September 29, 2019.

Employer contributions and distributions—We made the entire fiscal 2021 required contributions to our pension trust during the six months ended September 27, 2020 of $7,100, and we made $1,200 of required contributions during the six months ended September 29, 2019. For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under our non-qualified supplemental executive retirement plan.

No additional contributions are required to be made to the pension trust for the remainder of fiscal 2021. No additional contributions are required, and we are not expecting to make any contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans for the remainder of fiscal 2021.

14. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the year-to-date effective tax rate for the prior year.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits businesses to offset 100% of taxable income with net operating loss ("NOL") carryovers and carrybacks for taxable years prior to 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also raises the limit on business interest deductions for tax years beginning in 2019 and 2020.
Further, during the quarter ended September 27, 2020, the IRS issued additional regulations addressing interest expense deductions and net operating loss carry back rules. The combination of the CARES Act and IRS regulations favorably impacts our tax provision for the current quarter and tax year ended March 31, 2021. This is driven by the increased allowable interest expense deduction in the current and prior two tax years and the ability for Vista to submit NOL carryback refunds claims for the prior two tax years to higher tax rate years. Further, the tax law changes allow Vista to offset prior year income with tax attributes that result in a reduction in the valuation allowance.

The income tax provisions for the three months ended September 27, 2020 and September 29, 2019 represent effective tax rates of (14.5)% and (8.1)%, respectively. The decrease in the rate from the prior year quarter is primarily caused by the recognition in the current quarter of the benefit of loss carrybacks to prior profitable years as permitted under IRS regulations recently issued under the CARES Act. The income tax provisions for the six months ended September 27, 2020 and September 29, 2019 represent effective tax rates of (8.1)% and (6.1)%, respectively. The decrease in the rate from the prior year period is primarily caused by recognition in the current period of the benefit of loss carrybacks to prior profitable years as permitted under IRS regulations recently issued under the CARES Act.
The effective tax rate for the three and six months ended September 27, 2020 was lower than the statutory rate primarily due to the benefit of loss carrybacks to prior profitable years. This is permitted under IRS regulations recently issued under the CARES Act and the decrease to the valuation allowance as a result of current year pre-tax income. The effective tax rate for the three and six months ended September 29, 2019 was lower than the statutory rate primarily due to increased valuation allowance and interest expense on uncertain tax positions. Lower tax rates are unfavorable when you are incurring losses as it indicates a lower income tax benefit. As we reported a loss in the prior year period, our unfavorable tax adjustments reduced the tax rate.

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
Income taxes paid, net of refunds, totaled $6,335 and $(139) for the six months ended September 27, 2020 and September 29, 2019, respectively.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $14,202 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $13,265.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $705 and $710 as of September 27, 2020 and March 31, 2020, respectively.
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
•Shooting Sports generated approximately 68% of our sales in the six months ended September 27, 2020. Shooting Sports is comprised of ammunition and hunting and shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, and optics products such as binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, premium gun care products and tactical products such as holsters, duty gear, bags and packs. Our Firearms business was divested early in the second quarter of fiscal 2020.
•Outdoor Products generated approximately 32% of our external sales in the six months ended September 27, 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.
Sales to Walmart represented 10% and 15% of our sales in the six months ended September 27, 2020 and September 29, 2019, respectively. No other single customer contributed 10% or more of our sales in the six months ended September 27, 2020 and September 29, 2019.
The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended September 27, 2020				Six months ended September 27, 2020
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$379,687	$195,492	$—	$575,179	$713,844	$340,475	$—	$1,054,319
Gross Profit	104,983	56,907	—	161,890	189,484	97,774	—	287,258
EBIT	70,337	26,385	(21,466)	75,256	124,901	37,892	(39,494)	123,299

	Three months ended September 29, 2019 (b)				Six months ended September 29, 2019 (b)
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$300,324	$144,692	$—	$445,016	$609,121	$295,669	$—	$904,790
Gross Profit	50,069	40,917	(722)	90,264	105,463	80,602	(723)	185,342
EBIT	15,994	10,327	(25,014)	1,307	32,813	17,178	(53,438)	(3,447)
(a) There were no reconciling items for the three and six months ended September 27, 2020. Reconciling items for the three months ended September 29, 2019 include $6,569 of restructuring and asset impairment charges, contingent consideration expenses of $843 and transaction costs of $82. Reconciling items for the six months ended September 29, 2019 include $9,429 of held for sale impairment charges, $7,292 of restructuring and asset impairment charges, contingent consideration expenses of $1,685 and transaction costs of $483.
(b) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
There were no significant intersegment sales for the three and six months ended September 27, 2020 and September 29, 2019.
18. Subsequent Event

On October 12, 2020, Vista acquired certain assets related to Remington Outdoor Company, Inc.’s (ROC) ammunition and accessories businesses, including Remington's ammunition manufacturing facility in Lonoke, Arkansas and related intellectual property. The aggregate consideration of the transaction was approximately $81.4 million for the assets acquired, subject to certain customary closing adjustments. We funded the acquisition using a combination of approximately $51 million of cash on hand and approximately $30 million draw from our existing asset-based revolving credit facility. $12.2 million of the purchase price was deposited into an escrow account during the second quarter prior to closing, and is included in restricted cash and cash equivalents on the condensed consolidated balance sheet. The acquisition will allow us to leverage our current manufacturing infrastructure, distribution channels and scale to restore efficiency, profitable and sustainability to the Remington ammunition and accessories business. The Remington operations will be included in our Shooting Sports segment. During the six months ended September 27, 2020, we incurred a total of $1.8 million of acquisition related costs, including legal and other professional fees, related to the acquisition, all of which were reported in general and administrative expense in the condensed consolidated statement of operations.

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

•impacts from the COVID-19 pandemic on our operations, the operations of our customers and suppliers and general economic conditions;
•general economic and business conditions in the United States and our markets outside the United States, including conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers;
•our ability to attract and retain key personnel and maintain and grow our relationships with customers, suppliers, and other business partners, including our ability to obtain acceptable third-party licenses;
•our ability to adapt our products to changes in technology, the marketplace and customer preferences, including our ability to respond to shifting preferences of the end consumer from brick and mortar retail to online retail;
•our ability to maintain and enhance brand recognition and reputation;
•others' use of social media to disseminate negative commentary about us and boycotts;
•reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, accessories, or other outdoor sports and recreation products;
•risks associated with our sales to significant retail customers, including unexpected cancellations, delays, and other changes to purchase orders;
•supplier capacity constraints, production disruptions or quality or price issues affecting our operating costs;
•our competitive environment;
•risks associated with diversification into new international and commercial markets, including regulatory compliance;
•changes in the current tariff structures;
•the supply, availability and costs of raw materials and components;
•increases in commodity, energy, and production costs;
•changes in laws, rules and regulations relating to our business, such as federal and state ammunition regulations;
•our ability to realize expected benefits from acquisitions and integrate acquired businesses;
•our ability to execute our strategic transformation plan, including our ability to realize expected benefits from the divestiture of non-core brands and profitability improvement initiatives;
•our ability to take advantage of growth opportunities in international and commercial markets;
•foreign currency exchange rates and fluctuations in those rates;
•the outcome of contingencies, including with respect to litigation and other proceedings relating to intellectual property, product liability, warranty liability, personal injury, and environmental remediation;
•risks associated with cybersecurity and other industrial and physical security threats;
•capital market volatility and the availability of financing;
•changes to accounting standards or policies; and
•changes in tax rules or pronouncements.

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
Business Overview
We serve the outdoor sports and recreation markets through a diverse portfolio of nearly 40 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protective equipment for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell products directly to consumers through the relevant brand's website and third party e-tail websites. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our partners in the channel as well as end consumers.
Organizational Structure
We conduct our operations through two reportable segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of September 27, 2020, Vista Outdoor's two segments were Shooting Sports and Outdoor Products:
•Shooting Sports generated approximately 68% of our external sales in the six months ended September 27, 2020. Shooting Sports is comprised of ammunition and hunting and shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, and optics products such as binoculars, riflescopes and telescopes. Shooting accessories products include reloading equipment, clay targets, and premium gun care products and tactical products such as holsters, duty gear, bags and packs. Our Firearms business was divested early in the second quarter of fiscal 2020.
•Outdoor Products generated approximately 32% of our external sales in the six months ended September 27, 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.
Business Strategy
In fiscal year 2019, Vista Outdoor embarked on its multi-year strategic transformation plan to reposition the Company to be the leading designer, manufacturer, and marketer of consumer products in the outdoor sports and recreation markets. The primary goal of the transformation plan is to drive profitable growth by delivering innovative products and industry leading customer and online customer experiences. Cost savings delivered are re-invested into improvements needed in capabilities, systems, innovation and organic and inorganic growth opportunities. Vista Outdoor believes this plan will deliver long-term sustainable and profitable growth and ultimately create value for its shareholders.
To achieve its multi-year strategic transformation goals, we are relentlessly focused on the following five strategic pillars, which define key priorities and investment focus areas for the organization:
•Optimize our Organizational Structure: Invest in talent while reducing costs and building a culture of agility, efficiency, and innovation.
•Create Leading Centers of Excellence in Operational Excellence and E-Commerce: Leverage our shared resources, expertise and scale to:
◦achieve operational excellence and improve margins across each of our brands; and
◦accelerate and enhance e-commerce, direct-to-consumer and digital marketing capabilities across all of our brands.
•Reduce Financial Leverage: Strengthen the Company’s balance sheet, improve financial flexibility, and pay down debt through enhanced cash-flow generation and the divestiture of non-core businesses.

•Return to Organic Growth: Identify and capture opportunities for organic growth and market share expansion by:
◦Allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and
◦Leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.
•Tuck-in Acquisitions: With a stronger balance sheet in place complementing our organic growth initiatives, identify and acquire smaller, complimentary, synergistic businesses that, through the help of our Centers of Excellence, we can take to the next level in terms of sales and profitability.
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
For the remainder of fiscal year 2021, we intend to build on the capabilities developed during the first two years of our transformation, with an additional emphasis going forward on driving long-term, profitable sales growth. Vista Outdoor has plans in place under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and improved cash generation, solidifying our position as the outdoor sports and recreation market leader.
Financial Highlights and Notable Events
Certain notable events or activities affecting our second quarter fiscal 2021 financial results included the following:
•Quarterly sales increased $130,163 or 29.2% for the three months ended September 27, 2020 as compared to three months ended September 29, 2019. Shooting Sports increased $79,363 or 26.4% which was primarily driven by strong demand in the market for our products particularly centerfire rifle and pistol ammunition and hunting & shooting accessories, and improved pricing. Outdoor Products sales increased $50,800 or 35.1% driven by strong demand across all businesses.
•Gross profit increased $71,626 or 79.4% for the three months ended September 27, 2020 as compared to three months ended September 29, 2019. Gross profit for Shooting Sports increased $54,914 or 109.7% primarily driven by sales volume and pricing as described above and operating efficiencies. Gross profit for Outdoor Products increased $15,990 or 39.1%, primarily driven by sales volume and strong direct-to-consumer sales.
•EBIT increased $73,949 or 5,658% for the three months ended September 27, 2020 as compared to three months ended September 29, 2019. The increase is primarily due the reasons described above regarding gross profit.
•We are reporting $1.34 of diluted EPS for the three months ended September 27, 2020 as compared to diluted EPS of $(0.21) for the three months ended September 29, 2019.
•During the three months ended September 27, 2020, we reduced our principal balance to $0 on the ABL Revolving Credit Facility with cash generated from operations.
•Subsequent to quarter end, on October 12, 2020, Vista acquired certain assets related to Remington Outdoor Company, Inc.’s (ROC) ammunition and accessories businesses, including the ammunition manufacturing facility in Lonoke, Arkansas and related intellectual property. See Note 18, Subsequent Event, for additional information.
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

Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by participation rates and the political environment. The market for shooting sports products softened dramatically following the 2016 United States presidential election but began to recover in the third quarter of our fiscal year 2020. There continues to be a growing trend in the industry with our end users towards empowerment and personal protection. The extent and duration of this increase in demand for hunting and shooting-sports related products is uncertain. We expect that during our fiscal year 2021 demand for hunting and shooting-sports related products will be influenced by nationwide civil unrest, the COVID-19 pandemic, the 2020 United States presidential election cycle, and their associated impacts on general economic and retail conditions.
We believe that these long-term participation trends support our expectation of increasing demand for hunting and shooting-sports related products. Participation rates have remained strong despite the COVID-19 pandemic and nationwide civil unrest, and we are seeing an expanded demographic of users. We expect to see continued increases in participation as consumers look to local outdoor activities as a substitute for travel and other competing pursuits impacted by the COVID-19 pandemic. We believe we are well-positioned to succeed and capitalize on this demand given our scale and global operating platform, which we believe is particularly difficult to replicate in the highly regulated and capital-intensive ammunition manufacturing sector.
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

Fiscal 2021 Compared to Fiscal 2020
The Company’s net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended				Six months ended
Net Sales:	September 27, 2020	September 29, 2019 (1)	$ Change	% Change	September 27, 2020	September 29, 2019 (1)	$ Change	% Change
Shooting Sports	$379,687	$300,324	$79,363	26.4%	713,844	609,121	$104,723	17.2%
Outdoor Products	195,492	144,692	50,800	35.1%	340,475	295,669	44,806	15.2%
Total net sales	$575,179	$445,016	$130,163	29.2%	$1,054,319	$904,790	$149,529	16.5%
(1) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Three months ended
Shooting Sports— The increase in sales was driven by continued consumer trends towards personal protection and resurgence in outdoor recreation activities. These trends were evident in our centerfire rifle and pistol ammunition and hunting and shooting accessories products, in combination with improved pricing.
Outdoor Products—The increase in sales was primarily driven by the resurgence in outdoor recreation activities and an increase in e-commerce channel across all brands, but particularly seen in our Outdoor Cooking and Golf businesses.
Six months ended
Shooting Sports— The increase in sales was primarily driven by strong demand in the market for our products particularly centerfire rifle and pistol ammunition and hunting and shooting accessories, and improved pricing. These increases were partially offset by the sale of our Firearms Business in July 2019, which accounted for approximately $25,000 of net sales.
Outdoor Products—The increase in sales was primarily driven by strong demand primarily in our Outdoor Cooking, Action Sports and Golf businesses. Partially offset by retail store closures and supply chain interruptions in our first quarter.

	Three months ended				Six months ended
Gross Profit:	September 27, 2020	September 29, 2019 (1)	$ Change	% Change	September 27, 2020	September 29, 2019 (1)	$ Change	% Change
Shooting Sports	$104,983	$50,069	$54,914	109.7%	$189,484	$105,463	$84,021	79.7%
Outdoor Products	56,907	40,917	15,990	39.1%	97,774	80,602	17,172	21.3%
Corporate and other	—	(722)	722	100.0%	$—	$(723)	$723	100.0%
Total gross profit	$161,890	$90,264	$71,626	79.4%	$287,258	$185,342	$101,916	55.0%
Three months ended
Shooting Sports—The increase in gross profit was primarily driven by sales volume and pricing as described above and operating efficiencies.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume as described above, and strong direct-to-consumer sales.
Six months ended
Shooting Sports—The increase in gross profit was primarily driven by sales volume and pricing as described above and operating efficiencies. These increases were partially offset by the sale of our Firearms Business in July 2019, which accounted for approximately $6,000 of gross profit.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume as described above and strong direct-to-consumer sales.

	Three months ended				Six months ended
EBIT:	September 27, 2020	September 29, 2019 (1)	$ Change	% Change	September 27, 2020	September 29, 2019 (1)	$ Change	% Change
Shooting Sports	$70,337	$15,994	$54,343	339.8%	$124,901	$32,813	$92,088	280.6%
Outdoor Products	26,385	10,327	16,058	155.5%	37,892	17,178	20,714	120.6%
Corporate and other	(21,466)	(25,014)	3,548	14.2%	(39,494)	(53,438)	13,944	26.1%
Total EBIT	$75,256	$1,307	$73,949	5,657.9%	$123,299	$(3,447)	$126,746	3,677.0%
Three months ended
Shooting Sports—The increase in EBIT was primarily driven by the gross profit increase.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase.
Corporate and Other—The operating expense reduction was primarily driven by the reduction of restructuring, asset impairments and contingent consideration, partially offset by incentive compensation accrual and higher transaction costs in the current year.
Six months ended
Shooting Sports—The increase in EBIT was primarily driven by the gross profit increase and an operating expense reduction of $8,067. The operating expense reduction was primarily driven by the sale of our Firearms Business in July 2019, which accounted for approximately $4,800 of EBIT, decreased travel and trade show expenses due to the COVID-19 pandemic, and the benefits from prior year cost savings initiatives, partially offset by increased incentive compensation accruals.
Outdoor Products—The increase in EBIT primarily driven by the gross profit increase and an operating expense reduction of $3,542. The operating expense reduction was primarily driven by decreased travel and trade show expenses due to the COVID-19 pandemic and the benefits from prior year cost savings initiatives, partially offset by higher selling and marketing costs due to higher sales volumes.
Corporate and Other—The operating expense reduction was primarily driven by prior year held for sales asset impairment of $9,429 in our Firearms business and reduction of prior year restructuring, asset impairments and contingent consideration, partially offset by incentive compensation accrual and higher transaction costs in the current year.

	Three months ended				Six months ended
Interest expense, net:	September 27, 2020	September 29, 2019	$ Change	% Change	September 27, 2020	September 29, 2019	$ Change	% Change
Corporate and other	$5,715	$12,314	$(6,599)	(53.6)%	$12,133	$23,438	$(11,305)	(48.2)%
The decrease in interest expense was due to a reduction in our average principal debt balance and reduction in our interest rate on the ABL Revolving Credit Facility.

	Three months ended					Six months ended
Income Tax Provision:	September 27, 2020	Effective Rate	September 29, 2019	Effective Rate	$ Change	September 27, 2020	Effective Rate	September 29, 2019	Effective Rate	$ Change
Corporate and other	$(10,104)	(14.5)%	$891	(8.1)%	$(10,995)	$(8,955)	(8.1)%	$1,628	(6.1)%	$(10,583)
See Note 14, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.
Three and six months ended
The decrease in the tax rate from the prior year quarter and six-month period was primarily caused by recognition of the benefit of loss carrybacks to prior profitable years. This is allowed under recently issued IRS regulations due to the CARES Act. As of March 31, 2020, there were approximately $38 million of tax-effected operating loss, credits and interest deduction carryforwards included in our deferred tax assets. Over $17 million was utilized in the loss carrybacks and we anticipate that the remainder will be used to reduce our tax liability in fiscal 2021 and future years if qualifying taxable income is generated. Additionally we have $102 million gross and $26 million net of capital loss carryforwards at the beginning of the year. This amount could be utilized to reduce our cash taxes and our tax expense in the event we have qualifying capital gains.

We have filed for federal carryback claims of $43 million, which had a favorable rate impact of approximately $8 million in the prior year, and $35 million favorable impact on the tax rate in the current year.

In addition to the federal carryback claims, we have recognized a current year benefit of approximately $30 million gross and $6 million net due to the use of interest deduction carryforwards and other timing items. Additionally we have a current year benefit of approximately $110 million gross and $4 million net due to the use of state NOL carryforwards as a result of current year income and their related reduction of the valuation allowance. We have also recognized a current year benefit of approximately $1.2 million net due to the use of R&D credit carryforwards as a result of current year income and their related reduction of the valuation allowance.

We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and potential future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Reduction of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any valuation allowance reduction is subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Our cash flows from operating, investing and financing activities are summarized as follows:

	Six months ended
Cash Flows:	September 27, 2020	September 29, 2019
Cash provided by (used for) operating activities	$197,825	$(8,238)
Cash (used for) provided by investing activities	(9,640)	139,107
Cash used for financing activities	(166,690)	(129,921)
Effect of foreign exchange rate fluctuations on cash and restricted cash	86	(72)
Net cash flows	$21,581	$876
Operating Activities—Cash provided by operating activities increased $206,063 in the six months ended September 27, 2020 compared to the prior year period. The change from the prior-year period was primarily driven by increased net income, as well as favorable changes in net working capital. The increased cash from net working capital was driven primarily by the reduction of inventory, the timing of vendor payments and the deferral of certain employer payroll tax payments under the CARES Act, which was partially offset by the timing of income tax refunds and increased accounts receivable due to increased sales, as compared to the prior year period.
Investing Activities—Cash used for investing activities was $9,640 for the six months ended September 27, 2020 compared to cash provided of $139,107 in the prior-year period. The change was driven by proceeds from the divestiture of our Firearms business in the prior year period.
Financing Activities—Cash used for financing activities increased by $36,769 for the six months ended September 27, 2020 compared to the prior year period. The change was primarily due to repayments of borrowings under the ABL Revolving Credit Facility.
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

Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth and as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. As of September 27, 2020, based on the borrowing base less outstanding borrowings of $0 and outstanding letters of credit of $21,921, the amount available to us under the ABL Revolving Credit Facility was $348,774.
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
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 37.9% as of September 27, 2020.
Additional information about our ABL Revolving Credit Facility, and long-term debt is presented in 12, Long-term Debt, to the Notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of September 27, 2020, current and long-term operating lease liabilities of $10,457 and $69,852, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
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
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Sales to Walmart represented 10% and 15% of our sales in the six months ended September 27, 2020 and September 29, 2019, respectively. No other single customer contributed 10% or more of our sales in the six months ended September 27, 2020 and September 29, 2019.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices and foreign currency exchange rates. Our market risks at September 27, 2020 are similar to those disclosed in our Annual Report on Form 10-K for fiscal 2020. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal 2020, as filed with the SEC on June 3, 2020, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 27, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the six months ended September 27, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7*	Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).
10.1*	Vista Outdoor Inc. 2020 Stock Incentive Plan (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2020).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	November 5, 2020	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)