Form 10-Q
period 2020-12-27
Vista Outdoor Inc.
filed 2021-02-04
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 25, 2021, there were 58,323,299 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 27, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$96,467	$31,375
Net receivables	315,709	313,517
Net inventories	353,816	331,293
Income tax receivable	40,496	7,626
Other current assets	20,131	25,200
Total current assets	826,619	709,011
Net property, plant, and equipment	196,624	184,733
Operating lease assets	73,114	69,024
Goodwill	84,539	83,167
Net intangible assets	317,826	306,100
Deferred charges and other non-current assets, net	30,023	39,254
Total assets	$1,528,745	$1,391,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117,204	$89,996
Accrued compensation	44,536	38,806
Federal excise, use, and other taxes	24,467	19,702
Other current liabilities	142,042	98,197
Total current liabilities	328,249	246,701
Long-term debt	345,683	511,806
Deferred income tax liabilities	15,334	12,810
Long-term operating lease liabilities	78,429	73,738
Accrued pension and postemployment benefits	50,873	60,225
Other long-term liabilities	51,449	43,504
Total liabilities	870,017	948,784
Commitments and contingencies (Notes 3, 12, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 58,320,136 shares as of December 27, 2020 and 58,038,822 shares as of March 31, 2020	583	580
Additional paid-in capital	1,742,543	1,744,096
Accumulated deficit	(761,048)	(960,048)
Accumulated other comprehensive loss	(94,613)	(100,994)
Common stock in treasury, at cost — 5,644,303 shares held as of December 27, 2020 and 5,925,617 shares held as of March 31, 2020	(228,737)	(241,129)
Total stockholders' equity	658,728	442,505
Total liabilities and stockholders' equity	$1,528,745	$1,391,289

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Sales, net	$574,679	$424,770	$1,628,998	$1,329,560
Cost of sales	411,447	335,980	1,178,508	1,055,428
Gross profit	163,232	88,790	450,490	274,132
Operating expenses:
Research and development	5,483	5,703	15,855	17,750
Selling, general, and administrative	88,768	64,418	242,355	231,298
Impairment of held-for-sale assets (Note 2)	—	—	—	9,429
Earnings before interest, income taxes, and other	68,981	18,669	192,280	15,655
Other income (expense), net (Note 4)	18,467	—	18,467	(433)
Earnings before interest and income taxes	87,448	18,669	210,747	15,222
Interest expense, net	(5,619)	(8,373)	(17,752)	(31,811)
Earnings (loss) before income taxes	81,829	10,296	192,995	(16,589)
Income tax (provision) benefit	(2,950)	4,352	6,005	2,724
Net income (loss)	$78,879	$14,648	$199,000	$(13,865)
Earnings (loss) per common share:
Basic	$1.35	$0.25	$3.42	$(0.24)
Diluted	$1.31	$0.25	$3.34	$(0.24)
Weighted-average number of common shares outstanding:
Basic	58,303	57,878	58,183	57,812
Diluted	60,101	57,978	59,594	57,812

Net income (loss) (from above)	$78,879	$14,648	$199,000	$(13,865)
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax of $0 for each period presented	(78)	(79)	(235)	(235)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax of $0 for each period presented	969	812	2,907	2,435
Change in derivatives, net of tax of $0 for each period presented	1,151	(725)	2,825	(1,175)
Currency translation gains reclassified from accumulated other comprehensive loss	—	—	—	3,150
Change in cumulative translation adjustment	375	263	884	550
Total other comprehensive income	2,417	271	6,381	4,725
Comprehensive income (loss)	$81,296	$14,919	$205,381	$(9,140)

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 27, 2020	December 29, 2019
Operating Activities:
Net income (loss)	$199,000	$(13,865)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	33,625	36,207
Amortization of intangible assets	14,845	14,996
Impairment of held-for-sale assets (Note 2)	—	9,429
Amortization of deferred financing costs	1,133	5,569
Gain on sale of business	(18,467)	—
Deferred income taxes	2,449	348
Loss (gain) on disposal of property, plant, and equipment	1,850	(48)
Loss on divestiture	—	431
Share-based compensation	10,013	5,167
Changes in assets and liabilities:
Net receivables	(1,786)	38,098
Net inventories	6,966	(7,510)
Accounts payable	28,067	(4,676)
Accrued compensation	4,015	(9,865)
Accrued income taxes	(36,027)	(3,744)
Federal excise, use, and other taxes	4,729	(2,243)
Pension and other postretirement benefits	(6,680)	(2,521)
Other assets and liabilities	63,587	(2,719)
Cash provided by operating activities	307,319	63,054
Investing Activities:
Capital expenditures	(17,603)	(21,977)
Proceeds from sale of business	23,654	—
Acquisition of Remington (Note 4)	(81,691)	—
Proceeds from sale of our Firearms Business	—	156,567
Proceeds from the disposition of property, plant, and equipment	25	270
Cash (used for) provided by investing activities	(75,615)	134,860
Financing Activities:
Borrowings on lines of credit	73,077	272,321
Payments on lines of credit	(240,333)	(312,623)
Payments made on long-term debt	—	(144,509)
Payments made for debt issuance costs	—	(903)
Deferred payments for acquisitions	—	(1,348)
Proceeds from exercise of stock options	1,100	—
Payment of employee taxes related to vested stock awards	(576)	(507)
Cash used for financing activities	(166,732)	(187,569)
Effect of foreign exchange rate fluctuations on cash	120	(212)
Increase in cash and cash equivalents	65,092	10,133
Cash and cash equivalents at beginning of period	31,375	21,935
Cash and cash equivalents at end of period	$96,467	$32,068
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,931	$1,331
.
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, September 27, 2020	58,256,243	$583	$1,742,645	$(839,927)	$(97,030)	$(231,634)	$574,637
Comprehensive income	—	—	—	78,879	2,417	—	81,296
Exercise of stock options	27,382	—	(594)	—	—	1,110	516
Share-based compensation	—	—	2,547	—	—	—	2,547
Restricted stock vested and shares withheld	28,002	—	(1,778)	—	—	1,442	(336)
Employee stock purchase plan	3,537	—	(76)	—	—	144	68
Other	4,972	—	(201)	—	—	201	—
Balance, December 27, 2020	58,320,136	$583	$1,742,543	$(761,048)	$(94,613)	$(228,737)	$658,728

Balance, September 29, 2019	57,787,433	$578	$1,752,175	$(833,482)	$(78,513)	$(252,257)	$588,501
Comprehensive income	—	—	—	14,648	271	—	14,919
Share-based compensation	—	—	1,593	—	—	—	1,593
Restricted stock vested and shares withheld	55,385	—	(3,392)	—	—	3,191	(201)
Employee stock purchase plan	11,980	—	(419)	—	—	489	70
Other	54,847	—	(412)	—	—	480	68
Balance, December 29, 2019	57,909,645	$578	$1,749,545	$(818,834)	$(78,242)	$(248,097)	$604,950

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	199,000	6,381	—	205,381
Exercise of stock options	83,196	—	(2,055)	—	—	3,376	1,321
Share-based compensation	—	—	10,013	—	—	—	10,013
Restricted stock vested and shares withheld	79,506	—	(4,843)	—	—	4,201	(642)
Employee stock purchase plan	8,972	—	(222)	—	—	365	143
Other	109,640	3	(4,446)	—	—	4,450	7
Balance, December 27, 2020	58,320,136	$583	$1,742,543	$(761,048)	$(94,613)	$(228,737)	$658,728

Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive income (loss)	—	—	—	(13,865)	4,725	—	(9,140)
Share-based compensation	—	—	5,167	—	—	—	5,167
Restricted stock vested and shares withheld	91,110	—	(5,785)	—	—	5,437	(348)
Employee stock purchase plan	23,008	—	(777)	—	—	940	163
Other	84,593	1	(1,479)	—	—	1,546	68
Balance, December 29, 2019	57,909,645	$578	$1,749,545	$(818,834)	$(78,242)	$(248,097)	$604,950
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended December 27, 2020
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer and marketer of outdoor and shooting sports products. We conduct our operations through two reportable segments, Shooting Sports and Outdoor Products. We are headquartered in Anoka, Minnesota and have 15 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“fiscal 2020”).

Reclassifications—Changes to the mathematical sign used to denote income taxes for the three and nine months ended December 29, 2019 were made to conform to the current period presentation in the condensed consolidated statements of income. This reclassification had no impact to our key metrics including Earnings (loss) before income taxes or Net income (loss).

Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2020. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of December 27, 2020 and March 31, 2020, our results of operations for the three and nine months ended December 27, 2020 and December 29, 2019, and our cash flows for the nine months ended December 27, 2020 and December 29, 2019.

New Accounting Pronouncements

Our accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our fiscal year 2020 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the following new accounting standards.

Accounting Standards Adopted During this Fiscal Year

On April 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("Topic 326"). This new standard is intended to improve financial reporting by requiring more timely recording of credit losses on our trade accounts receivable and requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures. For further information, see Note 8, Receivables.

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
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
Interest Rate Swaps—We periodically enter into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. The fair value of those swaps is determined using a pricing model based on observable inputs for similar instruments and other market assumptions. We consider these to be Level 2 instruments. See Note 5, Derivative Financial Instruments, for additional information.
Commodity Price Hedging Instruments—We periodically enter into commodity forward contracts to hedge our exposure to price fluctuations on certain commodities we use for raw material components in our manufacturing process. When actual commodity prices exceed the fixed price provided by these contracts, we receive this difference from the counterparty, and when actual commodity prices are below the contractually provided fixed price, we pay this difference to the counterparty. We consider these to be Level 2 instruments. See Note 5, Derivative Financial Instruments, for additional information.
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
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at December 27, 2020 and March 31, 2020, approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents at December 27, 2020 and March 31, 2020 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	December 27, 2020		March 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$350,000	$354,813	$350,000	$284,375
Variable-rate debt (2)	—	—	167,256	167,256
(1) In fiscal 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes (the "5.875% Notes") that mature on October 1, 2023. These notes are unsecured and senior obligations. The fair value of the fixed-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities, based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for information on long-term debt, including certain risks and uncertainties.

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
We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended December 27, 2020 there were no impairments recorded related to our assets that are measured at fair value on a nonrecurring basis. During the nine months ended December 29, 2019, we recognized an impairment of $9,429 related to an expected loss on the sale of the held-for-sale assets of our Firearms business.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	December 27, 2020	March 31, 2020
Assets:
Operating lease assets	Operating lease assets	$73,114	$69,024

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$9,983	$10,780
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	78,429	73,738
Total lease liabilities		$88,412	$84,518
The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the unaudited condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended		Nine months ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Fixed operating lease costs (1)	$5,593	$5,733	$15,704	$15,349
Variable operating lease costs	806	846	2,047	2,085
Sublease income	(67)	—	(732)	(386)
Net Lease costs	$6,332	$6,579	$17,019	$17,048
(1) Includes short-term leases, which are immaterial.

	December 27, 2020	March 31, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	9.52	9.55

Weighted Average Discount Rate:
Operating leases	8.65%	8.64%
The approximate minimum lease payments under non-cancelable operating leases as of December 27, 2020 are as follows:

Remainder of fiscal 2021	$4,429
Fiscal 2022	16,581
Fiscal 2023	15,107
Fiscal 2024	13,410
Fiscal 2025	12,246
Thereafter	71,628
Total lease payments	133,401
Less imputed interest	(44,989)
Present value of lease liabilities	$88,412
Supplemental cash flow information related to leases is as follows:

	Nine months ended
	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,077	$15,111
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	11,487	1,848
4. Acquisitions and Divestitures

During the quarter we acquired certain assets related to Remington Outdoor Company, Inc.’s ("Remington") ammunition and accessories businesses, including Remington's ammunition manufacturing facility in Lonoke, Arkansas and related intellectual property. The aggregate consideration of the transaction including working capital adjustments was $81,691 for the net assets acquired, subject to certain customary closing adjustments. We funded the acquisition using a combination of approximately $51,691 of cash on hand and approximately $30,000 drawn from our existing asset-based revolving credit facility. The acquisition will allow us to leverage our current manufacturing infrastructure, distribution channels and scale to restore efficiency, profitability and sustainability to the Remington ammunition and accessories business.

Remington's net sales of $15,334 and a net loss of $7,874 since the acquisition date, October 12, 2020, were included in our consolidated results for the three months ended December 27, 2020, and reflected in the Shooting Sports reportable segment.

We accounted for the acquisition of Remington as a business combination using the acquisition method of accounting. The preliminary purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies along with the assembled workforce acquired. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.

Remington Preliminary Purchase Price Allocation:

	October 12, 2020
Total preliminary purchase price:
Cash paid		$81,400
Cash paid for working capital		291
Total purchase price		81,691
Preliminary fair value of assets acquired:
Inventories	$20,021
Intangible assets	26,200
Property, plant, and equipment	31,250
Other assets	3,363
Total assets	80,834
Preliminary fair value of liabilities assumed:
Accounts payable	311
Other liabilities	2,969
Total liabilities	3,280
Net assets acquired		77,554
Goodwill		$4,137

Intangible assets above include:

	Value	Useful life (years)
Indefinite lived tradenames	$24,500	Indefinite
Customer relationships	1,700	20

Supplemental Pro Forma Data:

The following pro forma financial information presents our results as if the Remington acquisition had occurred on April 1, 2019:

	Three months ended		Nine months ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Sales, net	$579,332	$463,061	$1,701,872	$1,465,492
Net income (loss)	79,476	3,732	187,841	(56,133)

The unaudited supplemental pro forma data above include the following significant non-recurring adjustments to net income (loss) to account for certain costs which would have been incurred if the Remington acquisition had been completed on April 1, 2019:

	Three months ended		Nine months ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Fees for advisory, legal, and accounting services (1)	$(1,459)	$—	$(3,260)	$3,260
Inventory step-up, net (2)	(400)	—	(400)	400
Interest (3)	—	717	835	2,936
Depreciation (4)	—	951	1,902	2,853
Amortization (5)	—	21	42	63
Income taxes (6)	290	—	2,324	—

(1) Adjustment for fees that were incurred in connection with the acquisition of Remington during fiscal 2021 as if those fees were incurred during the first quarter of fiscal 2020. Costs were recorded in Selling, general, and administrative expense. We paid a total of $3,260 in transaction costs.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory which was expensed over the first inventory cycle.
(3) Adjustment to reflect an increase in interest expense resulting from interest on the asset-based revolving credit facility.
(4) Adjustment for depreciation related to the revised basis of the acquired property, plant and equipment and change in estimated useful lives.
(5) Adjustment for amortization of acquired intangible assets.
(6) Income tax effect of the adjustments made at a blended federal and state statutory rate including the impact of the valuation allowance.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of our future consolidated results of operations. The pro forma financial information presented above has been derived from our historical condensed consolidated financial statements and from the historical accounting records of Remington.

Divestiture of Business:

We entered into an asset purchase agreement during the quarter to sell a non-strategic business in our Shooting Sports segment. As part of the agreement we will provide limited transition services that will be complete by the end of the fiscal year. During the three months ended December 27, 2020 we recognized a pretax gain on this divestiture of approximately $18,467, which is included in other income/(expense) on the condensed consolidating statements of income. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on the Company's ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit. See Note 11, Goodwill and Intangible Assets.

5. Derivative Financial Instruments
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
From time to time, we have entered into floating-to-fixed interest rate swap agreements in order to hedge our forecasted interest payments on our outstanding variable-rate debt. Gains and losses from the remeasurement of our interest rate swap contract agreement are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of interest expense during the period in which the hedged transaction takes place. There are no cash flow hedge interest rate swaps in place as of December 27, 2020.
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
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of December 27, 2020, we had outstanding lead forward contracts on approximately 16 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. As of December 27, 2020, there is an asset balance related to the lead forward contracts. The balance is recorded within other current and non-current assets and is immaterial.

6. Revenue Recognition

The following tables disaggregate our net sales by major category:

	Three months ended
	December 27, 2020			December 29, 2019(1)
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$287,855	$—	$287,855	$202,316	$—	$202,316
Hunting and Shooting	113,662	—	113,662	83,144	—	83,144
Action Sports	—	88,907	88,907	—	75,661	75,661
Outdoor Recreation (2)	—	84,255	84,255	—	63,649	63,649
Total	$401,517	$173,162	$574,679	$285,460	$139,310	$424,770

Geographic Region:
United States	$369,720	$126,567	$496,287	$253,573	$91,427	$345,000
Rest of the World	31,797	46,595	78,392	31,887	47,883	79,770
Total	$401,517	$173,162	$574,679	$285,460	$139,310	$424,770

	Nine months ended
	December 27, 2020			December 29, 2019(1)
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$821,837	$—	$821,837	$626,298	$—	$626,298
Firearms	—	—	—	24,577	—	24,577
Hunting and Shooting	293,525	—	293,525	243,705	—	243,705
Action Sports	—	259,213	259,213	—	227,531	227,531
Outdoor Recreation (2)	—	254,423	254,423	—	207,449	207,449
Total	$1,115,362	$513,636	$1,628,998	$894,580	$434,980	$1,329,560

Geographic Region:
United States	$1,029,848	$393,367	$1,423,215	$793,805	$304,820	$1,098,625
Rest of the World	85,514	120,269	205,783	100,775	130,160	230,935
Total	$1,115,362	$513,636	$1,628,998	$894,580	$434,980	$1,329,560
(1) We changed our operating segments during the fourth quarter of fiscal 2020 (see Note 18, Operating Segment Information). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
(2) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, and Golf.
Product Sales:
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
7. Earnings Per Share
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
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Numerator:
Net income (loss)	$78,879	$14,648	$199,000	$(13,865)
Denominator:
Weighted-average number of common shares outstanding basic:	58,303	57,878	58,183	57,812
Dilutive effect of share-based awards (1)	1,798	100	1,411	—
Diluted shares	60,101	57,978	59,594	57,812
Earnings (loss) per common share:
Basic	$1.35	$0.25	$3.42	$(0.24)
Diluted	$1.31	$0.25	$3.34	$(0.24)
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 22 and 296 for the three and nine months ended December 27, 2020, respectively, and 958 for the three months ended December 29, 2019. Due to the loss from continuing operations for the nine months ended, December 29, 2019 there are no common shares added to calculate dilutive EPS because the effect would be antidilutive.
8. Receivables
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
Net receivables are summarized as follows:

	December 27, 2020	March 31, 2020
Trade receivables	$323,668	$323,436
Other receivables	7,282	4,841
Less: allowance for estimated credit losses and discounts	(15,241)	(14,760)
Net receivables	$315,709	$313,517
Walmart represented 15% and 13% of our total trade receivables balance as of December 27, 2020 and March 31, 2020, respectively. No other customer represented more than 10% of our total trade receivables balance as of December 27, 2020 or March 31, 2020.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts during the nine months ended December 27, 2020:

Balance, March 31, 2020	$14,760
Provision for credit losses	1,780
Write-off of uncollectible amounts, net of recoveries	(863)
Discounts and other adjustments	(436)
Balance, December 27, 2020	$15,241
Note Receivable is summarized as follows:

	December 27, 2020	March 31, 2020
Principal	$12,000	$12,000
Less: unamortized discount	(3,394)	(3,990)
Note receivable, net, included within Deferred charges and other non-current assets	$8,606	$8,010

9. Inventories
Current net inventories consist of the following:

	December 27, 2020	March 31, 2020
Raw materials	$102,671	$85,609
Work in process	40,274	33,622
Finished goods	210,871	212,062
Net inventories	$353,816	$331,293
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $17,354 and $27,984 as of December 27, 2020 and March 31, 2020, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	December 27, 2020	March 31, 2020
Derivatives	$1,399	$(1,426)
Pension and other postretirement benefits liabilities	(90,681)	(93,353)
Cumulative translation adjustment	(5,331)	(6,215)
Total AOCL	$(94,613)	$(100,994)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Three months ended December 27, 2020				Nine months ended December 27, 2020
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$248	$(91,572)	$(5,706)	$(97,030)	$(1,426)	$(93,353)	$(6,215)	$(100,994)
Change in fair value of derivatives	1,220	—	—	1,220	1,813	—	—	1,813
Net (gains) losses reclassified from AOCL	(69)	—	—	(69)	1,012	—	—	1,012
Net actuarial losses reclassified from AOCL (1)	—	969	—	969	—	2,907	—	2,907
Prior service costs reclassified from AOCL (1)	—	(78)	—	(78)	—	(235)	—	(235)
Net change in cumulative translation adjustment	—	—	375	375	—	—	884	884
Ending balance in AOCL	$1,399	$(90,681)	$(5,331)	$(94,613)	$1,399	$(90,681)	$(5,331)	$(94,613)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended December 29, 2019				Nine months ended December 29, 2019
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$285	$(73,203)	$(5,595)	$(78,513)	$735	$(74,670)	$(9,032)	$(82,967)
Change in fair value of derivatives	(725)	—	—	(725)	(1,175)	—	—	(1,175)
Net actuarial losses reclassified from AOCL (1)	—	812	—	812	—	2,435	—	2,435
Prior service costs reclassified from AOCL (1)	—	(79)	—	(79)	—	(235)	—	(235)
Currency translation gains reclassified from AOCL (2)	—	—	—	—	—	—	3,150	3,150
Net change in cumulative translation adjustment	—	—	263	263	—	—	550	550
Ending balance in AOCL	$(440)	$(72,470)	$(5,332)	$(78,242)	$(440)	$(72,470)	$(5,332)	$(78,242)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.
(2) Amounts related to the foreign currency translation gains realized upon the divestiture of our Firearms business in the three months ended September 29, 2019.

11. Goodwill and Intangible Assets
The entire goodwill balance as of December 27, 2020 and March 31, 2020 is allocated to our Ammunition reporting unit within the Shooting Sports segment. The change in the carrying value of goodwill was as follows:

Shooting Sports
Balance at March 31, 2020	$83,167
Acquisitions	4,137
Divestitures	(2,765)
Balance at December 27, 2020	$84,539
The acquired goodwill during the three months ended December 27, 2020 is related to our Remington acquisition. In conjunction with a divestiture during the quarter, we allocated a portion of the goodwill to this divested business based on the relative fair value method according to ASC 350 "Intangibles - Goodwill and Other." As a result, allocated goodwill of $2,765 was included in the assets disposed. See Note 4, Acquisitions and Divestitures, for additional information on these acquisitions and divestitures.
Intangible assets by major asset class consisted of the following:

	December 27, 2020			March 31, 2020
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$48,360	$(17,228)	$31,132	$48,360	$(14,428)	$33,932
Patented technology	16,684	(11,143)	5,541	16,684	(10,490)	6,194
Customer relationships and other	240,590	(95,040)	145,550	238,220	(83,349)	154,871
Total	305,634	(123,411)	182,223	303,264	(108,267)	194,997
Non-amortizing trade names	135,603	—	135,603	111,103	—	111,103
Net intangible assets	$441,237	$(123,411)	$317,826	$414,367	$(108,267)	$306,100

Amortization expense for the three months ended December 27, 2020 and December 29, 2019 was $4,946 and $5,214, respectively, and for the nine months ended December 27, 2020 and December 29, 2019 was $14,845 and $14,996, respectively.

As of December 27, 2020, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal 2021	$4,986
Fiscal 2022	19,916
Fiscal 2023	19,800
Fiscal 2024	19,748
Fiscal 2025	19,730
Thereafter	98,043
Total	$182,223

12. Other Current and Non-Current Liabilities
Other current and non-current liabilities consisted of the following:

	December 27, 2020	March 31, 2020
Rebates	$14,154	$16,225
Accrual for in-transit inventory	37,380	11,064
Other	90,508	70,908
Total other current liabilities	$142,042	$98,197

Long-term portion of accrued income tax liability	$26,978	$30,159
Other	24,471	13,345
Total other long-term liabilities	$51,449	$43,504
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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2020	$9,149
Payments made	(2,998)
Warranties issued	1,584
Changes related to pre-existing warranties and other adjustments	(306)
Balance, December 27, 2020	$7,429
13. Long-term Debt
Long-term debt consisted of the following:

	December 27, 2020	March 31, 2020
ABL Revolving Credit Facility	$—	$167,256
5.875% Senior Notes	350,000	350,000
Principal amount of long-term debt	350,000	517,256
Less: unamortized deferred financing costs	(4,317)	(5,450)
Carrying amount of long-term debt	$345,683	$511,806

Credit Agreements—In fiscal 2019, we refinanced our Amended and Restated Credit Agreement dated April 1, 2016, by entering into the New Credit Facilities, which provide for (a) a $450,000 senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”), comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, (b) a $109,343 senior secured asset-based term loan facility (the “Term Loan”) and (c) the $40,000 Junior Term Loan. The amount available under the ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves. As of December 27, 2020, based on the borrowing base less outstanding borrowings of $0 and outstanding letters of credit of $22,685, the amount available to us under the ABL Revolving Credit Facility was $373,269.
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

The FILO commitments under the ABL Revolving Credit Facility are subject to reductions of $1,667 on the first business day of each fiscal quarter beginning on April 1, 2019. The balance of the FILO revolving credit commitment as of December 27, 2020 was $8,333. Any outstanding revolving loans under the ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of December 27, 2020, borrowings under the ABL Revolving Credit Facility bear interest at a rate equal to, in the case of (a) non-FILO revolving credit loans, either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%, and (b) FILO revolving credit loans, a rate that is 1.00% higher than the rate paid on the non-FILO revolving credit loans. All such rates vary based on our Average Excess Availability under the ABL Revolving Credit Facility. As of December 27, 2020, the margin under the (1) ABL Revolving Credit Facility was, in the case of (a) non-FILO revolving credit loans, 0.25% for base rate loans and 1.25% for LIBO rate loans and (b) FILO revolving credit loans, 1.25% for base rate loans and 2.25% for LIBO rate loans. We had no outstanding borrowings under the New Credit Facilities as of December 27, 2020. We pay a commitment fee on the unused commitments under the ABL Revolving Credit Facility of 0.25% per annum.
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
Covenants
New Credit Facilities— Our New Credit Facilities impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The financial covenants of the New Credit Facilities require us to maintain Excess Availability under the ABL Revolving Credit Facility of $42,500 at all times. If Excess Availability falls below $42,500 we must maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR"), as defined below, of not less than 1.00:1.00. As noted above, the Excess Availability under the ABL Revolving Credit Facility was $373,269 as of December 27, 2020. If we do not comply with the covenants in any one of the New Credit Facilities, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the New Credit Facilities.
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
The New Credit Facilities and the indenture governing the 5.875% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreements. As of December 27, 2020, we were in compliance with the covenants of all of the debt agreements. However, we cannot provide assurance that we will be able to comply with such covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the New Credit Facilities may prevent us from drawing under the ABL Revolving Credit Facility and may result in an event of default under the New Credit Facilities, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 5.875% Notes and proceed against the collateral that secures the indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt—Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the three months ended December 27, 2020 and December 29, 2019 totaled $10,579 and $12,880, respectively. Cash paid for interest on debt, including commitment fees and prepayment premium fees, for the nine months ended December 27, 2020 and December 29, 2019 totaled $18,535 and $32,912, respectively.
14. Employee Benefit Plans

During the three months ended December 27, 2020, we recognized an aggregate net benefit for employee defined benefit plans of $23 compared to $101 during the three months ended December 29, 2019.

During the nine months ended December 27, 2020, we recognized an aggregate net benefit for employee defined benefit plans of $66 compared to $305 during the nine months ended December 29, 2019.

Employer contributions and distributions—We made the entire fiscal 2021 required contributions to our pension trust during the nine months ended December 27, 2020 of $7,100, and we made $2,400 of required contributions during the nine months ended December 29, 2019. For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under our non-qualified supplemental executive retirement plan.

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
Further, during the quarter ended September 27, 2020, the IRS issued additional regulations addressing interest expense deductions and net operating loss carry back rules. The combination of the CARES Act and IRS regulations favorably impacts our tax provision for the tax year ending March 31, 2021. This is driven by the increased allowable interest expense deduction in the current and prior two tax years and the ability for us to submit NOL carryback refunds claims for the prior two tax years to higher tax rate years. Further, the tax law changes allow us to offset prior year income with tax attributes that result in a reduction in the valuation allowance.

The income tax provisions for the three months ended December 27, 2020 and December 29, 2019 represent effective tax rates of 3.6% and (42.3)%, respectively. The increase in the rate from the prior year quarter is primarily caused by the release in the prior year quarter of uncertain tax positions and the impact of the decrease in the valuation allowance in the prior year quarter in relation to the increase in income of the current quarter. The income tax provisions for the nine months ended December 27, 2020 and December 29, 2019 represent effective tax rates of (3.1)% and 16.4%, respectively. The decrease in the rate from the prior year period is primarily caused by recognition in the current period of the benefit of loss carrybacks to prior profitable years as permitted under IRS regulations recently issued under the CARES Act and by the release in the prior year period of uncertain tax positions. The release in the prior period of the uncertain tax positions caused an increase in the rate.
The effective tax rate for the three and nine months ended December 27, 2020 was lower than the statutory rate primarily due to the decrease to the valuation allowance as a result of current year pre-tax income, release of reserves for uncertain tax positions due to statute expirations, and the benefit of loss carrybacks to prior profitable years which is permitted under IRS regulations recently issued under the CARES Act. The effective tax rate for the three and nine months ended December 29, 2019 was lower than the statutory rate primarily because of the loss in the prior period, which caused unfavorable tax adjustments such as interest expense on uncertain tax positions, to decrease the rate, partially offset by the release of uncertain tax positions.
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
Income taxes paid, net of refunds, totaled $27,524 and $294 for the nine months ended December 27, 2020 and December 29, 2019, respectively.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $8,802 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $7,860.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $694 and $710 as of December 27, 2020 and March 31, 2020, respectively.
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
17. Condensed Consolidated Financial Statements
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
•Shooting Sports generated approximately 68% of our sales in the nine months ended December 27, 2020. Shooting Sports is comprised of ammunition and hunting and shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting and shooting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, reloading equipment, clay targets, premium gun care products, holsters, duty gear, bags, packs and optics products such as binoculars, riflescopes, and telescopes. Our Firearms business was divested early in the second quarter of fiscal 2020.
•Outdoor Products generated approximately 32% of our external sales in the nine months ended December 27, 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.
No single customer contributed 10% or more of our sales in the nine months ended December 27, 2020. Sales to Walmart represented 14% of our sales in the nine months ended December 29, 2019.
The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended December 27, 2020				Nine months ended December 27, 2020
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$401,517	$173,162	$—	$574,679	$1,115,362	$513,636	$—	$1,628,998
Gross Profit	113,928	49,704	(400)	163,232	303,412	147,478	(400)	450,490
EBIT	72,504	18,489	(3,545)	87,448	197,406	56,381	(43,040)	210,747

	Three months ended December 29, 2019 (b)				Nine months ended December 29, 2019 (b)
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$285,460	$139,310	$—	$424,770	$894,580	$434,980	$—	$1,329,560
Gross Profit	51,849	36,941	—	88,790	157,312	117,543	(723)	274,132
EBIT	25,075	8,785	(15,191)	18,669	57,888	25,963	(68,629)	15,222
(a) Reconciling items for the three and nine months ended December 27, 2020 included an $18,467 gain on divestiture and $400 in inventory step-up amortization from the Remington acquisition. There were no reconciling items for the three months ended December 29, 2019. Reconciling items for the nine months ended December 29, 2019 include $9,429 of held for sale impairment charges, $7,292 of restructuring and asset impairment charges, contingent consideration expenses of $1,685 and transaction costs of $483.
(b) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
There were no significant intersegment sales for the nine months ended December 27, 2020 and December 29, 2019.
19. Subsequent Event

On January 31, 2021, Vista Outdoor completed the acquisition of Hevi-Shot Ammunition, which will immediately add a high-end offering, specialized lead-free ammunition capabilities and another iconic brand to our ammunition portfolio. The acquisition is not significant to our consolidated financial statements. The results of this business will be reported within the Ammunition product line included in our Shooting Sports reportable segment.

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
Organizational Structure
We conduct our operations through two reportable segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of December 27, 2020, Vista Outdoor's two segments were Shooting Sports and Outdoor Products:
•Shooting Sports generated approximately 68% of our external sales in the nine months ended December 27, 2020. Shooting Sports is comprised of ammunition and hunting and shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting and shooting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, reloading equipment, clay targets, premium gun care products, holsters, duty gear, bags, packs and optics products such as binoculars, riflescopes, and telescopes. Our Firearms business was divested early in the second quarter of fiscal 2020.
•Outdoor Products generated approximately 32% of our external sales in the nine months ended December 27, 2020. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills and stoves. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.
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
•Maintain Conservative Financial Leverage: Maintain strong balance sheet and cash flow generation to provide financial flexibility to enable the Company to thrive and grow at all points in the market demand cycle.

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
Financial Highlights and Notable Events
Certain notable events or activities affecting our third quarter fiscal 2021 financial results included the following:
•During the quarter, Vista acquired certain assets related to Remington Outdoor Company, Inc.’s ("Remington") ammunition and accessories businesses. Remington is included in the Shooting Sports segment and contributed $15,334 in quarterly sales since the acquisition. See Note 4, Acquisitions and Divestitures, for additional information.
•Quarterly sales increased $149,909 or 35.3% for the three months ended December 27, 2020 as compared to three months ended December 29, 2019. Shooting Sports increased $116,057 or 40.7% which was primarily driven by continued consumer trends towards personal protection and resurgence in outdoor recreation activities, which resulted in increased sales in our centerfire rifle and pistol ammunition and hunting and shooting accessories products. Also contributing to the increase in sales were our improved pricing strategies and the sales related to the recently acquired Remington businesses. Our Outdoor Products sales increased $33,852 or 24.3% driven by the continued resurgence in outdoor recreation activities and an increase in E-commerce channel sales as a percentage of total sales across all of our Outdoor Product businesses.
•Gross profit increased $74,442 or 83.8% for the three months ended December 27, 2020 as compared to three months ended December 29, 2019. Gross profit for Shooting Sports increased $62,079 or 119.7% primarily driven by sales volume and pricing as described above and operating efficiencies. Gross profit for Outdoor Products increased $12,763 or 34.5%, primarily driven by sales volume and strong direct-to-consumer sales.
•EBIT increased $68,779 or 368% for the three months ended December 27, 2020 as compared to three months ended December 29, 2019. The increase is primarily due the reasons described above regarding gross profit and the pretax gain on divestiture of approximately $18,467. These increases were partially offset by losses attributable to initial marketing and start-up costs at Remington, digital marketing costs and higher incentive compensation accruals.
•We are reporting $1.31 of diluted EPS for the three months ended December 27, 2020 as compared to diluted EPS of $0.25 for the three months ended December 29, 2019.
•The balance on our ABL Revolving Credit Facility remains at $0 at the end of the quarter, and cash increased by $55,721 since the end of our last fiscal quarter.

Outlook
Shooting Sports Industry
Hunting and shooting-sports related products currently represent a majority of our sales. We design, source, manufacture, and sell ammunition and hunting and shooting related optics and accessories through our Federal, Remington, CCI, Speer,

Bushnell and Primos brands, among others. Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product.
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

For further information about our segments, see Note 18, Operating Segment Information, to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Fiscal 2021 Compared to Fiscal 2020
The Company’s net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended				Nine months ended
Net Sales:	December 27, 2020	December 29, 2019 (1)	$ Change	% Change	December 27, 2020	December 29, 2019 (1)	$ Change	% Change
Shooting Sports	$401,517	$285,460	$116,057	40.7%	1,115,362	894,580	$220,782	24.7%
Outdoor Products	173,162	139,310	33,852	24.3%	513,636	434,980	78,656	18.1%
Total net sales	$574,679	$424,770	$149,909	35.3%	$1,628,998	$1,329,560	$299,438	22.5%
(1) We modified the structure of our reportable segments during the fourth quarter of fiscal 2020. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Three months ended
Shooting Sports— The increase in sales was driven by continued consumer trends towards personal protection and resurgence in outdoor recreation activities. These trends were evident in our centerfire rifle and pistol ammunition and hunting and shooting accessories products, in combination with improved pricing. Remington accounted for $15,334 of net sales.
Outdoor Products—The increase in sales was driven by increased demand in our Outdoor Cooking, Action Sports, and Golf businesses, resulting from the continued resurgence in outdoor recreation activities. E-commerce channel sales have increased as a percentage of total sales across all of our businesses.
Nine months ended
Shooting Sports— The increase in sales was primarily driven by strong demand in the market for our products particularly centerfire rifle and pistol ammunition and hunting and shooting accessories, and improved pricing. Remington accounted for $15,334 of net sales. These increases were partially offset by the sale of our Firearms Business in July 2019, which accounted for approximately $25,000 of net sales.
Outdoor Products—The increase in sales was driven by strong demand in our Outdoor Cooking, Action Sports and Golf businesses. This strong demand was partially offset by retail store closures in our first quarter, and continued supply chain interruptions.

	Three months ended				Nine months ended
Gross Profit:	December 27, 2020	December 29, 2019 (1)	$ Change	% Change	December 27, 2020	December 29, 2019 (1)	$ Change	% Change
Shooting Sports	$113,928	$51,849	$62,079	119.7%	$303,412	$157,312	$146,100	92.9%
Outdoor Products	49,704	36,941	12,763	34.5%	147,478	117,543	29,935	25.5%
Corporate and other	(400)	—	(400)	—%	$(400)	$(723)	$323	44.7%
Total gross profit	$163,232	$88,790	$74,442	83.8%	$450,490	$274,132	$176,358	64.3%
Three months ended
Shooting Sports—The increase in gross profit was primarily driven by sales volume and pricing as described above and operating efficiencies.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume as described above, and strong direct-to-consumer sales.
Nine months ended
Shooting Sports—The increase in gross profit was primarily driven by sales volume and pricing as described above and operating efficiencies. These increases were partially offset by the sale of our Firearms Business in July 2019.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume as described above and strong direct-to-consumer sales.

	Three months ended				Nine months ended
EBIT:	December 27, 2020	December 29, 2019 (1)	$ Change	% Change	December 27, 2020	December 29, 2019 (1)	$ Change	% Change
Shooting Sports	$72,504	$25,075	$47,429	189.1%	$197,406	$57,888	$139,518	241.0%
Outdoor Products	18,489	8,785	9,704	110.5%	56,381	25,963	30,418	117.2%
Corporate and other	(3,545)	(15,191)	11,646	76.7%	(43,040)	(68,629)	25,589	37.3%
Total EBIT	$87,448	$18,669	$68,779	368.4%	$210,747	$15,222	$195,525	(1,284.5)%
Three months ended
Shooting Sports—The increase in EBIT was primarily driven by the gross profit increase, partially offset by losses attributable to initial marketing and start-up costs at Remington, and higher incentive compensation accruals.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase, partially offset by an increase in digital marketing.
Corporate and Other—The increase in EBIT was primarily driven by the pretax gain related to the divestiture of approximately $18,467, partially offset by an increase in transaction costs and higher incentive compensation accruals in the current year.
Nine months ended
Shooting Sports—The increase in EBIT was primarily driven by the gross profit as described above, decreased travel and trade show expenses due to the COVID-19 pandemic, benefits from prior year cost savings initiatives, partially offset by losses attributable to initial marketing and start-up costs at Remington, increased incentive compensation accruals, and the sale of our Firearms Business in July 2019.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase as described above.
Corporate and Other—The increase in EBIT was primarily driven by the pretax gain on the divestiture of approximately $18,467 during the current year, prior year held for sale asset impairment of $9,429 in our Firearms business, and a reduction of prior year restructuring and contingent consideration expenses. These decreases were partially offset by higher incentive compensation accrual and higher transaction costs in the current year.

	Three months ended				Nine months ended
Interest expense, net:	December 27, 2020	December 29, 2019	$ Change	% Change	December 27, 2020	December 29, 2019	$ Change	% Change
Corporate and other	$5,619	$8,373	$(2,754)	(32.9)%	$17,752	$31,811	$(14,059)	(44.2)%
The decrease in interest expense was due to a reduction in our average principal debt balance and reduction in our interest rate on the ABL Revolving Credit Facility.

	Three months ended					Nine months ended
Income Tax Provision:	December 27, 2020	Effective Rate	December 29, 2019	Effective Rate	$ Change	December 27, 2020	Effective Rate	December 29, 2019	Effective Rate	$ Change
Corporate and other	$(2,950)	3.6%	$4,352	(42.3)%	$(7,302)	$6,005	(3.1)%	$2,724	16.4%	$3,281
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.
Three and nine months ended
The increase in the tax rate from the prior three-month period was primarily caused by the release in the prior year quarter of uncertain tax positions and the impact of the decrease in the valuation allowance in the prior year period quarter in relation to the increase in income of the current quarter.
The decrease in the tax rate from the prior year nine-month period was primarily caused by recognition in the current period of the benefit of loss carrybacks to prior profitable years. This is allowed under recently issued IRS regulations due to the CARES Act. As of March 31, 2020, there were approximately $38 million of tax-effected operating loss, credits and interest deduction carryforwards included in our deferred tax assets. Over $17 million was utilized in the loss carrybacks and we anticipate that the remainder will be used to reduce our tax liability in fiscal 2021 and future years if qualifying taxable income is generated. Additionally we had $102 million gross or $25 million net of capital loss carryforwards at the beginning of the year. In the current quarter, we utilized $22 million gross or $5 million net of the capital loss carryforward to offset a capital gain on the divestiture. The remaining amount could be utilized to reduce our cash taxes and our tax expense in the event we have additional qualifying capital gains. In total we have released $32 million of valuation allowances during the current fiscal year.

We have filed for federal carryback claims of $43 million, which had a favorable rate impact of approximately $8 million in the prior year, and $35 million favorable impact on the tax rate in the current year.

In addition to the federal carryback claims and the utilization of the capital loss carryforward, we have recognized a current year benefit of approximately $45 million gross and $10 million net due to the use of interest deduction carryforwards and other timing items. Additionally we have a current year benefit of approximately $190 million gross and $7 million net due to the use of state NOL carryforwards as a result of current year income and their related reduction of the valuation allowance. We have also recognized a current year benefit of approximately $1.2 million net due to the use of R&D credit carryforwards as a result of current year income and their related reduction of the valuation allowance.

We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances which we currently anticipate could happen in the next twelve months. Reduction of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any valuation allowance reduction is subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine months ended
Cash Flows:	December 27, 2020	December 29, 2019
Cash provided by operating activities	$307,319	$63,054
Cash (used for) provided by investing activities	(75,615)	134,860
Cash used for financing activities	(166,732)	(187,569)
Effect of foreign exchange rate fluctuations on cash	120	(212)
Net cash flows	$65,092	$10,133
Operating Activities—Cash provided by operating activities increased $244,265 in the nine months ended December 27, 2020 compared to the prior year period. The change from the prior-year period was primarily driven by increased net income, timing of vendor payments, a reduction in purchases of inventory and the deferral of certain employer payroll tax payments under the CARES Act. These increases were partially offset by increased accounts receivable due to increased sales and the timing of income tax refunds as compared to the prior year period.
Investing Activities—Cash used for investing activities was $75,615 for the nine months ended December 27, 2020 compared to cash provided of $134,860 in the prior-year period. The current period cash usage was driven by the acquisition of Remington offset by proceeds from a business divestiture. The prior period cash provided related to proceeds from the divestiture of our Firearms business.
Financing Activities—Cash used for financing activities decreased by $20,837 for the nine months ended December 27, 2020 compared to the prior year period. The current period usage was related to net payments on the ABL Revolving Credit Facility. The prior period usage was related primarily to the payoff of our Term Loan and Junior Term Loan of approximately $144,000 and net payments on the ABL Revolving Credit Facility.
Capital Resources
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, any share repurchases, and any strategic acquisitions. Our short-

term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under the New Credit Facilities and our 5.875% Notes.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth and as to service our currently anticipated long-term debt and pension obligations and make capital expenditures over the next 12 months. As of December 27, 2020, based on the borrowing base less outstanding borrowings of $0 and outstanding letters of credit of $22,685, the amount available to us under the ABL Revolving Credit Facility was $373,269.
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
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 34.7% as of December 27, 2020.
Additional information about our ABL Revolving Credit Facility, and long-term debt is presented in 13, Long-term Debt, to the Notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of December 27, 2020 and March 31, 2020, current and long-term operating lease liabilities of $9,983 and $78,429 and $10,780 and $73,738, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
Other than the lease liabilities noted above, there been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal 2020.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except for our adoption of the Accounting Standards Update ("ASU") No 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which became effective as of April 1, 2020. For further discussion on the adoption of new accounting standards please see Note 1, Significant Accounting Policies, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. No single customer contributed 10% or more of our sales in the nine months ended December 27, 2020. Sales to Walmart represented 14% of our sales in the nine months ended December 29, 2019.
If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Shooting Sports Segment. See Note 5, Derivative Financial Instruments, for additional information.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices and foreign currency exchange rates. Our market risks at December 27, 2020 are similar to those disclosed in our Annual Report on Form 10-K for fiscal 2020. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal 2020, as filed with the SEC on June 3, 2020, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 27, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the nine months ended December 27, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	February 4, 2021	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)