Form 10-K
period 2021-03-31
Vista Outdoor Inc.
filed 2021-05-20
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 27, 2020, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 25, 2020).
As of May 17, 2021, there were 57,745,887 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of this Annual Report as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with the Securities and Exchange Commission (the “SEC”).
ITEM 1.    BUSINESS
Certain business terms used in this Annual Report are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report.
Our Company
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We are headquartered in Anoka, Minnesota, and have 16 manufacturing and distribution facilities in the U.S., Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Canada, and Europe. We were incorporated in Delaware in 2014.
Reportable Segments and Products
We operate through two reportable segments: Shooting Sports and Outdoor Products. Information regarding our segments is further discussed below and in Note 18, Operating Segment Information, to the consolidated financial statements included in this Annual Report.
Shooting Sports
Our Shooting Sports segment generated approximately 68% of our external sales in fiscal year 2021. The product lines within our Shooting Sports segment are focused on the following categories:
•Centerfire ammunition for use in sporting rifles, handguns, and personal protection;
•Rimfire ammunition for training and recreational target shooting in rifles and handguns;
•Shotshell ammunition for clay target shooting, waterfowl, and upland game hunting;
•Reloading components for individuals who load their own ammunition;
•Optics, including binoculars, riflescopes, and telescopes;
•Hunting and shooting accessories, including reloading equipment, clay targets, and premium gun care products;
•Tactical accessories, including holsters, duty gear, bags and packs; and
•Archery and hunting accessories, including hunting arrows, game calls, hunting blinds, decoys, and game cameras;
Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. The Shooting Sports segment designs, develops, produces, and sources ammunition for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets.
Outdoor Products
Our Outdoor Products segment generated approximately 32% of our external sales in fiscal year 2021. The product lines within our Outdoor Products segment are focused on the following categories:
•Helmets, goggles, and accessories for cycling, snow sports, action sports, and power sports;

•Golf laser rangefinders and other golf technology products;
•Hydration packs, water bottles and drinkware; and
•Outdoor cooking equipment, including grills, cookware, and camp stoves.
Sales Channels
We serve the outdoor sports and recreation markets through a diverse portfolio of 34 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protective equipment for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, Sports Inc., Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumers.
Our Brands
Our brands are market leaders in many of their categories. Many of our brands have a rich, long-standing heritage, such as Remington Ammunition, founded in 1816, Federal Premium, founded in 1922 and Bushnell, founded in 1948. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No.1 sales position in the U.S. markets for commercial ammunition and U.S. law enforcement ammunition, hunting laser range finders, game calls, golf rangefinders, trap throwing devices, bike and hike hydration packs and bike sport bottles, and biking helmets and accessories. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to continuously improve the performance, quality, and affordability of our products while providing world-class customer support to our retail partners and end consumers. We have received numerous awards for product innovation by respected industry publications and for customer service from our retail customers. Additionally, high-profile professional sportsmen and sponsored athletes use and endorse our products, which we believe influences the purchasing behavior of recreational consumers.
The brands in our Shooting Sports and Outdoor Products segments include the following:

Shooting Sports		Outdoor Products
Alliant Powder	Hoppe's	Bell
Bee Stinger	M-Pro 7	Blackburn
Blackhawk	Outers	Bushnell Golf
Bushnell	Primos	CamelBak
Butler Creek	RCBS	Camp Chef
CCI	Redfield	CoPilot
Champion Target	Remington	Giro
Eagle	Simmons	Krash
Estate Cartridge	Speer	Raskullz
Federal Premium	Tasco
Gold Tip	Uncle Mike's
Gunmate	Weaver
HEVI-Shot
Market Opportunity
We participate in the global market for consumer goods geared toward outdoor recreation and shooting sports. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, and wildlife viewing, contributed to the economies of all 50 states and accounted for $460 billion of current-dollar gross domestic product and $788 billion in gross output (consumer spending) in 2019, a $10 billion consumer spending increase from 2017, according to The Bureau of Economic Analysis statistics report released in November, 2020.

The firearms and ammunition industry has grown and created over 176,000 new, well-paying jobs since the economic downturn of 2008. And more recently, in 2020, the firearm and ammunition industry was responsible for as much as $63 billion in total economic activity.
Other markets have grown during the outdoor resurgence of 2020. Sales of bicycles were up 65% in 2020 from 2019 and electric bike sales rose 145% for the same period, despite shortages across many bike shops. Golf equipment sales were up 10%, as rounds played were up 14% from 2019 to 2020. These increases are in line with increased participation in camping, where more families and first time campers were getting outdoors. In 2020, 82% of first-time campers brought their families along for the journey.
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
We employ a segmented brand strategy that leverages 34 brands that are leaders in their categories. This approach provides us with competitive advantages, including the following:
•Strong brand recognition, with the ability to command a leading market share position across several categories. For example, our Federal ammunition brands have the number one market share in commercial ammunition; our Federal ammunition brand maintains the leading market share position in law enforcement; Bushnell Golf maintains a leading market share position in laser rangefinders; CamelBak is a leading provider of hydration system solutions for individuals in the bike and hike hydration packs and bike sport bottles markets; Camp Chef is a leading provider of Outdoor Cooking equipment and accessories and maintains a number two market share position in camping stoves; Bell is a leading provider of helmets for individuals in the cycling market, and has a number one market share in motocross helmets; Giro is a leading provider of helmets, footwear, and apparel for individuals in the cycling markets and helmets and goggles for the winter sports markets; Primos is the number one market share leader in game calls; and Hoppe's brand has a number one market share in gun cleaning solutions and accessories.
•Better insight into consumer preferences and market dynamics through information sharing across our portfolio. Our strategic relationships with key accounts combined with our world-class customer service model deliver consumer insights into our aligned product development organization and process. This information helps us develop and maintain a robust new product pipeline.
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
We have continuously invested in research and development and made disciplined investments in new technology to deliver sustainable growth and satisfy the evolving needs of our customers. Our current intellectual property portfolio includes approximately 1,240 U.S. and foreign patents, as well as valuable proprietary trade secrets and technological know-how that we share across our platform. We employ approximately 115 dedicated design and product development professionals across the organization. Recent examples of our innovative, market-leading products include:
•Bushnell, an industry leader in performance optics, introduced a new reflex sight – the RXS-100. Designed with user-adjustable brightness settings and multi-platform versatility, the new RXS-100 offers outstanding value at an unheard-of price point. At the core of the RXS-100 is a crisp 4-MOA dot with eight brightness settings and battery life that provides over 5,000 hours of runtime on the mid setting.
•For motocross enthusiasts, Bell recently introduced the Moto-10 Spherical, the evolution of the Bell Moto series. As a direct result of our athletes' influence and feedback, the Moto-10 achieves a winning combination of increased protection, weight reduction, and extreme airflow. It boasts a Ball-and-Socket Design that redirects rotational impact forces, cementing the Moto-10 as our most advanced off-road helmet that sets a new industry standard.

•For hunters, Federal launched the new 16- and 28-gauge Federal Premium Prairie Storm FLITESTOPPER (FS) Lead loads which use the updated FLITECONTROL FLEX wad and a mixed payload of standard pellets with FS lead to produce full, consistent patterns from these smaller payloads. The improved wad design can be used through both ported and standard chokes for better patterning and versatility.
•CamelBak revamped its everyday plastic water bottles with Tritan™ Renew, an innovative plastic that utilizes 50% recycled material in place of fossil-based resources.
•For turkey hunters, Primos® Hunting brand, a pioneer in game calls and hunting accessories, expanded its popular Photoform line with a new Strutter and Leading Hen turkey decoys that offer detailed realism, easy portability and other features to help hunters bag even the most wary toms.
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
Integrated supply chain management is a core focus of our company. We procure large quantities of raw materials for our manufacturing operations and we leverage negotiating disciplines and production methods, with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product. We also source finished product both domestically and internationally for global distribution. We continuously seek to improve our vendor base as well as our in-country support and oversight, and, through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network would be difficult to replicate.
Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. We believe our strong wholesale and retail relationships and diverse product offering provide us with a unique competitive advantage.
We maintain positive relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our top retail and distributor partners include Academy, Amazon, Bass Pro Shops/Cabela's, Big Rock Sports, Sports South, Sportsman's Warehouse, Target, and Walmart. Our management team interfaces directly with the executives of many of our top retail partners to ensure we are delivering the products our retailers need to meet the demands of the end consumer in the most efficient and profitable manner possible. Furthermore, we believe our scale allows us to leverage our platform to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support, and organize product category merchandising plans.
Our Strategy
The first phase of our strategic transformation plan focused on stabilizing our business and building a strong foundation for the future by improving profitability, enhancing operational efficiency, and reducing financial leverage though enhanced cash-flow generation and the divestiture of non-core businesses. We have made significant progress toward these goals by making key leadership changes, investing in digital and e-commerce platforms, addressing our cost structure and strengthening the balance sheet. Learnings from the last few years have been incorporated into our forward-looking plans to continue to improve both financial and operational performance and accelerate value creation.
In fiscal year 2021, we built upon the capabilities developed during the first two years of our transformation, with an additional emphasis on driving long-term, profitable organic sales growth. Vista Outdoor has plans in place under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and continued cash generation, solidifying our position as the outdoor sports and recreation market leader.
We remain relentlessly focused on the following five strategic pillars, which define our key priorities and investment focus areas:
•Talent and Culture: Invest in talent and foster our culture of agility, efficiency, and innovation.
•Organic Growth: Identify and capture opportunities for organic growth and market share expansion by:

◦allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and
◦leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.
•Centers of Excellence: Leverage our shared resources, expertise and scale to achieve a level of excellence that would be out of reach for our individual brands, with a focus on:
◦operational excellence to improve margins, supply chain resiliency, and agility;
◦e-commerce, direct-to-consumer and digital marketing capabilities;
◦acquisition target selection, deal execution and integration.
•Acquisitions: Acquire complementary businesses that we can take to the next level in terms of sales and profitability.
•Capital Allocation: Maintain a conservative balance sheet, healthy margins and strong cash flow generation to provide financial flexibility and enable us to thrive and grow at all points in the market demand cycle.
Customers and Marketing
Our primary customers are retailers and distributors who serve outdoor enthusiasts, hunters, recreational shooters, and athletes, as well as law enforcement and military professionals. Sales to our top ten customers consumer sales accounted for approximately 40% of our consolidated net sales in fiscal year 2021. In fiscal year 2021, U.S. customers represented approximately 86% of our sales and customers outside of the U.S. represented approximately 14% of our sales. Of our fiscal year 2021 sales, approximately 11% was to law enforcement and military professionals. See Note 18, Operating Segment Information, to the consolidated financial statements included in this Annual Report for further information regarding our customers and geographic information regarding our sales.
We believe the outdoor recreation and shooting sports industries are led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We use paid, earned, shared, and owned media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. We supplement this exposure with data-driven print and digital advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube and other social media influencers. Our goal is to strengthen our existing consumers' brand loyalty while at the same time reaching new users of our products.
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
Human Capital
People are at the center of our success. We employ over 5,900 people spread across multiple states, Puerto Rico, and numerous countries. Our employees lead in the fields of manufacturing, distribution, supply chain management, finance and marketing, among many other talents and specialties. In total, 70% of our employees are in production roles, directly building or distributing world-class outdoor recreation gear and products for our consumers. We have no union-represented employees. We believe that our employee relations generally are good.
Support for our people drives us at every level. We prioritize employee success and well-being through a strong corporate infrastructure that supports employee engagement, recruiting, professional development, safety, diversity, compensation, and benefits. Our overall commitment and value proposition for our employees begins with our culture, which is rooted in the belief that the success of our business enables us to do good for our communities, employees, and charitable partners.
Our Purpose and Vision
Our purpose is to be known as a passionate outdoor company with the brands, products and culture that unite people around a shared love and responsibility for the outdoors.

Our vision is to build powerhouse brands that empower people to achieve their goals and live their best outdoor lives. We are committed to investing in our people, creating safe environments, leading through innovation and promoting stewardship and participation in all that we do.
Employee Engagement
We are committed to two-way conversations with employees. The Chief Executive Officer and business unit general managers hold regular employee town hall meetings where they provide updates and take employee questions. We regularly update employees with company news, important notices, our philanthropic efforts, and employee stories through many channels, including our internal digital hub (InSite), social media, and our public-facing website. These employee engagement initiatives were especially important during the lockdowns of COVID-19 when personal interactions were limited and so much uncertainty existed. To that end, we were pleased to be recognized for the first time by Forbes as one of America’s Best Midsize Employers in February 2021, which demonstrated that our efforts to engage and support employees during the pandemic were well received.
Recruiting
We place a large emphasis on recruiting talented people to join our company. We prioritize the hiring of smart, energetic and passionate people who not only have the skills we need to thrive in the marketplace, but who also have diverse experiences and perspectives. We have partnered with a variety of organizations to expand our recruiting base so that we can better attract talented veterans, people of color, women and others with backgrounds who would strengthen our business and underlying culture.
Professional Development
We take career development seriously. We go to great lengths to make learning and knowledge available to our employees. We deploy a variety of worker training programs on our factory and production floors, including the use of internal leaders and outside safety trainers. Programs such as tuition reimbursement, internships and employee scholarship programs are some of the ways we are investing in our people and their knowledge. We know that these investments are not only good for people, but they are also good for our business. We have seen an increase in internal promotions from all levels of the organization.
Safety
We operate in a highly-regulated environment in the U.S. and international markets. U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of our business through product safety standards, laws and regulations, including California’s Safe Water and Toxic Enforcement Act, Europe’s Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), Europe’s Restriction of Hazardous Substances Directive (RoHS) and the US Toxics in Packaging Clearinghouse (TPCH).
While employees across our locations work to ensure compliance with the product safety laws and regulations that apply to their products, we have a team of dedicated professionals within the corporate Compliance Department who oversee all aspects of product safety and compliance across the company. Our product safety and compliance personnel have broad and diverse academic and experience credentials and are often sought out by regulators, law enforcement, other industry participants and internal stakeholders to serve as expert consultants and witnesses. This organizational structure, together with robust internal policies and procedures, help ensure that we meet our continuing obligations to regulators and consumers throughout the product life cycles and to keep our employees safe.
On the consumer side, as an outdoor sports and recreation company, we believe that our consumers should be safe when engaging in the outdoor activity of their choice. We partner with a variety of organizations who share these same goals, support policies that advance safety initiatives and use our brand platforms to educate and share best practices for the safe use of our products.
Finally, the global pandemic presented many challenges to employees and we went to great lengths to promote safety and wellness. For many in the organization, working-from-home was applied long before policymakers made it a requirement. For employees whose essential functions were performed on-site and in-person, we implemented a variety of protocols to ensure their safety, from social distancing and leave flexibility to altered entry/exit pathways and adoption of other regulations or best practices.
The pandemic also brought out the best in our people. Our teams donated surplus personal protection equipment, repurposed thousands of ski goggles, and donated water bottles to medical professionals. We further supported our partners in the nonprofit sector, whose missions of getting kids, veterans, and the disadvantaged outside played a major role in keeping people healthy during the pandemic.

Diversity and Inclusion
We published our first annual Environmental, Social and Governance Impact Report in June 2020. As part of this vision, we committed to becoming a more diverse and inclusive company. Strong and diverse communities are crucial to our success, both in business and in fulfilling our mission to bring more people outside.
We continuously look for ways to be a more diverse and inclusive company, from improving our recruiting and marketing efforts to expanding career growth opportunities and external partnerships. In 2020, we began disclosing diversity and inclusion metrics to provide both benchmarks for where we currently stand, and goals for us to strive to meet in the future.
Currently, 19% of our domestic employee base is comprised of persons of color, up from 13% last year. At the senior management level, the figure is approximately 17% for both years.
Currently, 29% of our domestic employees are women, compared to 26% last year. At the senior management level, the figure is approximately 8% for both years. At the Board of Directors level, the figure is 22% for both years. We have also seen growth in our levels just below the senior management level during the year.
Currently, approximately 8% our workforce are veterans, which is on par with the national average and the same as last year.
Compensation
We believe in equal pay for equal work. We believe pay and compensation should match the talent, experience and skill set of a person, and nothing else. We regularly review our compensation practices and benchmark our performance to others in the industry to ensure we are fulfilling our obligations of fair pay.
Benefits
Our benefit programs offer comprehensive coverage to help protect our employees’ health, family, and future, and are an important part of the total compensation we provide. We offer both company-provided and optional benefits, including Basic Life Insurance, Medical, Prescription and Telemedicine, and an Employee Product Purchase Program. We offer a 401(k) savings plan, with a higher-than-average match for participating employees.
We expanded our offerings as COVID-19 changed the landscape in 2020. We partnered with Care.com to give our employees access and discounts to childcare and other support as they balanced their households during lockdowns and closures. We’ve also expanded our Employee Assistance Program to include additional mental health offerings and access to services to support our employees during the trials and changes brought about through COVID-19.
Competition
Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, Osprey, and Nalgene in the hydration systems market; Traeger, Pit Boss, Blackstone, and Lodge in the outdoor cooking market; Schwinn, Bontrager, Smith, Specialized, and Shoei in the bike and snow helmet and accessories markets; Garmin and Nikon in the golf electronics market; Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market.
Seasonality
Our business experiences a certain level of seasonality. Sales of our spring and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather in those periods. Our winter sport accessories sales can be negatively impacted by unseasonably warm or dry weather. Sales of our premium hunting accessories are generally highest during the months of August through December due to shipments around the fall hunting season and holidays.
Intellectual Property
In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from our competitors. We rely on trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 1,240 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills make important contributions to our business. We are not aware of any facts which would negatively impact our continuing use of any of our tradenames, service marks, trademarks, or patents.

Regulatory Matters
Like many other manufacturers and distributors of consumer products, we are required to comply with numerous laws, rules, and regulations, including those involving labor and employment law, environmental law, consumer product safety, data privacy and security, workplace safety, and the export and import of our products. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules, and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.
Our operations are subject to numerous international, federal, state, and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of hazardous materials and wastes, and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance with these laws and regulations and that forward-looking, proper and cost-effective management of air, land, and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. We incur operating and capital costs on an ongoing basis to comply with environmental requirements and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.
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
We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution, and sale of firearms, explosives, and ammunition. If we fail to comply with these rules and regulations, these agencies may limit our growth or business activities, or, in extreme cases, revoke our licenses to do business. Our business, as well as the business of all producers and marketers of ammunition, is also subject to numerous federal, state, local, and foreign laws, regulations and protocols. Applicable laws:
•require the licensing of all persons manufacturing, exporting, importing, or selling ammunition as a business;
•require labeling and tracking the acquisition and disposition of certain types of ammunition, and certain related products;
•regulate the use and storage of gun powder or other energetic materials;
•regulate the interstate sale of certain ammunition;
•limit the mail-order sale of ammunition;
•regulate our employment of personnel with certain criminal convictions; and
•restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions.
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

We are also regulated by the U.S. Department of Homeland Security, which regulates the out-bound and in-bound movement of certain of our products, as well as components, parts, and materials used in our manufacturing processes. The agency is authorized to detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. The agency also works closely with the Department of State and the Department of Commerce to protect national security.
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
Glossary and Acronyms
2018 ABL Revolving Credit Facility: Refers to the Vista Outdoor Inc. senior secured asset-based credit facility comprised of $20 million in first-in, last-out (“FILO”) revolving credit commitments and $430 million in non-FILO revolving credit commitments under the Asset-Based Revolving Credit Agreement, dated as of November 19, 2018, among Vista Outdoor Inc., the Additional Borrowers from time to time party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as amended from time-to-time.
2021 ABL Revolving Credit Facility: Refers to the Vista Outdoor Inc. senior secured asset-based credit facility comprised of $450 million revolving credit commitments under the Asset-Based Revolving Credit Agreement, dated as of March 31, 2021, among Vista Outdoor Inc., the Additional Borrowers from time to time party thereto, the Lenders party thereto and Capital One, National Association.
4.5% Notes: Refers to the Vista Outdoor Inc. secured senior notes due 2029 (the “4.5% Notes”)
5.875% Notes: Refers to the Vista Outdoor Inc. secured senior notes due 2023, redeemed on March 12, 2021 (the “5.875% Notes”)
EBIT: Earnings (loss) before interest and income taxes
Lake City: Refers to the Lake City Army Ammunition Plant operated by a subsidiary of Olin Winchester.
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
The COVID-19 global pandemic has severely impacted levels of economic activity around the world. In response to this pandemic, governments and public health officials of many countries, states, cities, and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes by imposing shelter-in-place orders. We cannot predict the ultimate scope and duration of the pandemic and related business shutdowns or disruptions to our business, but the COVID-19 pandemic and the resulting economic and commercial shutdowns to date have negatively impacted our ability to conduct business in accordance with our plans. Disruptions to our business include restrictions on the ability of our sales and marketing personnel to travel, disruptions to our global supply chain, disruptions in manufacturing, and reduced demand and/or suspension of operations by our customers. A number of our retail customers have been forced to temporarily close their businesses, which has resulted in decreased orders for many of our products, which has negatively impacted our revenue.
Our business is particularly sensitive to reductions in discretionary consumer spending, and we cannot predict the degree to, or the time period over, which our business will continue to be affected by the COVID-19 pandemic. Although a number of vaccines are now available to treat the coronavirus, there are still numerous uncertainties associated with the pandemic, including the efficacy of the vaccines and their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the duration of store closures or occupancy restrictions, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties. Even if the virus is contained and our retail customers are able to resume normal operations, any significant reduction in consumer willingness to visit retail stores, the levels of consumer discretionary spending, or employee willingness to return to work would result in a further loss of revenues and cash flows.
Competition in our industry may hinder our ability to execute our business strategy, maintain profitability or maintain relationships with existing customers.
We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, Osprey, and Nalgene in the hydration systems market; Traeger, Pit Boss, Blackstone, and Lodge in the outdoor cooking market; Schwinn, Bontrager, Smith, Specialized, and Shoei in the bike and snow helmet and accessories markets; Garmin and Nikon in the golf electronics market; Winchester Ammunition of Olin Corporation, and various smaller manufacturers and importers, including Black Hills Ammunition, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market.
Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Competition could result in price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Certain of our competitors may be more diversified than us or may have financial and marketing resources that are substantially greater than ours, which may allow them to invest more heavily in intellectual property, product development and advertising. Since many of our competitors also source their products from third-parties, our ability to obtain a cost advantage through sourcing is reduced.
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
Our revenues and results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to various factors, including, but not limited to:
•market acceptance of our products and services;
•general economic conditions;
•the timing of large domestic and international orders;
•cancellation of existing orders;
•the outcome of any existing or future litigation;
•adverse publicity surrounding our products, the safety of our products or the use of our products;
•changes in our sales mix;
•new product introduction costs;
•complexity in our integrated supply chain;
•increased raw material expenses;
•changes in amount and/or timing of our operating expenses;
•natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, in markets in which we, our customers, suppliers and manufacturers operate; and
•changes in laws and regulations that may affect the marketability of our products.
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
We often schedule internal production and place orders for products with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:
•an increase or decrease in consumer demand for our products or for the products of our competitors;
•our failure to accurately forecast customer acceptance of new products;
•new product introductions by competitors;
•changes in our relationships with customers;
•changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic;
•changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports;
•weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and
•the domestic political environment, including debate over the regulation of ammunition and related products.

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
The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten customers accounted for approximately 40% of our consolidated net sales in fiscal year 2021. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.
Although we have long-established relationships with many of our retail customers, as is typical in the markets in which we compete, we do not have long-term purchase agreements with our customers. As such, we are dependent on individual purchase orders. As a result, these retail customers would be able to cancel their orders, change purchase quantities from forecast volumes, delay purchases, change other terms of our business relationship or cease to purchase our products entirely. Our customers’ purchasing activity may also be impacted by general economic conditions as well as natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic. For example, several large retail outdoor products retailers have recently closed many of their locations in response to the COVID-19 pandemic, which has resulted in reduced orders from those customers and negatively impacted sales revenue for several of our brands. A continuation of such store closures, or further closures after reopening because of a resurgence of the COVID-19 pandemic, would have an adverse effect on our future sales revenue.
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
Beginning on October 1, 2020, management and control of the Lake City Army Ammunition Plant transitioned to Olin Corporation’s Winchester business, which is a competitor of our ammunition business. After expiration of our current two-year supply agreement with Winchester, we may not be able to purchase Lake City Army Ammunition Plant products from Winchester on favorable terms or at all, and we may not be able to purchase ammunition products to replace the products we currently purchase from the Lake City Army Ammunition Plant from another supplier. If we fail to maintain an adequate supply of such ammunition products, our business, financial condition or results of operations could be adversely affected.
Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third-party suppliers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. For example, the closure of certain of our suppliers' manufacturing operations in Asia in response to the

COVID-19 pandemic temporarily affected the availability of new products for certain of our brands in the fourth quarter of fiscal year 2020 and first and second quarter of fiscal year 2021, which had a negative impact on our revenue. Future closures of our suppliers' manufacturing operations in response to the COVID-19 pandemic could have an adverse effect on our revenue in future periods.
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
We face risks relating to our international business operations that could adversely affect our business, financial condition or results of operations.
Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with our doing business internationally, including:
•issues related to managing international operations;
•potentially adverse tax developments;
•lack of sufficient protection for intellectual property in some countries;
•currency exchange;
•import and export controls;
•social, political, and economic instability in the countries in which we operate;
•changes in economic conditions;
•the occurrence of natural disasters, public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, in countries in which we operate;
•local laws and regulations, including those governing labor, product safety and environmental protection;
•changes to international treaties and regulations; and
•limitations on our ability to efficiently repatriate cash from our foreign operations.
Any one or more of these risks could adversely affect our business, financial condition or results of operations.
Changes in U.S. and global trade policies, including new and potential tariffs on goods we import or on products we export to other countries, could increase our cost of goods or limit our access to export markets.
In recent years, protectionist trade policies have been increasing around the world, including in the U.S. It is unclear what additional tariffs, duties, border taxes or other similar assessments on imports might be implemented in the future and what effects these changes may have on retail markets or our operating performance. Additional protectionist trade legislation in either the U.S. or foreign countries, including changes in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import components, parts, and products from foreign suppliers. In particular, increases in tariffs on goods imported into the U.S. could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our business.
Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.
The international nature of our business exposes us to trade sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of the Foreign Corrupt Practices Act ("FCPA"), export controls, anti-boycott provisions and other federal statutes, sanctions, and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase their enforcement efforts.
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
Because many of the products we sell are used for seasonal outdoor sporting activities, our results of operations may be significantly impacted by unseasonable weather conditions. For example, our winter sport accessories sales are dependent on cold winter weather and snowfall, and can be negatively impacted by unseasonably warm or dry weather. Conversely, sales of our spring and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather. Accordingly, our sales results and financial condition will typically suffer when weather patterns do not conform to seasonal norms.
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
Some of our products contain technology licensed from third-parties that provides important product functionality and features. We cannot assure you that we will have continued access to this technology. For example, if the licensing company ceases to exist, either as a result of bankruptcy, dissolution or purchase by a competitor, we may lose access to important third-

party technology and may not be able to obtain replacement technology on favorable terms or at all. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact our future access to the technology. Any of these actions could negatively affect our technology licenses, thereby reducing the functionality and features of our products, and adversely affect our business, financial condition or results of operations.
We manufacture and sell products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
Some of our products are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, such claims could have a material adverse effect on our business.
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
Like other global manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state and international laws, rules and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace safety, the environment, the import and export of products, and tax. See Item 1 “Business-Regulatory Matters” of this Annual Report for a description of the various laws and regulations to which our business is subject. Our failure to comply with applicable federal, state and local laws and regulations may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.
Changes in government policies and firearms and ammunition legislation could adversely affect our financial results.
The sale, purchase, ownership and use of firearms and ammunition are subject to numerous and varied federal, state and local governmental regulations. Sales of our ammunition products are heavily correlated with sales of firearms, and legislation restricting the sale or use of firearms could negatively affect sales of our ammunition products. Federal laws governing firearms and ammunition include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale and possession of firearms and ammunition. We hold all necessary licenses to legally sell ammunition in the U.S.
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
Furthermore, if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, in fiscal year 2020 we recorded impairment charges to the goodwill and identifiable indefinite-lived intangible assets associated with the Outdoor Recreation reporting unit.
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
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs. These brand promotion activities may not yield increased revenue and the effectiveness of these activities will depend on a number of factors, including our ability to:

•determine the appropriate creative message, media mix and markets for advertising, marketing and promotional initiatives and expenditures;
•identify the most effective and efficient level of spending in each market, medium and specific media vehicle; and
•effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.
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
Further, we serve the outdoor sports and recreation markets through a diverse portfolio of 34 brands that appeal to a broad range of end consumers. The perspectives of the broad range of consumers we serve are varied and can cause conflicting views across brands.
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
Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. Our means of protecting our proprietary rights in the U.S. or abroad may prove to be inadequate, and competitors may be able to develop similar intellectual property independently. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our products.
Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because our business could be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, an interference proceeding could result in substantial costs to us and disrupt our business.
In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the U.S. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions, including as a result of the COVID-19 pandemic, that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect our results of operations.
In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Our risk of uncollectible receivables and order cancellations has recently been elevated as a result of retail store closures in many locations as a result of the COVID-19 pandemic, which has adversely affected many of our customers. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows. In times of uncertain economic conditions there is also increased risk that inventories may not be liquidated in an efficient manner and may result in us having excess levels of inventory.
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
In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the U.S., including tax reform under the 2017 Tax Cuts and Jobs Act (the '2017 Tax Act'), which includes broad and complex changes to the U.S. tax code, and the state tax response to the 2017 Tax Act, including, but not limited to variability in our future tax rate.
Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.
Our 2021 ABL Revolving Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limits our ability to engage in actions that may be in our long-term best interests, including restrictions on our, and our subsidiaries', ability to:
•incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;
•make investments or acquisitions;

•sell, transfer or otherwise dispose of certain assets;
•create liens;
•enter into sale/leaseback transactions;
•enter into agreements restricting the ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries' assets;
•enter into transactions with affiliates;
•prepay, repurchase or redeem certain kinds of indebtedness;
•issue or sell stock of our subsidiaries; and
•significantly change the nature of our business.
The indenture governing our 4.5% Notes also contains many of these same restrictions. As a result of all of these restrictions, we may be:
•limited in how we conduct our business and pursue our strategy;
•unable to raise additional debt financing that we may require to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
A failure to comply with the covenants in the 2021 ABL Revolving Credit Facility could result in an event of default under the 2021 ABL Revolving Credit Facility, which could allow our creditors to accelerate the related indebtedness and proceed against the collateral that secures such indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 4.5% Notes could result in an event of default thereunder, which could allow the holders of the 4.5% Notes to accelerate such notes. The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants of any of our other debt agreements could cause a default under these debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our indebtedness as of March 31, 2021 does not include any outstanding variable rate debt. However, any future borrowings against the 2021 ABL Revolving Credit Facility would be subject to interest rate variability. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Even if we enter into additional interest rate swaps in the future in order to reduce future interest rate volatility, we may not fully mitigate our future interest rate risk.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
During the fiscal year ended March 31, 2021, approximately 14% of our revenue was generated from sales outside the U.S. Revenues from foreign operations (and the related expense) are often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.
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

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:
•allow our Board of Directors to authorize for issuance, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Board of Directors and, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board of Directors does not approve;
•prohibit our stockholders from taking action by written consent and require that stockholder action must take place at a duly called annual or special meeting of our stockholders;
•establish how stockholders may present proposals or nominate directors for election at meetings of our stockholders;
•mandate that stockholders may only remove directors for cause;
•grant exclusive privilege (subject to certain limited exceptions) to our directors, and not our stockholders, to fill vacancies on our Board of Directors;
•provide that only our Board of Directors, Chairman of our Board of Directors, our Chief Executive Officer or the President (in the absence of the Chief Executive Officer) are entitled to call a special meeting of our stockholders; and
•limit our ability to enter into business combination transactions with certain stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities—As of March 31, 2021, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities. All our facilities are leased unless noted otherwise below.
As of March 31, 2021, our segments had significant operations at the following locations, which include office, manufacturing, and distribution facilities:

Shooting Sports	*Lewiston, ID, *Anoka, MN, Overland Park, KS; Olathe, KS; Flora, MS; Manhattan, MT; Lares, PR; *Oroville, CA; *Lonoke, AR; Sweet Home, OR
Outdoor Products	Petaluma, CA; San Diego, CA; Scotts Valley, CA; Rantoul, IL; Hyde Park, UT
Corporate	Anoka, MN
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
The number of holders of record of Vista Outdoor's common stock as of May 17, 2021 was 3,106.
Equity Compensation Plan Information
See Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated by reference herein for information regarding our equity compensation plans.
Recent Sales of Unregistered Securities
None
Issuer Repurchases of Equity Securities
None.
On May 6, 2021, we announced that the Board of Directors authorized a share repurchase program (the 2021 Share Repurchase Program) pursuant to which we may repurchase up to $100 million of our common stock. The 2021 Share Repurchase Program expires on May 3, 2023.
Stockholder Return Performance Graph
The following graph compares, from January 29, 2015 (the first day our common stock began "when-issued" trading on the New York Stock Exchange) through the March 31, 2021 fiscal year end, the cumulative total return for our common stock with the comparable cumulative total return of two indexes: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S.
Our common stock began “regular-way” trading in connection with the Spin-Off on February 10, 2015. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that on January 29, 2015, $100 was invested in our common stock (at the closing price on that trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested.

Comparison of Total Return
225
200
175
150
125
100
75
50
25
0
01/29/15
03/31/15
03/31/16
03/31/17
03/31/18
03/31/19
03/31/20
03/31/21
100
131
159
63
50
24
27
98
100
102
102
117
131
140
128
197
100
105
100
123
137
137
100
193
Vista Outdoor Inc.
S&P 500
S&P Small Cap 600

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report. This section and other sections of this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors" included in this Annual Report.
(Dollar amounts in thousands except share and per share data or unless otherwise indicated)
Executive Summary
Business Overview
We serve the outdoor sports and recreation markets through a diverse portfolio of 34 well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products, including sporting ammunition, golf rangefinders, hydration products, outdoor accessories, outdoor cooking solutions, and protective equipment for certain action sports. We serve a broad range of end consumers, including outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. Our products are sold through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, Sports Inc., Sports South, Sportsman's Warehouse, Target, and Walmart. We also sell certain of our products directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and end consumers.
Organizational Structure
We conduct our operations through two reportable segments which are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. As of March 31, 2021, our two segments were Outdoor Products and Shooting Sports:
•Shooting Sports generated approximately 68% of our sales in fiscal year 2021. Shooting Sports is comprised of ammunition and hunting and shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting and shooting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, reloading equipment, clay targets, premium gun care products, holsters, duty gear, bags, packs, and optics products such as binoculars, riflescopes, and telescopes.
•Outdoor Products generated approximately 32% of our sales in fiscal year 2021. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills, stoves, and cookware. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.
Financial Highlights and Notable Events
Fiscal Year 2021
•Annual sales were $2,225,522 and $1,755,871 for the fiscal years ended March 31, 2021 and 2020, respectively. Sales in the Shooting Sports segment increased $329,356 or 27.7% which was primarily driven by strong demand in the market across nearly all categories and improved pricing. Also contributing to the increase were sales of $44,583 related to our recent acquisitions. Outdoor Products sales increased $140,295 or 24.8%. The increase was driven by strong demand in our Action Sports, Outdoor Cooking, and Golf businesses. This strong demand was partially offset by retail store closures in the first quarter of fiscal year 2021 and continued supply chain interruptions.
•During fiscal year 2021, we acquired certain assets related to Remington Outdoor Company, Inc.’s ("Remington") ammunition and accessories businesses and HEVI-Shot Ammunition. Both of these businesses are included in the Shooting Sports segment and contributed $44,583 in sales since the acquisitions. See Note 7, Acquisitions and Divestitures, in the consolidated financial statements included in this Annual Report.
•Gross profit was $632,960 and $358,766 for the fiscal years ended March 31, 2021 and 2020, respectively. The 76.4% increase in gross profit was primarily caused by the increase in sales volumes and improved pricing as discussed above, as well as operating efficiencies and strong direct-to-consumer sales. The increases were partially offset by increased shipping, tariffs, and product costs.

•EBIT totaled $284,958 and $(132,236) for the fiscal years ended March 31, 2021 and 2020, respectively. The increase was primarily driven by the gross profit increase as described above, prior year goodwill and intangible impairment expenses, and pretax gain on divestiture in the current year. These were partially offset by higher incentive compensation accruals, loss on extinguishment of debt, and higher transaction and transition costs in the current year.
•The decrease in the current year tax rate to (2.6)% from 9.3% in the prior year ended March 31, 2020 is primarily due to the decrease in valuation allowance driven by earnings in the current year which permitted us to realize previously valued tax assets. Additional drivers were the recognition of the benefit of loss carrybacks to prior profitable years as permitted under IRS regulations recently issued under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the release of the uncertain tax positions in the current period caused by the expiration of statute of limitations.
•We are reporting $4.44 of diluted earnings per share (EPS) for the fiscal year ended March 31, 2021 as compared to diluted EPS of $(2.68) for the fiscal year ended March 31, 2020.
•On March 31, 2021, we refinanced our 2018 ABL Revolving Credit Facility, which consisted of a $450,000 senior secured asset-based revolving credit facility, comprised of $20,000 in first-in, last-out (“FILO”) revolving credit commitments and $430,000 in non-FILO revolving credit commitments, by entering into the 2021 ABL Revolving Credit Facility consisting of a $450,000 senior secured asset-based revolving credit facility in non-FILO revolving credit commitments.
•On March 12, 2021, we redeemed in full all of the outstanding aggregate principal amount of the 5.875% Notes, equal to $350,000 aggregate principal amount, using a portion of the proceeds from the offering of 4.5% Notes. The 4.5% Notes mature March 15, 2029. The redemption price for the 5.875% Notes was approximately $355,100, equivalent to 101.46875% of the principal amount, plus accrued but unpaid interest. We recorded a loss on extinguishment of debt of approximately $6,471 for the fiscal year ended 2021 as a result of this redemption, which represents the premium paid on early redemption and unamortized debt issuance costs.
•The balance on our 2021 ABL Revolving Credit Facility was $0 at the end of the year, and cash increased by $211,890 since the end of our last fiscal year.
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
Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by hunting and recreational shooting participation rates, civil unrest and the political environment. The market for shooting sports products softened dramatically following the 2016 U.S. presidential election but began to recover in the fourth quarter of our fiscal year 2020. During our fiscal year 2021, we saw a continuance of these participation trends in the industry and in our business with our end users seeking empowerment and personal protection. The extent and duration of this increase in demand for hunting and shooting-sports related products is uncertain. We expect that during our fiscal year 2022 demand for hunting and shooting-sports related products will be influenced by the continued participation trends, nationwide civil unrest, the COVID-19 pandemic, and their associated impacts on general economic and retail conditions.
We believe that these long-term participation trends support our expectation of continued increased demand for hunting and shooting-sports related products. Participation rates have remained strong despite the COVID-19 pandemic and nationwide civil unrest, and we are seeing an expanded demographic of users. This broadened end consumer base has resulted in a much larger total addressable market opportunity for the industry and for our company. We expect to see continued increases in participation as consumers look to local outdoor activities as a substitute for travel and other competing pursuits impacted by the COVID-19 pandemic. We believe we are well-positioned to succeed and capitalize on this demand given our scale and global operating platform, which we believe is particularly difficult to replicate in the highly regulated and capital-intensive ammunition manufacturing sector.
Outdoor Recreation Industry
The outdoor recreation industry represents a large and growing focus area of our business. We design, source, manufacture, and sell outdoor recreation products through our Bell, Giro, CamelBak, Camp Chef and Bushnell Golf brands, among others. These brands operate in highly competitive and global markets serving cycling, snow sports, hiking, camping, outdoor cooking, and golf enthusiasts.

During fiscal year 2021, our Outdoor Products brands experienced a challenging retail environment driven by a variety of factors, including the ongoing shift in consumer preferences to utilize online platforms, as well as other market pressures. Many of our brands have been able to respond and capitalize on the trend towards online shopping platforms, including our brands’ direct-to-consumer websites. We strive to create frictionless experiences for our consumers, and design our business model such that we are able to meet our consumers wherever they want to shop. We expect that these trends will offset the impact of the ongoing COVID-19 pandemic on general economic and retail conditions. However, a return to widespread store closures, or COVID-19 pandemic related disruption, resulting in deterioration of general economic conditions may adversely affect the brands in our Outdoor Products segment in fiscal year 2022.
We believe that long-term outdoor participation trends combined with a larger base of participants supports our expectation of continued increased demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. Participation rates have remained strong and we are seeing an expanded demographic within our end users. We expect participation to continue to increase during the global recovery from the COVID-19 pandemic as consumers look to local outdoor activities as a substitute for travel and other competing pursuits. Our Outdoor Products brands hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused research and development and marketing investments including increased use of social media and other digital marketing. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, our brands are also well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We review our estimates on an ongoing basis to ensure the estimates appropriately reflect changes in our business and the most recent information available.
We believe the critical accounting policies discussed below affect our most significant estimates and judgments used in the preparation of our consolidated financial statements. For a complete discussion of all our significant accounting policies, see Note 1, Significant Accounting Policies, to the consolidated financial statements included in this Annual Report.
Revenue Recognition
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax, and other similar taxes are excluded from revenue.
Allowance for Estimated Credit Losses
We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances, and the customers' financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.
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
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. As per our policy, any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change.
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
Accounting for goodwill and indefinite-lived intangibles
Goodwill—We test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we had six reporting units, as of the fiscal year 2021 testing date.
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment as of January 1, 2021, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.
When we perform a step one analysis to assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the excess. The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted equally against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
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
Indefinite Lived Intangible Assets—Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2021, and concluded there were not indicators of impairment on the majority of our indefinite lived intangibles. We completed a step one assessment as of January 1, 2021 related to our CamelBak indefinite lived tradename and concluded there was no impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.
Our identifiable intangibles with indefinite lives consist of certain trademarks and tradenames. When we complete a step one assessment, the impairment test consists of a comparison of the estimated fair value of the specific intangible asset with its carrying value. The estimated fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them.

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
Results of Operations
As of March 31, 2021, we had six operating segments which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions.
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments. Outdoor Products is comprised of our Action Sports, Outdoor Cooking, Hydration, and Golf operating segments. The operating segments comprising our respective reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains.
Our CODM relies on internal management reporting that analyzes consolidated results to the net income level and operating segment's EBIT, which is defined as earnings (loss) before interest and income taxes. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period. These include impairment charges, restructuring related-costs, merger and acquisition costs, loss/gain on divestitures and other non-recurring items.
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
Fiscal Year 2021 Compared to Fiscal Year 2020
Our net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,
Sales, net:	2021	2020	$ Change	% Change
Shooting Sports	$1,518,692	$1,189,336	$329,356	27.7%
Outdoor Products	706,830	566,535	140,295	24.8%
Total	$2,225,522	$1,755,871	$469,651	26.7%
Shooting Sports—The increase in sales was primarily driven by strong demand in the market across nearly all categories, and improved pricing. Acquisitions accounted for $44,583 of net sales in fiscal year 2021. These increases were partially offset by the sale of our Firearms Business in fiscal year 2020, which accounted for approximately $25,000 of net sales.
Outdoor Products—The increase in sales was driven by strong demand in our Action Sports, Outdoor Cooking, and Golf businesses. This strong demand was partially offset by retail store closures in our first quarter of fiscal year 2021 and continued supply chain interruptions.

	Years ended March 31,
Gross Profit:	2021	2020	$ Change	% Change
Shooting Sports	$426,781	$210,866	$215,915	102.4%
Outdoor Products	206,872	149,420	57,452	38.5%
Corporate and Other	(693)	(1,520)	827	54.4%
Total	$632,960	$358,766	$274,194	76.4%
Shooting Sports—The increase in gross profit was primarily driven by sales volume and pricing as described above and operating efficiencies. These increases were partially offset by the sale of our Firearms Business in fiscal year 2020.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume as described above and strong direct-to-consumer sales, partially offset by increased shipping, tariff, and product costs.
Corporate and Other—The increase in corporate gross profit was due to prior year business restructuring costs, partially offset by inventory step-up expenses during the current year.

	Years ended March 31,
EBIT:	2021	2020	$ Change	% Change
Shooting Sports	$278,978	$80,028	$198,950	248.6%
Outdoor Products	81,678	29,998	51,680	172.3%
Corporate and Other	(75,698)	(242,262)	166,564	68.8%
Total	$284,958	$(132,236)	$417,194	315.5%
Shooting Sports—The increase in EBIT was primarily driven by the gross profit increase as described above, decreased travel and trade show expenses due to the COVID-19 pandemic, benefits from prior year cost savings initiatives, partially offset by losses attributable to initial marketing and start-up costs at Remington, increased incentive compensation accruals and the sale of our Firearms Business in fiscal year 2020.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase as described above, partially offset by increased incentive compensation accruals and higher selling and marketing costs.
Corporate and Other—The increase in EBIT was primarily driven by prior year goodwill and intangible impairment expenses of $155,588, pretax gain on divestiture of $18,467 in the current year, prior year held for sale asset impairment of $9,429 in our Firearms business, and a reduction of prior year restructuring expenses. These were partially offset by higher incentive compensation accrual, the loss on extinguishment of debt and higher transaction and transition costs in the current year.
Our net interest expense and income tax provision are presented below on a consolidated basis (dollars in thousands):

	Years ended March 31,
	2021	2020	$ Change	% Change
Interest expense, net	$25,574	$38,791	$(13,217)	(34.1)%
The decrease in interest expense was due to a decrease in our average debt balance and a decrease in debt issuance cost write offs.

	Years ended March 31,
	2021	Effective Rate	2020	Effective Rate	Change
Income tax benefit	$6,628	(2.6)%	$15,948	9.3%	$(9,320)
The decrease in the current period tax rate is primarily due to the decrease in the valuation allowance driven by earnings in the current year which permitted us to realize previously valued tax assets. Additional drivers were the recognition of the benefit of loss carrybacks to prior profitable years as permitted under IRS regulations recently issued under the CARES Act and the release of the uncertain tax positions in the current period caused by the expiration of statute of limitations.
As of March 31, 2021, our deferred tax assets were primarily the result of capital loss carryforwards, tax loss and credit carryforwards, and other deferred tax assets. A valuation allowance of $22,528 and $72,065 was recorded against our gross deferred tax assets balance as of March 31, 2021 and March 31, 2020, respectively. For the fiscal year ended March 31, 2021, we recorded a net valuation allowance release of $49,537 on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2021, we can demonstrate an estimate of objectively verifiable future income which is based on the prior 12 quarters financial results, as adjusted for the effects of non-recurring items (these items are not indicative of our ability to generate income in future years). In addition to the above, another source of future taxable income results from scheduling out the future reversals of existing deferred tax liabilities, which support our ability to utilize the existing deferred tax assets. The combination of the above sources of future taxable income support the net valuation allowance release on our ordinary federal deferred tax assets and a significant portion of the state deferred tax assets.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2021 of (2.6)% differs from the federal statutory rate of 21% primarily due to the impact of the decrease in the valuation allowance, the release of uncertain tax positions, and the impact of the CARES Act.
The effective tax rate for fiscal year 2020 of 9.3% differs from the federal statutory rate of 21% primarily due to the impact of the nondeductible goodwill impairment charge and the increase in valuation allowance offset by the release of the uncertain tax positions.
As of March 31, 2021 and 2020, the total amount of unrecognized tax benefits was $23,000 and $30,159, respectively, of which $20,283 and $27,503, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $7,334 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $6,561. See Note 15, Income Taxes, to the consolidated financial statements included in this Annual Report for further details.
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
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized as follows:

	Years ended March 31,
	2021	2020
Cash provided by operating activities	$345,374	$76,745
Cash (used for) provided by investing activities	(102,018)	133,076
Cash used for financing activities	(31,640)	(200,058)
Effect of foreign currency exchange rate fluctuations on cash	174	(323)
Increase in cash and cash equivalents	$211,890	$9,440
Operating Activities
Net cash provided by operating activities increased $268,629. The change from the prior-year period was primarily driven by increased net income, timing of vendor payments, and the deferral of certain employer payroll tax payments under the CARES Act. The increases were partially offset by additional inventory purchases in the current fiscal year.
Investing Activities
The increase in net cash used for investing activities was driven by a decrease in proceeds from divestitures, increases in cash used for acquisition of businesses, and increased capital expenditures in the current fiscal year.
Financing Activities
Net cash used for financing activities decreased $168,418. The improvements were primarily driven by net proceeds from the issuance of our 4.5% Notes and redemption of our 5.875% Notes in fiscal year 2021, partially offset by increased net payments on our line of credit during the current fiscal year.

Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. During fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility and outstanding debt securities. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes, as discussed further below. We also intend to fund the 2021 Share Repurchase Program of up to $100 million over the next two years, which was approved subsequent to the end of the fiscal year to mainly offset dilution. This amount is currently well below the covenants that limit our stock buyback.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2021 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures over the next 12 months and fund the 2021 Share Repurchase Program as described above.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets as a result of the COVID-19 pandemic, or our future financial condition and performance. Furthermore, because our 2021 ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions as a result of the COVID-19 pandemic that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the 2021 ABL Revolving Credit Facility.
Long-Term Debt and Credit Agreements
As of March 31, 2021, we had actual total indebtedness of $500,000, which consisted of the following:

March 31, 2021
4.5% Senior Notes	$500,000
Less: unamortized deferred financing costs	(4,436)
Carrying amount of long-term debt	$495,564
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 40% as of March 31, 2021.
See Note 13, Long-term Debt, to the consolidated financial statements in Part II, Item 8 included in this Annual Report for a detailed discussion of our indebtedness.
Covenants
2021 ABL Revolving Credit Facilities—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the 2021 Credit Facility contains a financial covenant that the Excess Availability under the ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the borrowing base, and (b) $42,500. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the 2021 ABL Revolving Credit Facility.
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under another debt agreement. As of March 31, 2021, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
4.5% Notes—The indenture governing the 4.5% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments.
Contractual Obligations and Commercial Commitments
The following tables summarize our contractual obligations and commercial commitments as of March 31, 2021:

Contractual obligations:		Payments due by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Long-term debt	$500,000	$—	$—	$—	$500,000
Interest on debt (1)	185,990	23,249	46,498	46,498	69,745
Operating leases (2)	130,798	17,060	29,371	24,196	60,171
Purchase commitments	214,372	212,883	1,489	—	—
Total contractual obligations (3)	$1,031,160	$253,192	$77,358	$70,694	$629,916

Other commercial commitments:		Commitment Expiration by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5
Letters of credit	$21,570	$21,570	$—	$—
(1)Includes interest based on outstanding debt as of March 31, 2021.
(2)Does not include future expected sublease income of $222.
(3)Pension benefit obligation has been excluded from the Contractual Obligations table (see Note 14, Employee Benefit Plans, to our Consolidated Financial Statements included in this Annual Report).
The total liability for uncertain tax positions as of March 31, 2021 was approximately $23,000 (see Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8, of this Annual Report), $0 of which could be paid within 12 months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
Contingencies
Litigation
From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
Environmental Liabilities
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

Dependence on Key Customers; Concentration of Credit
No customer contributed more than 10% of sales during fiscal year 2021; however, Walmart accounted for approximately 13% and 14% of our total fiscal years 2020 and 2019 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal years 2020 and 2019.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. A significant portion of our indebtedness consists of revolver borrowings that are not outstanding as of April 1, 2021 but have variable rates of interest that would expose us to interest rate risk when the revolver borrowings are utilized. While our indebtedness as of April 1, 2021 does not include any outstanding variable debt, any future borrowings against the 2021 ABL Revolving Credit Facility would be subject to interest rate variability. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding these financial instruments is contained in Note 2, Fair Value of Financial Instruments, to the audited consolidated financial statements included in this Annual Report. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vista Outdoor Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc.(the “Company”) as of March 31, 2021 and 2020; and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition—Forecast of Future Cash Flows for Certain Assets Acquired—Refer to Note 7 to the financial statements
Critical Audit Matter Description
On October 12, 2020, the Company acquired certain assets related to Remington Outdoor Company, Inc.’s (“Remington”) ammunition and accessories business of Remington Outdoor Company, Inc. for $81.7 million. The Company allocated the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, which resulted in the Remington indefinite-lived tradename being recorded in the amount of $24.5 million. The Company estimated the fair value of the tradename using the relief-from-royalty method under the income approach, which required management to make significant estimates and assumptions related to the forecasts of future sales and the discount rate and royalty rate. Changes in these assumptions could have a significant impact on the fair value.
We identified the fair value determination of acquired intangible assets, specifically the Remington tradename, and the resulting goodwill for the business combination as a critical audit matter due to the significant estimates and assumptions required in determining the forecasts of future sales and the discount rate and royalty rate. There was a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to the selection of the discount rate and royalty rate and forecasts of future sales.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future sales and the selection of the discount rate and royalty rate for the Remington acquisition included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over the forecasts of future sales and selection of the discount rate and royalty rate.
•We inquired of appropriate individuals, both within and outside of finance, regarding the sales forecasts.
•We evaluated the reasonableness of management’s forecasts of sales by comparing the forecasts to:
–Historical sales of similar reporting units owned by the Company as well as those of certain peer companies, including testing the completeness, accuracy, and relevance of underlying historical data.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company’s press releases, as well as analyst and industry reports for the Company, applicable market data, and certain of its peer companies.
–Evidence obtained in other areas of the audit, including retrospective reviews of post-acquisition financial results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and royalty rate by:
–Testing the source information underlying the determination of the discount rate and royalty rate and testing the mathematical accuracy of the calculations.
–Comparing the discount rate and royalty rate to market data.
–Developing ranges of independent estimates and comparing those to the discount rate and royalty rate selected by management.
–Performing a profit split analysis to evaluate the reasonableness of the selected royalty rate.
–Comparing the estimated weighted average return on assets, internal rate of return, and the discount rate used in the valuation models and evaluating whether they were consistent with each other.
/s/ Deloitte & Touche LLP
Salt Lake City, Utah
May 20, 2021
We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$243,265	$31,375
Net receivables	301,575	313,517
Net inventories	454,504	331,293
Income tax receivable	37,870	7,626
Other current assets	27,018	26,179
Total current assets	1,064,232	709,990
Net property, plant, and equipment	197,531	184,733
Operating lease assets	72,400	69,024
Goodwill	86,082	83,167
Net intangible assets	314,955	306,100
Deferred charges and other non-current assets	29,739	41,863
Total assets	$1,764,939	$1,394,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163,839	$89,996
Accrued compensation	63,318	38,806
Federal excise, use, and other taxes	23,092	19,702
Other current liabilities	120,568	98,197
Total current liabilities	370,817	246,701
Long-term debt	495,564	515,394
Deferred income tax liabilities	8,235	12,810
Long-term operating lease liabilities	77,375	73,738
Accrued pension and postemployment benefits	33,503	60,225
Other long-term liabilities	42,448	43,504
Total liabilities	1,027,942	952,372
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—58,561,016 shares as of March 31, 2021 and 58,038,822 shares as of March 31, 2020	585	580
Additional paid-in-capital	1,731,479	1,744,096
Accumulated deficit	(694,036)	(960,048)
Accumulated other comprehensive loss	(83,195)	(100,994)
Common stock in treasury, at cost—5,403,423 shares held as of March 31, 2021 and 5,925,617 shares held as of March 31, 2020	(217,836)	(241,129)
Total stockholders' equity	736,997	442,505
Total liabilities and stockholders' equity	$1,764,939	$1,394,877
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
(Amounts in thousands except per share data)	2021	2020	2019
Sales, net	$2,225,522	$1,755,871	$2,058,528
Cost of sales	1,592,562	1,397,105	1,642,840
Gross profit	632,960	358,766	415,688
Operating expenses:
Research and development	22,538	22,998	27,742
Selling, general, and administrative	337,460	302,554	377,049
Impairment of goodwill and intangibles (Note 11)	—	155,588	456,023
Impairment of held-for-sale goodwill (Note 11)	—	—	80,604
Impairment of held-for-sale assets (Notes 7)	—	9,429	84,555
Earnings (loss) before interest, income taxes, and other	272,962	(131,803)	(610,285)
Other income ( expense):
Gain (loss) on divestitures (Note 7)	18,467	(433)	(6,796)
Loss on extinguishment of debt (Note 13)	(6,471)	—	—
Earnings (loss) before interest and income taxes	284,958	(132,236)	(617,081)
Interest expense, net	(25,574)	(38,791)	(57,191)
Earnings (loss) before income taxes	259,384	(171,027)	(674,272)
Income tax benefit	6,628	15,948	25,829
Net income (loss)	$266,012	$(155,079)	$(648,443)
Earnings (loss) per common share:
Basic	$4.57	$(2.68)	$(11.27)
Diluted	$4.44	$(2.68)	$(11.27)

Weighted-average number of common shares outstanding:
Basic	58,241	57,846	57,544
Diluted	59,905	57,846	57,544

Net income (loss) (from above)	$266,012	$(155,079)	$(648,443)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $77, $0, and $75	(236)	(313)	(238)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(950), $0, and $(686)	2,927	3,247	2,172
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $(4,055), $0, and $3,141	12,496	(21,617)	(9,948)
Change in derivative instruments, net of tax benefit (expense) of $(515), $0, and $369	1,587	(2,161)	(1,169)
Reclassification of currency translation gains	—	3,150	37,542
Change in cumulative translation adjustment	1,025	(333)	(7,030)
Total other comprehensive income (loss)	17,799	(18,027)	21,329
Comprehensive income (loss)	$283,811	$(173,106)	$(627,114)
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2021	2020	2019
Operating Activities
Net income (loss)	$266,012	$(155,079)	$(648,443)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	45,264	47,863	53,129
Amortization of intangible assets	19,846	19,995	24,374
Amortization of deferred financing costs	2,922	6,087	10,573
Impairment of held-for-sale assets (Note 7)	—	9,429	84,555
Impairment of held-for-sale goodwill (Note 11)	—	—	80,604
Impairment of goodwill and intangibles (Note 11)	—	155,588	456,023
(Gain)/loss on sale of businesses (Note 7)	(18,467)	433	4,925
Deferred income taxes	(10,106)	(4,521)	(22,718)
Loss/(gain) on disposal of property, plant, and equipment	4,565	(1,117)	14,081
Loss on extinguishment of debt	6,471	—	—
Share-based compensation	13,303	6,810	6,599
Changes in assets and liabilities:
Net receivables	17,495	44,256	30,998
Net inventories	(84,185)	(7,675)	(7,102)
Accounts payable	72,946	(12,543)	540
Accrued compensation	22,617	1,481	2,563
Accrued income taxes	(37,397)	(12,053)	4,907
Federal excise, use, and other taxes	3,323	(1,227)	407
Pension and other postretirement benefits	(6,607)	(4,542)	(2,657)
Other assets and liabilities	27,372	(16,440)	4,117
Cash provided by operating activities	345,374	76,745	97,475
Investing Activities
Capital expenditures	(30,166)	(23,768)	(42,242)
Proceeds from the sale of businesses	23,654	156,567	154,595
Acquisition of businesses	(95,605)	—	—
Proceeds from the disposition of property, plant, and equipment	99	277	365
Cash (used for) provided by investing activities	(102,018)	133,076	112,718
Financing Activities
Borrowings on lines of credit	73,077	410,634	545,000
Payments made on lines of credit	(240,333)	(463,382)	(325,000)
Proceeds from issuance of long-term debt	500,000	—	149,343
Payments made on long-term debt	(350,000)	(144,509)	(580,834)
Settlement from former parent	—	—	13,047
Payments made for debt issue costs and prepayment premiums	(6,496)	(1,033)	(10,376)
Early redemption of long-term debt	(5,141)	—	—
Deferred payments for acquisitions	—	(1,348)	(1,348)
Proceeds from employee stock compensation and stock purchase plans	1,386	315	376
Payment of employee taxes related to vested stock awards	(4,133)	(735)	(1,318)
Cash used for financing activities	(31,640)	(200,058)	(211,110)
Effect of foreign currency exchange rate fluctuations on cash	174	(323)	(18)
Increase (decrease) in cash and cash equivalents	211,890	9,440	(935)
Cash and cash equivalents at beginning of year	31,375	21,935	22,870
Cash and cash equivalents at end of year	$243,265	$31,375	$21,935
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$2,004	$2,923	$7,430
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2018	57,431,299	$574	$1,746,182	$(156,526)	$(104,296)	$(268,444)	$1,217,490
Comprehensive loss	—	—	—	(648,443)	21,329	—	(627,114)
Share-based compensation	—	—	6,701	—	—	(102)	6,599
Restricted stock vested and shares withheld	188,434	—	(10,927)	—	—	9,973	(954)
Employee stock purchase program	31,519	—	(922)	—	—	1,298	376
Settlement from former parent	—	—	13,047	—	—	—	13,047
Other	59,682	3	(1,662)	—	—	1,255	(404)
Balance, March 31, 2019	57,710,934	577	1,752,419	(804,969)	(82,967)	(256,020)	609,040
Comprehensive loss	—	—	—	(155,079)	(18,027)	—	(173,106)
Share-based compensation	—	—	6,810	—	—	—	6,810
Restricted stock vested and shares withheld	202,172	—	(12,200)	—	—	11,579	(621)
Employee stock purchase program	43,225	—	(1,451)	—	—	1,766	315
Other	82,491	3	(1,482)	—	—	1,546	67
Balance, March 31, 2020	58,038,822	580	1,744,096	(960,048)	(100,994)	(241,129)	442,505
Comprehensive income	—	—	—	266,012	17,799	—	283,811
Exercise of stock options	92,604	—	(2,370)	—	—	3,756	1,386
Share-based compensation	—	—	13,303	—	—	—	13,303
Restricted stock vested and shares withheld	304,099	—	(18,773)	—	—	14,444	(4,329)
Employee stock purchase program	15,742	—	(322)	—	—	638	316
Other	109,749	5	(4,455)	—	—	4,455	5
Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations and Basis of Presentation. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Shooting Sports and Outdoor Products. We are headquartered in Anoka, Minnesota and have 16 manufacturing and distribution facilities in the U.S., Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We were incorporated in Delaware in 2014. The consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the U.S.
Reclassifications. Changes to the mathematical sign used to denote income taxes for fiscal years 2021, 2020, and 2019 were made to conform to the current period presentation in the consolidated statements of comprehensive income. This reclassification had no impact to our key metrics including Earnings (loss) before income taxes or Net income (loss).
Unamortized debt issuance costs related to the 2018 ABL Revolving Credit Facility as of March 31, 2020 have been reclassified from long-term debt to other current assets and other non-current assets to conform to the current period presentation in the consolidated balance sheets. These reclassifications had no impact to our key metrics including Earnings (loss) before income taxes or Net income (loss).
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
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates properly reflect changes in our business or as new information becomes available.
Revenue Recognition. We recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title, and the transfer of the significant risks and rewards of ownership of the product.
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax, and other similar taxes are excluded from revenue. Revenue recognition is discussed in further detail in Note 5, Revenue Recognition.
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
Advertising Costs. Advertising and promotional costs including print ads, commercials, catalogs, and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $44,600, $37,950, and $66,436 for the fiscal years ended March 31, 2021, 2020, and 2019, respectively.
Cash Equivalents. Cash equivalents are all highly liquid cash investments purchased with original maturities of three months or less.
Allowance for Estimated Credit Losses. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances, and the customers' financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.
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
Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. We measure and disclose the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. The measurement of assets and liabilities at fair value are classified using the following three-tier hierarchy:
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
Accounting for Goodwill and Indefinite Lived Intangible Assets. Goodwill—We test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we had six reporting units, as of the fiscal year 2021 testing date.
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment as of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
January 1, 2021, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.
When we perform a step one analysis to assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the excess. The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted equally against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
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
Indefinite Lived Intangible Assets—Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2021, and concluded there were not indicators of impairment on the majority of our indefinite lived intangibles. We completed a step one assessment as of January 1, 2021 related to our CamelBak indefinite lived tradename and concluded there was no impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.
Our identifiable intangibles with indefinite lives consist of certain trademarks and tradenames. When we complete a step one assessment, the impairment test consists of a comparison of the estimated fair value of the specific intangible asset with its carrying value. The estimated fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them.
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
Amortizing Intangible Assets, Long-Lived Assets. Our primary identifiable intangible assets include trademarks and tradenames, patented technology, and customer relationships. Our long-lived assets consist primarily of property, plant, and equipment, amortizing right-of-use asset related to our operating leases and amortizing costs related to cloud computing arrangements. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value.
Business Combinations. We use our best estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed, as well as the uncertain tax positions and tax-related valuation allowances that are initially recorded in connection with a business combination. These estimates and assumptions are uncertain and may require adjustment. During the measurement period of one year from the acquisition date, we continue to collect information and reevaluate these estimates and assumptions, and records adjustments to these estimates to goodwill. Any adjustments to the acquired assets and liabilities assumed that are identified subsequent to the measurement period are recorded in earnings. See Note 7, Acquisitions and Divestitures, for additional information.

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
Stock-Based Compensation. We account for our share-based compensation arrangements in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718") which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Our stock-based compensation plans, which are described more fully in Note 17, Stockholders' Equity, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), performance awards with a TSR modifier, restricted stock/restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.
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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $6,214 and $5,830 as of March 31, 2021 and 2020, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
("AOCL") in stockholders' equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period.
Accumulated Other Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31,
	2021	2020
Derivatives	$161	$(1,426)
Pension and other postretirement benefit liabilities	(78,166)	(93,353)
Cumulative translation adjustment	(5,190)	(6,215)
Total accumulated other comprehensive loss	$(83,195)	$(100,994)
The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Years ended March 31,
	2021				2020
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$(1,426)	$(93,353)	$(6,215)	$(100,994)	$735	$(74,670)	$(9,032)	$(82,967)
Change in fair value of derivatives	1,309	—	—	1,309	(1,555)	—	—	(1,555)
Net loss (gain) reclassified from AOCL	278	—	—	278	(606)	—	—	(606)
Net actuarial losses reclassified from AOCL (1)	—	2,927	—	2,927	—	3,247	—	3,247
Prior service costs reclassified from AOCL (1)	—	(236)	—	(236)	—	(313)	—	(313)
Valuation adjustment for pension and postretirement benefit plans (1)	—	12,496	—	12,496	—	(21,617)	—	(21,617)
Currency translation gains reclassified from AOCL (2)	—	—	—	—	—	—	3,150	3,150
Net change in cumulative translation adjustment	—	—	1,025	1,025	—	—	(333)	(333)
End of year AOCL	$161	$(78,166)	$(5,190)	$(83,195)	$(1,426)	$(93,353)	$(6,215)	$(100,994)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 14, Employee Benefit Plans.
(2) Amounts related to the foreign currency translation gains realized upon the divestiture of our Firearms business in the second quarter of fiscal year 2020.
Adoption of New Accounting Pronouncements. On March 31, 2021, we adopted ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” which amends ASC 715. This update includes adding, clarifying and removing various disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for fiscal years ending after December 15, 2020, with earlier application permitted. The guidance in this update is applied on a retrospective basis to all periods presented. The adoption of this update did not have a material impact on our consolidated financial statements. For further information, see Note 14, Employee Benefit Plans.
On April 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("Topic 326"). Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. Our prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of Topic 326 and therefore, the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures. For further information, see Note 8, Receivables.
On April 1, 2020, we adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU removed, modified or added to the disclosure requirements for fair value measurements in Topic 820, "Fair Value Measurement" ("Topic 820"). The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Recent Accounting Pronouncements. In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently evaluating the impact this ASU will have on our consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles ASC Topic 740, "Accounting for Income Taxes" and simplifies certain U.S. GAAP requirements. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. We will adopt this ASU as of April 1, 2021, and do not expect this new guidance to have a material impact on our consolidated financial statements and related disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.
2. Fair Value of Financial Instruments
We measure and disclose our financial assets and liabilities at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the three-tier hierarchy. See Note 1, Significant Accounting Policies, for additional information.
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
Commodity Price Hedging Instruments
We periodically enter into commodity forward contracts to hedge our exposure to price fluctuations on certain commodities we use for raw material components in our manufacturing process. When actual commodity prices exceed the fixed price provided by these contracts, we receive this difference from the counterparty, and when actual commodity prices are below the contractually provided fixed price, we pay this difference to the counterparty. We consider these to be Level 2 instruments. See Note 4, Derivative Financial Instruments, for additional information.
Note Receivable
In connection with the sale of our Firearms business in, fiscal year 2020, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. See Note 8, Receivables, for additional information and below for fair value amounts related to the Note Receivable.
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of March 31, 2021 and March 31, 2020 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of March 31, 2021 and March 31, 2020 are categorized within Level 1 of the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	March 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt (1)	$500,000	$493,750	$350,000	$284,375
Variable rate debt (2)	$—	$—	$167,256	$167,256
(1) Fixed rate debt—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes which will mature on March 15, 2029. These notes are unsecured and senior obligations. In fiscal year 2016, we issued $350,000 aggregate principal amount of 5.875% Senior Notes that were redeemed on March 12, 2021. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for information on our credit facilities, including certain risks and uncertainties.
(2) Variable rate debt— The carrying value of the amounts outstanding under our 2018 ABL Revolving Credit Facility approximates the fair value due to the short-term nature of these obligations as of March 31, 2020. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 1, Significant Accounting Policies, for further information on our accounting policies regarding long-lived assets and held for sale assets.
3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of its right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term up to five years. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases were as follows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

		March 31,
	Balance Sheet Caption	2021	2020
Assets:
Operating lease assets	Operating lease assets	$72,400	$69,024

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$10,044	$10,780
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	77,375	73,738
Total lease liabilities		$87,419	$84,518
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Years ended March 31,
	2021	2020
Fixed operating lease costs (1)	$20,759	$18,932
Variable operating lease costs	2,756	2,839
Sublease income	(802)	(877)
Net lease costs	$22,713	$20,894
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31,
	2021	2020
Weighted Average Remaining Lease Term (Years):
Operating leases	9.32	9.55

Weighted Average Discount Rate:
Operating leases	8.64%	8.64%
The approximate future minimum lease payments under operating leases were as follows:

March 31, 2021
Fiscal year 2022	$17,060
Fiscal year 2023	15,546
Fiscal year 2024	13,825
Fiscal year 2025	12,584
Fiscal year 2026	11,612
Thereafter	60,171
Total lease payments	130,798
Less imputed interest	(43,379)
Present value of lease liabilities	$87,419

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Supplemental cash flow information related to leases is as follows:

	Years ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$17,524	$19,915
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$13,167	$5,636
4. Derivative Financial Instruments
In the normal course of business, we are exposed to market risks arising from adverse changes in:
•commodity prices affecting the cost of raw materials, and
•interest rates
We use designated cash flow hedges to manage our level of exposure.
We entered into various commodity forward contracts during fiscal year 2021 in accordance with our accounting policies in Note 1, Significant Accounting Policies. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of March 31, 2021, we had outstanding lead forward contracts on 9.75 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
5. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Years ended March 31,
	2021			2020
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$1,119,754	$—	$1,119,754	$846,974	$—	$846,974
Firearms	—	—	—	24,577	—	24,577
Hunting and Shooting	398,938	—	398,938	317,785	—	317,785
Action Sports	—	364,454	364,454	—	297,623	297,623
Outdoor Recreation (1)	—	342,376	342,376	—	268,912	268,912
Total	$1,518,692	$706,830	$2,225,522	$1,189,336	$566,535	$1,755,871

Geographic Region
United States	$1,390,823	$515,131	$1,905,954	$1,057,699	$396,524	$1,454,223
Rest of the World	127,869	191,699	319,568	131,637	170,011	301,648
Total	$1,518,692	$706,830	$2,225,522	$1,189,336	$566,535	$1,755,871
(1) Outdoor Recreation includes the operating segments; Hydration, Outdoor Cooking, and Golf.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
We sell our products in the U.S. and internationally. A majority of our sales are concentrated in the U.S. See Note 18, Operating Segment Information for information on international revenues.
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
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, firearms and ammunition excise tax, and other similar taxes are excluded from revenue.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below (in thousands):

	Years ended March 31,
(Amounts in thousands except per share data)	2021	2020	2019
Numerator:
Net income (loss)	$266,012	$(155,079)	$(648,443)
Denominator:
Weighted-average number of common shares outstanding, basic	58,241	57,846	57,544
Dilutive effect of stock-based awards (1)	1,664	—	—
Diluted shares	59,905	57,846	57,544
Earnings (loss) per common share:
Basic	$4.57	$(2.68)	$(11.27)
Diluted	$4.44	$(2.68)	$(11.27)
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 543 for the fiscal years ended March 31, 2021. Due to the loss from continuing operations for the fiscal years ended March 31, 2020 and 2019, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive.
7. Acquisitions and Divestitures
On August 31, 2018, we completed the sale of our Eyewear brands. The selling price was $158,000, subject to customary working capital adjustments. As a result of the sale, during fiscal year 2019, we recorded a pretax loss of $4,925, which is included in other expense, primarily due to the final allocation of goodwill and fixed assets for the Eyewear brands.
During fiscal year 2019, we recognized an impairment of $44,921 related to the expected loss on the sale of our held-for-sale assets related to the Eyewear brands. The loss is primarily attributable to cumulative foreign currency translation adjustments for these entities that was reclassified to earnings upon their sale.
During fiscal year 2020, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business, which was part of our historic Shooting Sports segment and comprised our Firearms reporting unit, for a total purchase price of $170,000. We received cash proceeds net of transactions costs of $154,123 and $12,000 in the form of a sellers note due on July 5, 2024. See Notes 2, Fair Value of Financial Instruments, and 8, Receivables, for additional information. During fiscal year 2020, we recognized a pretax loss on this divestiture of $433, which is included in other expense.
During fiscal year 2020 and fiscal year 2019, we recognized an impairment of $9,429 and of $120,238, respectively, including impairment of goodwill of $80,604 during fiscal year 2019, related to the expected loss on the sale of our Firearms business when it was held for sale.
During the third quarter of fiscal year 2021, we acquired certain assets related to Remington Outdoor Company, Inc.’s ("Remington") ammunition and accessories businesses, including Remington's ammunition manufacturing facility in Lonoke, Arkansas and related intellectual property. The aggregate consideration of the transaction including working capital adjustments was $81,691 for the net assets acquired, subject to certain customary closing adjustments. We funded the acquisition using a combination of approximately $51,691 of cash on hand and approximately $30,000 drawn from our existing asset-based revolving credit facility. The acquisition will allow us to leverage our current manufacturing infrastructure, distribution channels and scale to restore efficiency, profitability and sustainability to the Remington ammunition and accessories business.
Remington's net sales of $42,652 and a net loss of $9,233 recorded since the acquisition date, October 12, 2020, were included in our consolidated results for fiscal year 2021, and reflected in the Shooting Sports reportable segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
We accounted for the acquisition of Remington as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2021, and no significant changes were recorded. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies along with the assembled workforce acquired. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.
Remington Purchase Price Allocation:

	October 12, 2020
Total purchase price:
Cash paid		$81,400
Cash paid for working capital		291
Total purchase price		81,691
Fair value of assets acquired:
Inventories	$20,021
Intangible assets	26,200
Property, plant, and equipment	31,200
Other assets	3,363
Total assets	80,784
Fair value of liabilities assumed:
Accounts payable	311
Other liabilities	2,969
Total liabilities	3,280
Net assets acquired		77,504
Goodwill		$4,187

Intangible assets above include:

Intangible assets above include:	Value	Useful life (years)
Indefinite lived tradenames	$24,500	Indefinite
Customer relationships	1,700	20
Supplemental Pro Forma Data:
The following pro forma financial information presents our results as if the Remington acquisition had occurred on April 1, 2019:

	Years ended March 31,
	2021	2020
Sales, net	$2,298,396	$1,933,699
Net income (loss)	255,022	(205,399)
The unaudited supplemental pro forma data above include the following significant non-recurring adjustments to net income to account for certain costs which would have been incurred if the Remington acquisition had been completed on April 1, 2019:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Years ended March 31,
	2021	2020
Fees for advisory, legal, and accounting services (1)	$(3,429)	$3,429
Inventory step-up, net (2)	(400)	400
Interest (3)	835	3,538
Depreciation (4)	1,902	3,804
Amortization (5)	42	84
Income taxes (6)	2,324	—
(1) Adjustment for fees that were incurred in connection with the acquisition of Remington during fiscal year 2021 as if those fees were incurred during the first quarter of fiscal year 2020. Costs were recorded in selling, general, and administrative expense. We paid a total of $3,429 in transaction costs.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory which was expensed over the first inventory cycle.
(3) Adjustment to reflect an increase in interest expense resulting from interest on the 2018 ABL Revolving Credit Facility.
(4) Adjustment for depreciation related to the revised basis of the acquired property, plant, and equipment and change in estimated useful lives.
(5) Adjustment for amortization of acquired intangible assets.
(6) Income tax effect of the adjustments made at a blended federal and state statutory rate including the impact of the valuation allowance.
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of our future consolidated results of operations. The pro forma financial information presented above has been derived from our historical consolidated financial statements and from the historical accounting records of Remington.
On January 31, 2021, we completed the acquisition of HEVI-Shot Ammunition, which will immediately add a high-end offering, specialized lead-free ammunition capabilities and another iconic brand to our ammunition portfolio. The acquisition is not significant to our consolidated financial statements. The results of this business will be reported within the Ammunition product line included in our Shooting Sports reportable segment.
Divestiture of Business
We entered into an asset purchase agreement during the third quarter of fiscal year 2021 to sell a non-strategic business in our Shooting Sports segment. As part of the agreement we provided limited transition services during fiscal 2021. During the three months ended December 27, 2020, we recognized a pretax gain on this divestiture of approximately $18,467, which is included in other income/(expense) on the consolidating statements of income. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit. See Note 11, Goodwill and Intangible Assets.

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
Net receivables are summarized as follows:

	March 31,
	2021	2020
Trade receivables	$307,098	$323,436
Other receivables	7,899	4,841
Less: allowance for estimated credit losses and discounts	(13,422)	(14,760)
Net receivables	$301,575	$313,517
Walmart accounted for 18% and 13% of the total trade receivables balance as of March 31, 2021 and 2020, respectively. No other customer represented more than 10% of total trade receivables balance as of March 31, 2021 and 2020.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2019	$18,892
Provision for credit losses	2,203
Write-off of uncollectible amounts, net of recoveries	(6,249)
Discounts and other adjustments	(86)
Balance, March 31, 2020	14,760
Provision for credit losses	1,817
Write-off of uncollectible amounts, net of recoveries	(1,875)
Discounts and other adjustments	(1,280)
Balance, March 31, 2021	$13,422
Note Receivable, see Note 2, Fair Value of Financial Instruments, is summarized as follows:

	March 31,
	2021	2020
Principal	$12,000	$12,000
Less: unamortized discount	(3,189)	(3,990)
Note receivable, net, included within deferred charges and other non-current assets	$8,811	$8,010

9. Inventories

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Net inventories consist of the following:

	March 31,
	2021	2020
Raw materials	$133,970	$85,609
Work in process	47,829	33,622
Finished goods	272,705	212,062
Net inventories	$454,504	$331,293
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $12,226 and $27,984 as of March 31, 2021 and 2020, respectively.
10. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 20 years and buildings and improvements are depreciated over 2 to 30 years. Depreciation expense was $45,264, $47,863, and $53,129 in fiscal years 2021, 2020, and 2019, respectively.
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
Property, plant, and equipment consists of the following:

	March 31,
	2021	2020
Land	$10,844	$6,618
Buildings and improvements	78,185	69,093
Machinery and equipment	456,001	431,867
Property not yet in service	17,952	11,629
Gross property, plant, and equipment	562,982	519,207
Less: accumulated depreciation	(365,451)	(334,474)
Net property, plant, and equipment	$197,531	$184,733

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
11. Goodwill and Intangible Assets
The change in the carrying value of goodwill during the fiscal year was as follows:

Shooting Sports
Balance as of March 31, 2020	$83,167
Acquisitions	5,680
Divestitures	(2,765)
Balance as of March 31, 2021	$86,082
In conjunction with a divestiture during fiscal year 2021, we allocated a portion of the goodwill to this divested business based on the relative fair value method according to ASC 350 "Intangibles - Goodwill and Other." As a result, allocated goodwill of $2,765 was included in the assets disposed. See Note 7, Acquisitions and Divestitures, for additional information on our acquisitions and divestitures during the fiscal year. The remaining goodwill balance of $86,082 is associated with the Ammunition reporting unit. As of March 31, 2021, there is no remaining goodwill recorded within the Outdoor Products segment due to $994,207 of accumulated impairment losses, of which $545,106 was recorded prior to April 1, 2018. The goodwill recorded within the Shooting Sports segment has no accumulated impairment losses after the transfer of goodwill to held for sale assets during the year ended March 31, 2019.
Fiscal year 2021 annual assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. We completed a step zero assessment as of January 1, 2021, and concluded there were no indicators of impairment.
Our indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2021, in accordance with our accounting policies described in Note 1, Significant Accounting Policies, and concluded there were no indicators of impairment for the majority of our indefinite lived intangibles. We completed a step one assessment as of January 1, 2021, related to our CamelBak indefinite-lived tradename and concluded there was no impairment. We determined the fair value of the CamelBak indefinite-lived tradename using a royalty rate of 2.5%.
Fiscal year 2020 assessment
At the beginning of the fourth quarter of fiscal year 2020 we determined there was a change to our reporting units. Hydration and Outdoor Cooking, which were historically components of the Outdoor Recreation reporting unit, were identified as two separate reporting units. Accordingly, we were required to evaluate whether there was impairment at the historical Outdoor Recreation reporting unit and allocate to Hydration and Outdoor Cooking a portion of the respective historical reporting unit goodwill. Concurrent with our annual goodwill impairment testing, we performed a quantitative impairment analysis on the historical Outdoor Recreation reporting unit and concluded there was excess carrying value over fair value. As a result, we recorded goodwill impairment of $121,329, which left no remaining goodwill in the historical Outdoor Recreation reporting unit, or the newly identified reporting units of Hydration and Outdoor Cooking. We also performed a quantitative impairment analysis on the Ammunition reporting unit and concluded there was excess fair value over carrying value, therefore no impairment was recorded on this reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 12.5% and a terminal growth rate of 3.0%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
In our fiscal year 2020 annual testing, management calculated the fair value of our reporting units based on the accounting policy discussed in Note 1, Significant Accounting Policies. The trading price of our common stock on the annual testing date resulted in a large difference between the market value of Vista Outdoor equity and the book value of the assets recorded on our balance sheet, implying that investors may believe that the fair value of our reporting units is lower than their book value. Our estimates of the fair values of the reporting units was significantly influenced by higher discount rates in the income-based valuation approach as a result of increasing market to equity risk premiums and company specific risk premiums. Our fair value estimates were also negatively impacted by the performance of our reporting units compared to comparable companies, which required that we apply lower valuation multiples in estimating the fair value of these reporting units using the market-based approach. In addition, as a result of tariffs and other factors affecting the market for our products, we reduced our sales projections for fiscal year 2021 and beyond for a number of our reporting units for purposes of our long-range financial plan, which is updated annually beginning in our third quarter.
During the fourth quarter of fiscal year 2020, we recorded $34,259 of impairment in our historical Outdoor Products segment. Impairment charges of $13,100 were recorded against our CamelBak indefinite-lived tradename. We determined the fair value of this indefinite-lived tradename using a royalty rate of 2.0%. We also recorded impairment charges related to our Bushnell and Weaver's indefinite-lived tradenames of $7,459. We determined the fair values of these indefinite-lived tradenames using royalty rates of 1.0%. In addition, impairment expense of $13,700 was recorded related to our Giro, Bell Cycling, and Bell Power Sports indefinite-lived tradenames. We determined the fair value of these indefinite-lived tradenames using royalty rates ranging from 1.0% to 1.5%.
Fiscal year 2019 assessment
During fiscal year 2019, we made a decision to sell the legal entities comprising our Firearms business, which is part of our Shooting Sports segment and comprises our Firearms reporting unit. The decision to sell this business reflects our ongoing review of our portfolio of brands to focus on assets that are core to our mission and strategy. As a result of this decision, we recorded impairment on goodwill related to our Firearms reporting unit of $80,604 and transferred $40,859 of goodwill to assets held for sale during fiscal year 2019.
The trading price of our common stock declined significantly in the quarter ended December 30, 2018, increasing the difference between the market value of Vista Outdoor equity and the book value of the assets recorded on our balance sheet and implying that investors may believe that the fair value of our reporting units is lower than their book value. In addition, as a result of a weaker than expected 2018 holiday shopping season and increasing uncertainty from the impact of retail bankruptcies, tariffs and other factors affecting the market for our products, we reduced our sales projections for fiscal year 2020 and beyond for a number of our reporting units for purposes of our long-range financial plan, which is updated annually beginning in our third quarter. As a result of these factors, we determined that a triggering event had occurred with respect to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units, which required that we assess the fair value of these reporting units using the income-based and market-based approaches described above.
As a result of this assessment, during the quarter ended December 30, 2018, Vista Outdoor recorded a $429,395 impairment of goodwill and identifiable indefinite-lived intangible assets related to our Hunting and Shooting Accessories, Outdoor Recreation, and Action Sports reporting units during fiscal year 2019. In each impaired reporting unit, our estimate of fair value was negatively impacted by the lower projected sales described above, resulting in reduced cash flows for those businesses in fiscal year 2020 and beyond. Our estimates of the fair values of these reporting units was also significantly reduced by increases in prevailing interest rates, which required that we apply a higher discount rate in the income-based valuation approach, and by lower valuation multiples implied by recent trading prices for the common stock of comparable publicly traded companies, which required that we apply lower valuation multiples in estimating the fair value of these reporting units using the market-based approach.
The excess carrying amount over fair value, and resulting goodwill impairment, in our Hunting and Shooting Accessories reporting unit was $38,386. As a result of the goodwill impairment, there is no remaining goodwill in our Hunting and Shooting Accessories reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 9.0% and a terminal growth rate of 3.0%. During the quarter ended December 30, 2018, we also performed an interim test for indefinite-lived tradename impairment and recorded a $36,223 impairment related to our Bushnell, Outers, Champion, and Weaver tradenames. We determined the fair values of the indefinite-lived tradenames using royalty rates ranging from 1.0% to 2.0%.
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
Net intangibles consisted of the following:

	March 31,
	2021			2020
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$49,560	$(18,174)	$31,386	$48,360	$(14,428)	$33,932
Patented technology	16,954	(11,354)	5,600	16,684	(10,490)	6,194
Customer relationships and other	241,306	(98,939)	142,367	238,220	(83,349)	154,871
Total	307,820	(128,467)	179,353	303,264	(108,267)	194,997
Non-amortizing trade names	135,602	—	135,602	111,103	—	111,103
Net intangible assets	$443,422	$(128,467)	$314,955	$414,367	$(108,267)	$306,100
The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 10.69 years. Our historical Outdoor Products segment recorded impairment expenses related to amortizing intangibles of $26,628 in fiscal year 2019, and $34,259, $101,623, and $9,044 of impairment losses related to non-amortizing trade names in fiscal years 2020, 2019, and 2018, respectively.
Amortization expense related to these assets was $19,846, $19,995 and $24,374 in fiscal years 2021, 2020, and 2019, respectively, which is included within cost of sales. We expect amortization expense related to these assets in each of the next five fiscal years and beyond to be incurred as follows:

Fiscal year 2022	$20,068
Fiscal year 2023	19,953
Fiscal year 2024	19,901
Fiscal year 2025	19,883
Fiscal year 2026	16,873
Thereafter	82,675
Total	$179,353

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
12. Other Current and Non-current Liabilities
The major categories of other current and non-current accrued liabilities are as follows:

	March 31,
	2021	2020
Rebates	$12,441	$16,225
Accrual for in-transit inventory	24,356	11,064
Other	83,771	70,908
Total other current liabilities	$120,568	$98,197

Non-current portion of accrued income tax liability	$23,000	$30,159
Other	19,448	13,345
Total other long-term liabilities	$42,448	$43,504
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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance as of March 31, 2019	$8,144
Payments made	(3,944)
Warranties issued	4,983
Other adjustments	(34)
Balance as of March 31, 2020	9,149
Payments made	(4,475)
Warranties issued	4,382
Other adjustments	(360)
Balance as of March 31, 2021	$8,696

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
13. Long-term Debt

Long-term debt, consisted of the following:	March 31,
	2021	2020
Credit Agreements:
2018 ABL Revolving Credit Facility	$—	$167,256
2021 ABL Revolving Credit Facility	—	—
Total principal amount of Credit Agreements	—	167,256
5.875% Senior Notes	—	350,000
4.5% Senior Notes	500,000	—
Principal amount of long-term debt	500,000	517,256
Less: unamortized deferred financing costs	(4,436)	(1,862)
Carrying amount of long-term debt	$495,564	$515,394
Credit Agreements—In fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility, by entering into the 2021 ABL Revolving Credit Facility, which provides for a $450,000 senior secured asset-based revolving credit facility. The amount available under the 2021 ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2021 ABL Revolving Credit Facility described below. As of March 31, 2021, based on the borrowing base less outstanding borrowings of $0, outstanding letters of credit of $21,570, and minimum required borrowing base of $42,500, the amount available under the 2021 ABL Revolving Credit Facility was $342,381.
The 2021 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029. Any outstanding revolving loans under the 2021 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of March 31, 2021, borrowings under the 2021 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%. The rates vary based on our Average Excess Availability under the 2021 ABL Revolving Credit Facility. As of March 31, 2021, the margin under the 2021 ABL Revolving Credit Facility was 0.25% for base rate loans and 1.25% for LIBO rate loans. We pay a commitment fee on the unused commitments under the 2021 ABL Revolving Credit Facility of 0.175% per annum.
Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries are pledged as collateral under the 2021 ABL Revolving Credit Facility.
We incurred debt issuance costs related to the 2021 ABL Revolving Credit Facility, of approximately $2,911, and unamortized debt issuance costs of $1,364 related to the 2018 ABL Credit Facility were written off during fiscal year 2021. This expense is included in interest expense in the consolidated statements of comprehensive income (loss). The remaining unamortized debt issuance costs of approximately $5,907, including remaining unamortized debt issuance costs related to the 2018 ABL Credit Facility, are being amortized over the term of the 2021 ABL Revolving Credit Facility. The debt issuance costs associated with the 2021 ABL Revolving Credit Facility are included with other current and non-current assets.
4.5% Notes—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Notes that mature on March 15, 2029. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year. We have the right to redeem some or all of these notes on or after March 15, 2024 at specified redemption prices. Prior to March 15, 2024, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to March 15, 2024, we may redeem up to 40% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 104.5% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,481 are being amortized to interest expense over eight years, the term of the notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Redemption of 5.875% Notes—On March 12, 2021, we redeemed in full all of the outstanding aggregate principal amount of the 5.875% Notes, equal to $350 million aggregate principal amount, using a portion of the proceeds from the offering of 4.5% Notes described above. The redemption price for the 5.875% Notes was approximately $355,100, equivalent to 101.46875% of the principal amount, plus accrued but unpaid interest. We recorded a loss on extinguishment of debt of approximately $6,471 for the fiscal year ended 2021 as a result of this redemption, which represents the premium paid on early redemption and unamortized debt issuance costs.
Rank and guarantees—The 2021 ABL Revolving Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 4.5% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 4.5% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our 2021 ABL Revolving Credit Facility or that incur or guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $75,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 4.5% Notes will be released in any of the following circumstances:
•if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary
•if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”
•upon defeasance or satisfaction and discharge of the 4.5% Notes
•if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2021 ABL Revolving Credit Facility and all capital markets debt securities
Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2021:

Fiscal year 2022	$—
Fiscal year 2023	—
Fiscal year 2024	—
Fiscal year 2025	—
Fiscal year 2026	—
Thereafter	500,000
Total	$500,000
Covenants
2021 ABL Revolving Credit Facility—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2021 ABL Revolving Credit Facility contains a financial covenant that the Excess Availability under the 2021 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap and (b) $42,500. As a result of this financial covenant, we must maintain at least $42,500 of availability in order to satisfy the financial covenant. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under each of the 2021 ABL Revolving Credit Facility. As noted above, the Excess Availability under the 2021 ABL Revolving Credit Facility was $342,381 as of March 31, 2021. Vista has the option to increase the amount of the 2021 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2021 ABL Revolving Credit Facility, commits to be a lender for such amount.
4.5% Notes—The indenture governing the 4.5% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under another debt agreement. As of March 31, 2021, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt—Cash paid for interest totaled $28,262, $38,839, and $36,064 in fiscal years 2021, 2020, and 2019, respectively.
14. Employee Benefit Plans
Defined Benefit Plan
During fiscal years 2021, 2020, and 2019, we recognized an aggregate net benefit for employee defined benefit plans of $86, $406, and $973, respectively. The estimated loss on these defined benefit plans for fiscal year 2022 is $208.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") for our other post-retirement benefit plans. The weighted average discount rate used to determine the pension benefit obligation was 3.05% and 3.50% as of March 31, 2021 and 2020, respectively. The decrease in the discount rate increases the benefit obligation which is offset by actual return on the plan assets. The fair value of the plan assets was $176,268 and $145,828 as of March 31, 2021 and 2020, respectively. The benefit obligation was $209,021 and $205,996 as of March 31, 2021 and 2020, respectively, resulting in an unfunded liability of $32,753 and $60,168 as of March 31, 2021 and 2020, respectively, which is primarily recorded within Accrued pension and post-employment liabilities on the consolidated balance sheet.
In June 2017, we announced changes to our qualified and non-qualified defined benefit pension plans. The benefits under the affected plans were determined by a cash balance formula that provides participating employees with an annual “pay credit” as a percentage of their eligible pay based on their age and eligible service. The changes were effective July 31, 2017, with employees receiving a pro-rated pay credit for fiscal year 2017 and no future pay credits beginning in fiscal year 2018. However, a participating employee’s benefit will continue to grow based on annual interest credits applied to the employee’s cash balance account until commencement of the employee’s benefit.
The weighted average interest crediting rate was 4% for fiscal years 2021 and 2020, respectively. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6% over the long-term within reasonable and prudent levels of risk as of March 31, 2021 and 2020, and (2) to preserve the real purchasing power of assets to meet future obligations.
Investments in financial funds are valued by multiplying the fund's net asset value ("NAV") per share with the number of units or shares owned as of the valuation date. NAV per share is determined by the fund's administrator or our custodian by deducting from the value of the assets of the fund all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the funds are valued on the basis of valuations furnished by a pricing service approved by the fund's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the fund's investment manager. For those assets that are invested within hedge funds there are certain restrictions on redemption of those assets including a one-year lockup period from initial investment and thereafter a 65-day notice period prior to redemption. There are no other significant restrictions on redemption of assets within other asset categories.
Employer contributions and distributions—During fiscal year 2021, we made contributions of $7,100 directly to the pension trust, made no contributions to our other postretirement benefit plans, and distributed $0 directly to retirees under our non-qualified supplemental executive retirement plans. During fiscal year 2020, we contributed $3,600 directly to the pension

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
trust, made no contributions to our other postretirement benefit plans, and made distributions of $1 directly to retirees under our non-qualified supplemental executive retirement plans. During fiscal year 2019, we contributed $1,200 directly to the pension trust, made no contributions to our other postretirement benefit plans, and made distributions of $293 to retirees under the non-qualified supplemental executive retirement plan.
Substantially all contributions made to our pension trust were required by local funding requirements. We currently expect to make contributions of $1,300 - $4,400 during fiscal year 2022. The final amount of pension contributions we make in fiscal year 2022 and future years is dependent on our election of various implementation options provided to us by the American Rescue Plan Act of 2021, which was signed into law in March 2021. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets, and legislative changes. Actual future pension costs and required funding obligations will be affected by changes to these assumptions.
The following benefit payments, which reflect expected future service, are expected to be paid primarily out of the pension trust:

Fiscal year 2022	$13,164
Fiscal year 2023	13,048
Fiscal year 2024	13,058
Fiscal year 2025	13,406
Fiscal year 2026	13,477
Fiscal years 2027 through 2031	$64,011
Defined Contribution Plan
We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the U.S.
Total contributions in fiscal years 2021, 2020, and 2019 were $12,909, $12,166, and $14,607, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
15. Income Taxes
Income (loss) before income taxes is as follows:

	Years ended March 31,
	2021	2020	2019
Current:
U.S.	$259,009	$(173,255)	$(686,188)
Non-U.S.	375	2,228	11,916
Income (loss) before income taxes	$259,384	$(171,027)	$(674,272)
Our income tax benefit (provision) consists of:

	Years ended March 31,
	2021	2020	2019
Current:
Federal	$15,723	$10,210	$6,208
State	(18,684)	1,585	1,738
Non-US	(350)	(197)	(5,144)
Deferred:
Federal	2,668	2,799	27,045
State	7,271	1,703	(4,176)
Non-US	—	(152)	158
Income tax benefit	$6,628	$15,948	$25,829
The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years ended March 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal impact	4.6%	1.1%	1.0%
Nondeductible goodwill impairment	—%	(11.3)%	(12.1)%
Nondeductible loss on divestiture	(0.4)%	(1.0)%	(1.6)%
Change in tax contingency	(3.6)%	4.5%	—%
Impact of law changes	(4.1)%	1.8%	—%
Valuation allowance	(19.0)%	(4.8)%	(4.9)%
Other	(1.1)%	(2.0)%	0.4%
Effective income tax rate	(2.6)%	9.3%	3.8%
The effective tax rate drivers in the current year are primarily due to the decrease in valuation allowance of (19.0)% driven by earnings in the current year which permitted us to realize previously valued tax assets. Additional drivers were the recognition of the benefit of loss carrybacks to prior profitable years as permitted under IRS regulations recently issued under the CARES Act of (4.1)% and the release of the uncertain tax positions in the current period caused by the expiration of statute of limitations of (3.6)%.
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
amounts of assets and liabilities are classified in the consolidated financial statements of financial position as non-current assets or liabilities. As of March 31, 2021 and 2020, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2021	2020
Deferred tax assets:
Inventories	$7,359	$8,237
Retirement benefits	8,174	14,016
Accounts receivable	8,417	7,518
Accruals for employee benefits	11,216	4,843
Other reserves	3,906	4,441
Loss and credit carryforwards	4,040	19,901
Capital loss carryforward	19,666	25,053
Nondeductible interest	—	18,140
Operating lease liabilities	18,623	17,067
Other	2,970	736
Total deferred tax assets	84,371	119,952
Valuation allowance	(22,528)	(72,065)
Total net deferred assets	61,843	47,887
Deferred tax liabilities:
Intangible assets	(29,847)	(25,197)
Property, plant, and equipment	(23,420)	(20,368)
Operating lease assets	(16,811)	(15,132)
Total deferred tax liabilities	(70,078)	(60,697)
Net deferred income tax liability	$(8,235)	$(12,810)
As of March 31, 2021, our deferred tax assets were primarily the result of capital loss carryforwards, tax loss and credit carryforwards, and other deferred tax assets. A valuation allowance of $22,528 and $72,065 was recorded against our gross deferred tax assets balance as of March 31, 2021 and March 31, 2020, respectively. For the fiscal year ended March 31, 2021, we recorded a net valuation allowance release of $49,537 on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2021, we can demonstrate an estimate of objectively verifiable future income which is based on the prior 12 quarters financial results, as adjusted for the effects of non-recurring items (these items are not indicative of our ability to generate income in future years). In addition to the above, another source of future taxable income results from scheduling out the future reversals of existing deferred tax liabilities, which support our ability to utilize the existing deferred tax assets. The combination of the above sources of future taxable income support the net valuation allowance release on our ordinary federal deferred tax assets and a significant portion of the state deferred tax assets.
Included in the net deferred liability are federal, foreign, and state net operating loss and credit carryovers of $3,533, which, if unused, will expire in years March 31, 2022 through March 31, 2042 and $506 that may be carried over indefinitely. We have capital loss carryforwards totaling $19,666 and $25,053 as of March 31, 2021 and March 31, 2020, respectively, which, if unused, will expire in 2025.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable interest expense deduction.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
During the quarter ended September 27, 2020, the IRS issued final regulations further clarifying both the interest expense deduction and net operating loss carryback rules. The combination of the CARES Act provisions and these IRS regulations favorably impact our tax provision for the tax year ending March 31, 2021. The favorable impacts are the result of the increased allowable interest expense deduction and the ability for us to file net operating loss carryback refund claims for the two prior tax years. Further, the tax law changes allow us to offset prior year income with tax attributes that result in a reduction in the valuation allowance.
We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income taxes paid, net of refunds, totaled $40,793 and $107 in fiscal year 2021 and fiscal year 2020, respectively.
As of March 31, 2021 and 2020, unrecognized tax benefits that have not been recorded in the financial statements amounted to $23,000 and $30,159, respectively, of which $20,283 and $27,503, respectively, would affect the effective tax rate. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although it is difficult to predict the precise timing and outcome of income tax audit settlements, it is reasonably possible that an $7,334 reduction of the liability for unrecognized tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in reduced tax expense in the range of $0 to $6,561.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years ended March 31,
	2021	2020	2019
Unrecognized Tax Benefits—beginning of period	$23,513	$27,252	$32,734
Gross increases—tax positions in prior periods	2,713	—	—
Gross decreases—tax positions in prior periods	—	—	(2,499)
Gross increases—current-period tax positions	2,716	1,949	74
Gross decreases—current-period tax positions	—	—	—
Settlements	—	(171)	—
Lapse of statute of limitations	(10,871)	(5,517)	(3,057)
Unrecognized Tax Benefits—end of period	$18,071	$23,513	$27,252
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2021 and 2020, $3,043 and $4,750 of income tax-related interest and $1,886 and $1,895 of penalties were included in accrued income taxes, respectively. As of March 31, 2021, 2020, and 2019, our current tax provision included $1,676, $2,126, and $1,694, respectively, of expense related to interest and penalties.
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
The allocation of tax liabilities for the period from April 1, 2014 through the date of the Spin-Off was settled on June 15, 2018. Orbital ATK paid Vista Outdoor $13,047 to settle this matter, which was reflected as an adjustment to the distribution from Vista Outdoor to Orbital ATK at the time of the Spin-Off. Prior to the Spin-Off, Orbital ATK or one of its subsidiaries filed income tax returns in the U.S. federal and various U.S. state jurisdictions that included Vista Outdoor. In addition, certain

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
of our subsidiaries file income tax returns in foreign jurisdictions. After the Spin-Off we file income tax returns in the U.S. federal, foreign and various U.S. state jurisdictions. With a few exceptions, Orbital ATK and its subsidiaries and Vista Outdoor are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities prior to 2012. The IRS has completed the audits of Orbital ATK through fiscal year 2014 and is currently auditing Orbital ATK's tax return for fiscal year 2015. The IRS has also completed the audit of our tax return that begins after the Spin-Off and ends on March 31, 2015. We believe appropriate provisions for all outstanding issues relating to our portion of these returns have been made for all remaining open years in all jurisdictions.
16. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $130,798. See Note 3, Leases.
As of March 31, 2021, we have known purchase commitments of $214,372 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. We also issued guarantees in the form of standby letters of credit of $21,570 as of March 31, 2021.
Litigation
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
Environmental liabilities
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $696 as of March 31, 2021 and $710 as of March 31, 2020.
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
As of March 31, 2021, we maintain an equity incentive plan (the “2020 Vista Outdoor Inc. Stock Incentive Plan” or the “Plan”), which became effective on August 4, 2020. The Plan was established to govern equity awards granted to our employees and directors and provides for awards of incentive stock options, stock appreciation rights, restricted stock and restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. We issue shares from the Plan upon the vesting of performance awards, restricted stock units, grant of restricted stock, or exercise of stock options and the awards are accounted for as equity-based compensation.
As of August 4, 2020, we were authorized to issue up to 3,351,200 common shares under the Plan. As of March 31, 2021, 3,196,972 common shares remain available to be granted.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Performance Based Awards
We have granted three types of stock-based performance based awards: performance awards, TSR performance awards, and performance awards with a TSR award modifier. The number of shares that could be issued range from 0% to 200% of the participant's target award.
Performance awards are awards in which the number of shares ultimately received depends on our performance against specified metrics over a three-year performance period. These performance metrics are established on the grant date. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. Performance awards are initially valued at our closing stock price on the date of grant. Stock compensation expense is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share vest at the end of the performance period.
TSR performance awards are stock-based awards that compare the performance of our common stock over a three-year period to that of our peer group. The fair value of these awards is derived using the Monte Carlo simulation which utilizes the stock volatility, dividend yield and market correlation of Vista to its peer group. The Monte Carlo fair value is expensed on a straight-line basis over the vesting period. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance awards vest at the end of the performance period.
Performance awards with a TSR modifier are stock-based awards for which the number of shares ultimately received depends on our performance against specified metrics over a three-year performance period and the performance of our common stock over a three-year period relative to that of our peer group. These performance metrics are established on the grant date. At the end of the performance period, the number of shares of stock that could be issued is based upon the degree of achievement of the performance goals. After the number of shares earned based on our performance goals is determined, the relative TSR modifier may either increase or decrease the number of shares earned from +20% to -20%, but not over 200% of target shares, based on the performance of our common stock over a three-year period relative to that of our peer group. The fair value of these awards is derived using the Monte Carlo simulation which utilizes our closing stock price on the date of grant and the stock volatility, dividend yield and market correlation of Vista to its peer group. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance shares vest at the end of the performance period.
No performance awards were granted during fiscal year 2021. The 106,322 performance shares awards earned during fiscal year 2021 were subject to a three-year performance period and provided that if certain performance goals were achieved, the participant could earn from 0% up to 200% of the three-year target award shares, subject to their continued service through the vesting date. Based on our performance, participants earned 200% of the performance awards granted to them.
No TSR awards were granted during fiscal year 2021. The 50,798 TSR award shares earned during fiscal year 2021 were subject to a three-year performance period related to the performance of our common stock over a three-year period compared to that of our peer group. The participants could earn from 0% up to 200% of the three-year target award shares, subject to continued service through the vesting date. Based on the performance of our common stock over the applicable three-year period compared to that of our peer group, participants earned 200% of these awards.
We granted 759,362 performance awards with a TSR modifier during fiscal year 2021. The awards granted during fiscal year 2021 are subject to a three-year performance periods and provide that if certain performance goals are achieved, the participant could earn from 0% up to 200% of the target award shares, subject to their continued service through the vesting date. After the number of shares earned based on our performance measure is determined, the relative TSR modifier may either increase or decrease the final number of shares earned from +20% to -20%.
The weighted average grant date fair value for performance based award grants was $27.11 and $9.59 in fiscal years 2021 and 2019, respectively. There were no performance based awards granted in fiscal year 2020.
A summary of our performance based awards for fiscal year 2021 is presented below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2020	393,990	$11.01
Cancelled/forfeited	(72,755)	19.88
Earned (1)	(157,120)	17.51
Adjustment for payout (2)	78,560	17.51
Awarded	759,362	27.11
Nonvested as of March 31, 2021	1,002,037	$21.87
(1) Performance shares are earned and vest at the end of the performance period based on the performance criteria achieved, subject to continued service through the vesting date.
(2) Adjustment equals the difference between performance shares issued at target and the 200% of target shares earned during fiscal year 2021.
As of March 31, 2021, the unamortized compensation expense related to these awards was $20,865, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Option awards
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms. We recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. The weighted average grant date fair value for stock option grants in fiscal year 2019 was $4.76. There were no stock options granted during fiscal years 2021 and 2020.
A summary of our stock option activity for fiscal year 2021 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of March 31,2020	551,305	$16.03	7.3	$76
Forfeited/expired	(61,091)	30.88
Exercised	(92,604)	14.97
Granted	—	—
Outstanding as of March 31,2021	397,610	$13.99	6.8	$7,244

Options exercisable as of March 31, 2021	346,336	$14.79	6.6	$6,041
There were 92,604 options exercised during fiscal year 2021. There were no options exercised during fiscal years 2020 and 2019. The total intrinsic value of options exercised during fiscal year 2021 was $1,896. Cash received from options exercised during fiscal year 2021 was $1,386.
As of March 31, 2021, the total unrecognized compensation cost related to stock option awards was $187 and is expected to be realized over a weighted average period of 0.9 years.
Restricted Stock Units
Restricted stock units granted to certain key employees and non-employee directors totaled 577,229 shares in fiscal year 2021. The weighted average grant date fair value of restricted stock units granted was $17.31, $6.03, and $11.41 in fiscal years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
2021, 2020, and 2019, respectively. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.
A summary of our restricted stock unit award activity for fiscal year 2021 is presented below.

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2020	1,147,370	$9.37
Granted	577,229	17.31
Vested	(555,358)	9.97
Forfeited	(104,661)	7.30
Nonvested as of March 31, 2021	1,064,580	$13.56
As of March 31, 2021, the total unrecognized compensation cost related to nonvested restricted stock units was $10,967 and is expected to be realized over a weighted average period of 1.9 years.
Total pre-tax stock-based compensation expense of $13,303, $6,810, and $6,599 was recognized during fiscal years 2021, 2020, and 2019, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation was $2,673, $371, and $28 during fiscal years 2021, 2020, and 2019, respectively.
Share Repurchases
We had no repurchases of shares during fiscal years 2021, 2020, and 2019.
Subsequent event
On May 6, 2021, we announced that the Board of Directors authorized a share repurchase program (the 2021 Share Repurchase Program) pursuant to which we may repurchase up to $100 million of our common stock. The 2021 Share Repurchase Program expires on May 3, 2023.
18. Operating Segment Information
As of March 31, 2021, we had six operating segments which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions.
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments. Outdoor Products is comprised of our Action Sports, Outdoor Cooking, Hydration, and Golf operating segments. The operating segments comprising our respective reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains.
Our CODM relies on internal management reporting that analyzes consolidated results to the net income level and operating segment's EBIT, which is defined as earnings (loss) before interest and income taxes. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period. These include impairment charges, restructuring related-costs, merger and acquisition costs, loss/gain on divestitures and other non-recurring items.
•Shooting Sports generated 68% of our external sales in fiscal year 2021. Shooting Sports is comprised of ammunition and hunting and shooting accessories product lines. Ammunition products include centerfire ammunition, rimfire ammunition, shotshell ammunition and reloading components. Hunting and shooting accessories products include high-performance hunting arrows, game calls, hunting blinds, game cameras, decoys, reloading equipment, clay targets, premium gun care products, holsters, duty gear, bags, packs, and optics products such as binoculars, riflescopes, and telescopes.
•Outdoor Products generated 32% of our external sales in fiscal year 2021. Outdoor Products is comprised of sports protection, outdoor cooking, golf, and hydration product lines. Sports protection includes helmets, goggles, and accessories for cycling, snow sports, action sports and powersports. Outdoor cooking includes grills, stoves, and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
cookware. Golf products include laser rangefinders and other golf technology products. Hydration products include hydration packs and water bottles.
No customer contributed more than 10% of sales during fiscal year 2021; however, Walmart accounted for approximately 13% and 14% of our total fiscal years 2020 and 2019 sales, respectively. No other single customer contributed more than 10% of our sales in fiscal years 2020 and 2019.
Our sales to foreign customers were $319,568, $301,648, and $426,594 in fiscal year 2021, 2020, and 2019, respectively. During fiscal year 2021, approximately 40% of these sales were in Shooting Sports and 60% were in Outdoor Products. Sales to no individual country outside the U.S. accounted for more than 5% of our sales in fiscal years 2021, 2020, and 2019.
The following summarizes our results by segment:

	Year ended March 31, 2021
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$1,518,692	$706,830	$—	$2,225,522
Gross Profit	426,781	206,872	(693)	632,960
EBIT	278,978	81,678	(75,698)	284,958
Capital expenditures	18,653	6,498	4,096	29,247
Depreciation and amortization	37,354	23,873	3,883	65,110
Total assets	918,995	531,754	314,190	1,764,939

	Year ended March 31, 2020
	Shooting Sports	Outdoor Products	(b) Corporate and other reconciling items	Total
Sales, net	$1,189,336	$566,535	$—	$1,755,871
Gross Profit	210,866	149,420	(1,520)	358,766
EBIT	80,028	29,998	(242,262)	(132,236)
Capital expenditures	8,415	6,989	3,857	19,261
Depreciation and amortization	35,358	25,813	6,687	67,858
Total assets	698,019	614,535	82,323	1,394,877

	Year ended March 31, 2019
	Shooting Sports	Outdoor Products	(c) Corporate and other reconciling items	Total
Sales, net	$1,410,244	$648,284	$—	$2,058,528
Gross Profit	251,385	180,275	(15,972)	415,688
EBIT	90,654	34,982	(742,717)	(617,081)
Capital expenditures	23,061	15,193	5,712	43,966
Depreciation and amortization	41,936	29,186	6,381	77,503
Total assets	1,049,487	608,697	79,839	1,738,023
(a) Reconciling items in fiscal year 2021 included an $18,467 gain on divestiture and $690 in inventory step-up expense from the Remington and HEVI-Shot acquisitions.
(b) Reconciling items in fiscal year 2020 include non-cash goodwill and intangible impairment charges of $155,588 related to the historical outdoor products segment and $9,429 of held for sale impairment charges related to the historical shooting sports segment, restructuring charges of $9,210, contingent consideration expenses of $1,685, restructuring costs of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
$1,520, merger and acquisition costs of $644 and loss on the sale of our Firearms business of $433.
(c) Fiscal year 2019 reconciling items include non-cash goodwill and intangible held for sale asset impairment charges of $500,944 related to the historical Outdoor Products segment and $120,238 of held for sale goodwill and held for sale asset impairment charges related to the historical Shooting Sports segment, business transformation charges of $38,551, contingent consideration expenses of $3,371, merger and acquisition costs of $9,824, and loss on the sale of our Eyewear business of $4,925.
Sales, net exclude all intercompany sales between Shooting Sports and Outdoor Products, which were not material for any of the fiscal years presented.
19. Quarterly Financial Data (unaudited)
Quarterly financial data is summarized as follows:

	Fiscal Year 2021 Quarters Ended
	June 28,	September 27,	December 27,	March 31,
Sales, net	$479,140	$575,179	$574,679	$596,524
Gross profit	125,368	161,890	163,232	182,470
Net income	40,476	79,645	78,879	67,012
Earnings per common share:
Basic	$0.70	$1.37	$1.35	$1.15
Diluted	$0.69	$1.34	$1.31	$1.11
Weighted-average number of common shares outstanding:
Basic	58,057	58,193	58,303	58,416
Diluted	58,957	59,314	60,101	60,470

	Fiscal Year 2020 Quarters Ended
	June 30,	September 29,	December 29,	March 31,
Sales, net	$459,774	$445,016	$424,770	$426,311
Gross profit	95,078	90,264	88,790	84,634
Net income (loss)	(16,615)	(11,898)	14,648	(141,214)
Earnings (loss) per common share:
Basic and diluted	$(0.29)	$(0.21)	$0.25	$(2.44)
Weighted-average number of common shares outstanding:
Basic	57,722	57,768	57,878	57,944
Diluted	57,722	57,768	57,978	57,944

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal year 2021, we acquired certain assets of Remington, which is being integrated into our Shooting Sports segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the our business and to augment our company-wide controls to reflect the risks inherent in this acquisition. There were no other changes in our internal control over financial reporting during fiscal year 2021 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has excluded from its assessment the internal control over financial reporting at Remington, which we acquired during the third quarter of fiscal year 2021, and constitutes net loss of $9,233, 5.2% of total assets, and 1.9% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2021.
Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2021.
Our internal control over financial reporting as of March 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Christopher T. Metz
Chief Executive Officer

/s/ Sudhanshu Priyadarshi
Chief Financial Officer
May 20, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vista Outdoor Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vista Outdoor Inc.(the “Company”) as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 20, 2021 expressed an unqualified opinion on those consolidated financial statements.
As described in management’s report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Remington Outdoor Company, Inc., which was acquired on October 12, 2020, and whose financial statements constitute a net loss of $9,233, 5.2% of total assets, and 1.9% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Remington Outdoor Company, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
May 20, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors and under the heading The Vista Outdoor Inc. Board of Directors in the section entitled Corporate Governance at Vista Outdoor Inc. in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal year 2021 (the "2021 Proxy Statement"). Information regarding our executive officers is set forth under the heading Information About Our Executive Officers in the section entitled Corporate Governance at Vista Outdoor Inc. to be included in the 2021 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Code of Business Ethics to be included in the 2021 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee to be included in the 2021 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Compensation Discussion and Analysis, Named Executive Officer Compensation Tables, and Compensation Committee Report to be included in the 2021 Proxy Statement.
Information regarding the compensation of our directors is incorporated by reference from the section entitled Director Compensation to be included in the 2021 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation to be included in the 2021 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Security Ownership of Directors and Named Executive Officers to be included in the 2021 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is set forth the section entitled Securities Authorized for Issuance Under Equity Compensation Plans to be included in the 2021 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions to be included in the 2021 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Director Independence to be included in the 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm to be included in the 2021 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated Financial Statements included in Item 8 of Part II.
2.     Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.
3.     Exhibits
The following exhibits with an exhibit number followed by an asterisk (*) are filed electronically with this report. All other exhibits listed below are incorporated by reference from the document listed.

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1	+
Tax Matters Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.2	+
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

3.3		Vista Outdoor Inc. Amended and Restated Bylaws (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2018).
4.1		Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).
4.2		Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).
4.3
Indenture, dated as of March 3, 2021, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2021).

4.4
Supplemental Indenture, dated as of March 3, 2021, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2021).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
4.5
Form of 4.500% Senior Note due 2029 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2) (Exhibit 4.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2021).

10.1	#	Vista Outdoor Inc. Executive Officer Incentive Plan. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.2	#
Vista Outdoor Inc. Executive Severance Plan, as Amended and Restated Effective August 10, 2015 (Exhibit 10.1 to Vista Outdoor Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2015).

10.3	#	Vista Outdoor Inc. Income Security Plan. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).
10.4	#
Vista Outdoor Inc. Defined Benefit Supplemental Executive Retirement Plan. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.5	#
Vista Outdoor Inc. Defined Contribution Supplemental Executive Retirement Plan. (Exhibit 10.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.6	#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the fiscal years ended March 31, 2012 and March 31, 2013. (Exhibit 10.6 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015).

10.7	#
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

10.9	#
Form of Vista Outdoor Inc. Restricted Stock Unit Award Agreement. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.10	#	Form of Vista Outdoor Inc. Performance Growth Award Agreement. (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).
10.11	#
Form of Vista Outdoor Inc. Non-Qualified Stock Option Award Agreement. (Exhibit 10.4 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2015).

10.12	#
Form of Vista Outdoor Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.26 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.13	#
Form of Vista Outdoor Inc. Non-Employee Director Deferred Stock Unit Award Agreement (Exhibit 10.28 to Vista Outdoor Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 1, 2015).

10.14	#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).
10.15	#
Vista Outdoor Inc. Nonqualified Deferred Compensation Plan. (Exhibit 4.4 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).

10.16	#	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).
10.17	#	Vista Outdoor Inc. 2020 Stock Incentive Plan (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2020).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.18
Asset-Based Revolving Credit Agreement, dated as of March 31, 2021 among Vista Outdoor Inc., the additional borrowers from time to time party thereto, the lenders from time to time party thereto, the L/C issuers from time to time party thereto and Capital One, National Association, as administrative agent (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2021).

21	*	Subsidiaries of the Registrant as of March 31, 2021.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date: May 20, 2021	By:	/s/ Sudhanshu Priyadarshi
	Name:	Sudhanshu Priyadarshi
	Title:	Chief Financial Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 20, 2021.

Signature	Title

/s/ Christopher T. Metz
Christopher T. Metz	Chief Executive Officer (principal executive officer)
/s/ Sudhanshu Priyadarshi
Sudhanshu Priyadarshi	Chief Financial Officer (principal financial officer)
/s/ Mark R. Kowalski
Mark R. Kowalski	Controller and Chief Accounting Officer (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Chairman of the Board of Directors and Director
/s/ Frances Philip
Frances Philip	Director
/s/ Tig H. Krekel
Tig H. Krekel	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director
/s/ Michael Robinson
Michael Robinson	Director
/s/ Lynn Utter
Lynn Utter	Director