Form 10-Q
period 2021-06-27
Vista Outdoor Inc.
filed 2021-07-29
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2021, there were 57,375,901 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 27, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$208,670	$243,265
Net receivables	357,334	301,575
Net inventories	505,077	454,504
Income tax receivable	4,324	37,870
Other current assets	44,614	27,018
Total current assets	1,120,019	1,064,232
Net property, plant, and equipment	192,465	197,531
Operating lease assets	74,541	72,400
Goodwill	97,773	86,082
Net intangible assets	329,649	314,955
Deferred charges and other non-current assets, net	37,356	29,739
Total assets	$1,851,803	$1,764,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169,459	$163,839
Accrued compensation	40,724	63,318
Federal excise, use, and other taxes	26,651	23,092
Other current liabilities	127,549	120,568
Total current liabilities	364,383	370,817
Long-term debt	495,701	495,564
Deferred income tax liabilities	12,869	8,235
Long-term operating lease liabilities	79,123	77,375
Accrued pension and postemployment benefits	31,177	33,503
Other long-term liabilities	67,871	42,448
Total liabilities	1,051,124	1,027,942
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,538,158 shares as of June 27, 2021 and 58,561,016 shares as of March 31, 2021	575	585
Additional paid-in capital	1,727,204	1,731,479
Accumulated deficit	(591,311)	(694,036)
Accumulated other comprehensive loss	(82,200)	(83,195)
Common stock in treasury, at cost — 6,426,281 shares held as of June 27, 2021 and 5,403,423 shares held as of March 31, 2021	(253,589)	(217,836)
Total stockholders' equity	800,679	736,997
Total liabilities and stockholders' equity	$1,851,803	$1,764,939

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
(Amounts in thousands except per share data)	June 27, 2021	June 28, 2020
Sales, net	$662,912	$479,140
Cost of sales	421,485	353,772
Gross profit	241,427	125,368
Operating expenses:
Research and development	5,868	5,010
Selling, general, and administrative	91,903	72,315
Earnings before interest and income taxes	143,656	48,043
Interest expense, net	(5,678)	(6,418)
Earnings before income taxes	137,978	41,625
Income tax provision	(35,253)	(1,149)
Net income	$102,725	$40,476
Earnings per common share:
Basic	$1.77	$0.70
Diluted	$1.71	$0.69
Weighted-average number of common shares outstanding:
Basic	58,123	58,057
Diluted	59,947	58,957

Net income (from above)	$102,725	$40,476
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax of benefit of $23 and $0, respectively	(72)	(78)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(259) and $0, respectively	798	968
Change in derivatives, net of tax expense of $(20) and $0, respectively	63	981
Change in cumulative translation adjustment	206	349
Total other comprehensive income	995	2,220
Comprehensive income	$103,720	$42,696

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(Amounts in thousands)	June 27, 2021	June 28, 2020
Operating Activities:
Net income	$102,725	$40,476
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	11,247	11,533
Amortization of intangible assets	4,998	4,953
Amortization of deferred financing costs	347	377
Deferred income taxes	312	(94)
(Gain)/loss on disposal of property, plant, and equipment	(3)	195
Share-based compensation	7,038	4,404
Changes in assets and liabilities:
Net receivables	(54,919)	(10,986)
Net inventories	(47,925)	(761)
Accounts payable	6,188	26,526
Accrued compensation	(22,813)	(11,820)
Accrued income taxes	36,236	982
Federal excise, use, and other taxes	3,522	1,180
Pension and other postretirement benefits	(1,363)	(6,894)
Other assets and liabilities	(16,818)	17,292
Cash provided by operating activities	28,772	77,363
Investing Activities:
Capital expenditures	(6,876)	(4,472)
Acquisition of businesses, net of cash received	(8,488)	—
Proceeds from the disposition of property, plant, and equipment	6	20
Cash used for investing activities	(15,358)	(4,452)
Financing Activities:
Borrowings on lines of credit	—	9,076
Payments on lines of credit	—	(77,332)
Payments made for debt issuance costs	(955)	—
Purchase of treasury shares	(44,232)	—
Proceeds from exercise of stock options	197	—
Payment of employee taxes related to vested stock awards	(3,018)	(100)
Cash used for financing activities	(48,008)	(68,356)
Effect of foreign exchange rate fluctuations on cash	(1)	129
(Decrease)/increase in cash and cash equivalents	(34,595)	4,684
Cash and cash equivalents at beginning of period	243,265	31,375
Cash and cash equivalents at end of period	$208,670	$36,059
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,256	$1,034
Contingent consideration in connection with business acquisitions	$22,400	$—
Net assets assumed in business acquisitions	$30,888	$—

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	102,725	995	—	103,720
Exercise of stock options	7,373	—	(94)	—	—	291	197
Share-based compensation	—	—	7,038	—	—	—	7,038
Restricted stock vested and shares withheld	174,885	—	(10,937)	—	—	7,896	(3,041)
Treasury shares purchased	(1,212,496)	—	—	—	—	(44,232)	(44,232)
Other	7,380	(10)	(282)	—	—	292	—
Balance, June 27, 2021	57,538,158	$575	$1,727,204	$(591,311)	$(82,200)	$(253,589)	$800,679

Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	40,476	2,220	—	42,696
Exercise of stock options	5,000	—	(203)	—	—	203	—
Share-based compensation	—	—	4,404	—	—	—	4,404
Restricted stock vested and shares withheld	21,824	—	(1,324)	—	—	1,224	(100)
Other	1,313	1	(54)	—	—	53	—
Balance, June 28, 2020	58,066,959	$581	$1,746,919	$(919,572)	$(98,774)	$(239,649)	$489,505

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended June 27, 2021
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer and marketer of outdoor and shooting sports products. We conduct our operations through two reportable segments, Shooting Sports and Outdoor Products. We are headquartered in Anoka, Minnesota and have 17 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“fiscal year 2021”).
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2021. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of June 27, 2021 and March 31, 2021, our results of operations for the three months ended June 27, 2021 and June 28, 2020, and our cash flows for the three months ended June 27, 2021 and June 28, 2020.
Our accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2021. Such significant accounting policies are applicable for periods prior to the following new accounting standards.
Accounting Standards Adopted by us in Fiscal Year 2022
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. We early adopted ASU 2020-06 on April 1, 2021 with no impact on our financial statements.
On April 1, 2021, we adopted ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles of ASC Topic 740, "Accounting for Income Taxes" and simplifies certain U.S. GAAP requirements. This update is effective for fiscal years beginning after December 15, 2020. The adoption of this standard does not have a material impact on our consolidated financial statements and related disclosures.
2. Fair Value of Financial Instruments
We measure and disclose our financial assets and liabilities at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the three-tier hierarchy:
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
Note Receivable
In connection with the sale of our Firearms business in July 2019, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. See Note 8, Receivables, for additional information.
Contingent Consideration
The acquisition-related contingent consideration liability represents the estimated fair value of earn-outs payable related to our acquisition of QuietKat Inc. ("QuietKat") see Note 4, Acquisitions and Divestitures, for additional information. The earn-out liability is valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt. The contingent consideration will be measured to fair value at each reporting date through December 31, 2023, and is based on management estimates and entity-specific assumptions, which are considered Level 3 inputs. The liability is included in other long-term liabilities on our balance sheet.
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at June 27, 2021 and March 31, 2021, approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents at June 27, 2021 and March 31, 2021 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	June 27, 2021		March 31, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$510,000	$500,000	$493,750
(1) Fixed rate debt—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes that will mature on March 15, 2029. These notes are unsecured and senior obligations. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for information on long-term debt, including certain risks and uncertainties.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	June 27, 2021	March 31, 2021
Assets:
Operating lease assets	Operating lease assets	$74,541	$72,400

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$10,616	$10,044
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	79,123	77,375
Total lease liabilities		$89,739	$87,419
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended
	June 27, 2021	June 28, 2020
Fixed operating lease costs (1)	$5,116	$5,059
Variable operating lease costs	669	582
Sublease income	(44)	(388)
Net Lease costs	$5,741	$5,253
(1) Includes short-term leases

	June 27, 2021	March 31, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	9.02	9.32

Weighted Average Discount Rate:
Operating leases	8.45%	8.64%
The approximate minimum lease payments under non-cancelable operating leases as of June 27, 2021 are as follows:

Remainder of fiscal year 2022	$13,301
Fiscal year 2023	16,392
Fiscal year 2024	14,662
Fiscal year 2025	13,876
Fiscal year 2026	12,669
Thereafter	60,983
Total lease payments	131,883
Less imputed interest	(42,144)
Present value of lease liabilities	$89,739

Supplemental cash flow information related to leases is as follows:

	Three months ended
	June 27, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,278	$4,652
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	3,303	815
4. Acquisitions and Divestitures
During the third quarter of fiscal year 2021, we acquired certain assets related to Remington Outdoor Company, Inc.’s ("Remington") ammunition and accessories businesses, including Remington's ammunition manufacturing facility in Lonoke, Arkansas and related intellectual property. We accounted for the acquisition of Remington as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2021.
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
On January 31, 2021, we completed the acquisition of HEVI-Shot Ammunition, which will immediately add a high-end offering, specialized lead-free ammunition capabilities and another iconic brand to our ammunition portfolio. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. We finalized the purchase price allocation during the first quarter of fiscal year 2022. The results of this business are included in the Shooting Sports reportable segment.
During the first quarter of fiscal year 2022, we completed the acquisition of QuietKat; an electric bicycle company that specializes in designing, manufacturing and marketing rugged, all-terrain eBikes. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. The results of this business are reported within our Outdoor Products reportable segment. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 2, Fair Value of Financial

Instruments, for information related to the fair value calculation. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years if they continue their employment with us through the respective milestone dates.
During the first quarter of fiscal year 2022, we also completed the acquisition of Venor, a hunt-inspired female apparel brand. The Venor lifestyle is anchored in adventure, community and empowering women to live their best outdoor lives. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. The results of this business will be reported within the Outdoor Products reportable segment.
Divestiture of Business:
We entered into an asset purchase agreement during the third quarter of fiscal year 2021 to sell a non-strategic business in our Shooting Sports segment. As part of the agreement we provided limited transition services during fiscal year 2021. During the three months ended December 27, 2020, we recognized a pretax gain on this divestiture of approximately $18,467, which was included in other income/(expense). This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit.
5. Derivative Financial Instruments
In the normal course of business, we are exposed to market risks arising from adverse changes in:
•commodity prices affecting the cost of raw materials, and
•interest rates
We use designated cash flow hedges to manage our level of exposure.
We entered into various commodity forward contracts during fiscal years 2021 and 2020. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of June 27, 2021, we had outstanding lead forward contracts on approximately 4 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. As of June 27, 2021, there is an immaterial asset balance related to the lead forward contracts that is recorded within other current assets.

6. Revenue Recognition
The following tables disaggregate our net sales by major category:

	Three months ended
	June 27, 2021			June 28, 2020
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$364,287	$—	$364,287	$261,762	$—	$261,762
Hunting and Shooting	99,031	—	99,031	72,396	—	72,396
Action Sports (1)	—	92,143	92,143	—	72,859	72,859
Outdoor Recreation (2)	—	107,451	107,451	—	72,123	72,123
Total	$463,318	$199,594	$662,912	$334,158	$144,982	$479,140

Geographic Region:
United States	$409,885	$148,069	$557,954	$307,388	$115,017	$422,405
Rest of the World	53,433	51,525	104,958	26,770	29,965	56,735
Total	$463,318	$199,594	$662,912	$334,158	$144,982	$479,140
(1) Action Sports includes the operating segments: Sports Protection and Cycling.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below (in thousands):

	Three months ended
(Amounts in thousands except per share data)	June 27, 2021	June 28, 2020
Numerator:
Net income	$102,725	$40,476
Denominator:
Weighted-average number of common shares outstanding basic:	58,123	58,057
Dilutive effect of share-based awards (1)	1,824	900
Diluted shares	59,947	58,957
Earnings per common share:
Basic	$1.77	$0.70
Diluted	$1.71	$0.69
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 527 and 528 for the three months ended June 27, 2021 and June 28, 2020, respectively.
8. Receivables
Our trade account receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses under the expected credit loss model. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	June 27, 2021	March 31, 2021
Trade receivables	$364,235	$307,098
Other receivables	7,972	7,899
Less: allowance for estimated credit losses and discounts	(14,873)	(13,422)
Net receivables	$357,334	$301,575
Walmart represented 22% and 18% of our total trade receivables balance as of June 27, 2021 and March 31, 2021, respectively. No other customer represented more than 10% of our total trade receivables balance as of June 27, 2021 or March 31, 2021.

The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the three months ended June 27, 2021:

Balance, March 31, 2021	$13,422
Provision for credit losses	492
Write-off of uncollectible amounts, net of recoveries	(330)
Discounts and other adjustments	1,289
Balance, June 27, 2021	$14,873
Note Receivable is summarized as follows:

	June 27, 2021	March 31, 2021
Principal	$12,000	$12,000
Less: unamortized discount	(2,984)	(3,189)
Note receivable, net, included within Deferred charges and other non-current assets	$9,016	$8,811
9. Inventories
Current net inventories consist of the following:

	June 27, 2021	March 31, 2021
Raw materials	$148,575	$133,970
Work in process	54,504	47,829
Finished goods	301,998	272,705
Net inventories	$505,077	$454,504
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $10,674 and $12,226 as of June 27, 2021 and March 31, 2021, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	June 27, 2021	March 31, 2021
Derivatives	$224	$161
Pension and other postretirement benefits liabilities	(77,440)	(78,166)
Cumulative translation adjustment	(4,984)	(5,190)
Total AOCL	$(82,200)	$(83,195)

The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Three months ended June 27, 2021
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$161	$(78,166)	$(5,190)	$(83,195)
Change in fair value of derivatives	650	—	—	650
Net gains reclassified from AOCL	(587)	—	—	(587)
Net actuarial losses reclassified from AOCL (1)	—	798	—	798
Prior service costs reclassified from AOCL (1)	—	(72)	—	(72)
Net change in cumulative translation adjustment	—	—	206	206
Ending balance in AOCL	$224	$(77,440)	$(4,984)	$(82,200)
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

11. Goodwill and Intangible Assets
Changes in the carrying value of goodwill by segment was as follows:

	Shooting Sports	Outdoor Products	Total
Balance, March 31, 2021	$86,082	$—	$86,082
Acquisitions	23	11,668	11,691
Balance, June 27, 2021	$86,105	$11,668	$97,773
Intangible assets by major asset class consisted of the following:

	June 27, 2021			March 31, 2021
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$63,160	$(19,184)	$43,976	$49,560	$(18,174)	$31,386
Patented technology	16,954	(11,562)	5,392	16,954	(11,354)	5,600
Customer relationships and other	247,483	(102,804)	144,679	241,306	(98,939)	142,367
Total	327,597	(133,550)	194,047	307,820	(128,467)	179,353
Non-amortizing trade names	135,602	—	135,602	135,602	—	135,602
Net intangible assets	$463,199	$(133,550)	$329,649	$443,422	$(128,467)	$314,955
Amortization expense for the three months ended June 27, 2021 and June 28, 2020 was $4,998 and $4,953, respectively.
As of June 27, 2021, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2022	$16,009
Fiscal year 2023	21,233
Fiscal year 2024	21,181
Fiscal year 2025	21,163
Fiscal year 2026	18,153
Thereafter	96,308
Total	$194,047
12. Other Current and Long-term Liabilities
Other current and non-current liabilities consisted of the following:

	June 27, 2021	March 31, 2021
Accrual for in-transit inventory	$27,502	24,356
Other	100,047	96,212
Total other current liabilities	$127,549	$120,568

Long-term portion of accrued income tax liability	$25,679	$23,000
Other	42,192	19,448
Total other long-term liabilities	$67,871	$42,448
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

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2021	$8,696
Payments made	(98)
Warranties issued	335
Changes related to pre-existing warranties and other adjustments	(63)
Balance, June 27, 2021	$8,870
13. Long-term Debt

Long-term debt consisted of the following:	June 27, 2021	March 31, 2021
4.5% Senior Notes	$500,000	$500,000
Less: unamortized deferred financing costs	(4,299)	(4,436)
Carrying amount of long-term debt	$495,701	$495,564
Credit Agreements—In fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility, by entering into the 2021 ABL Revolving Credit Facility, which provides for a $450,000 senior secured asset-based revolving credit facility. The amount available under the 2021 ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2021 ABL Revolving Credit Facility described below. As of June 27, 2021, based on the borrowing base less outstanding borrowings of $0, outstanding letters of credit of $21,800, and minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $383,200.
The 2021 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2021 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of March 31, 2021, borrowings under the 2021 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%. The rates vary based on our Average Excess Availability under the 2021 ABL Revolving Credit Facility. As of June 27, 2021, the margin under the 2021 ABL Revolving Credit Facility was 0.25% for base rate loans and 1.25% for LIBO rate loans. We pay a commitment fee on the unused commitments under the 2021 ABL Revolving Credit Facility of 0.175% per annum.
Debt issuance costs incurred with the refinancing of approximately $5,907, are being amortized over the term of the 2021 ABL Revolving Credit Facility. The debt issuance costs associated with the 2021 ABL Revolving Credit Facility are included within other current and non-current assets.
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
2021 ABL Revolving Credit Facility—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2021 ABL Revolving Credit Facility contains a financial covenant that the Excess Availability under the 2021 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap and (b) $42,500. As a result of this financial covenant, we must maintain the greater of 10% of the line cap or $42,500 of availability in order to satisfy the financial covenant. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the 2021 ABL Revolving Credit Facility. As noted above, the Excess Availability under the 2021 ABL Revolving Credit Facility was $383,200 as of June 27, 2021. Vista has the option to increase the amount of the 2021 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2021 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under another debt agreement. As of June 27, 2021, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt—Cash paid for interest on debt, for the three months ended June 27, 2021 and June 28, 2020 totaled $0 and $7,302, respectively.

14. Employee Benefit Plans
During the three months ended June 27, 2021, we recognized an aggregate net loss of $35 for employee defined benefit plans compared to net benefit of $21 during the three months ended June 28, 2020.
Employer contributions and distributions—We made contributions to our pension trust during the three months ended June 27, 2021 of $1,300, and $7,100 of required contributions during the three months ended June 28, 2020. No additional contributions are required, and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2022.
For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under our non-qualified supplemental executive retirement plan. No additional contributions are required, and we are not expecting to make any contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans for the remainder of fiscal year 2022.
15. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the year-to-date effective tax rate for the prior year.
The income tax provisions for the three months ended June 27, 2021 and June 28, 2020 represent effective tax rates of 25.5% and 2.8%, respectively. The increase in the rate from the prior year quarter is primarily caused by the impact of the prior year decrease in the valuation allowance driven by earnings which permitted us to realize previously valued tax assets.
The effective tax rate for the three months ended June 27, 2021 is reflective of the federal statutory rate of 21% plus the state tax accrual, with an increase in uncertain tax position reserves. The effective tax rate for the three months ended June 28, 2020 was lower than the statutory rate because of the decreased valuation allowance.
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
Income taxes refunded, net of taxes paid, totaled $1,359 and income taxes paid, net of refunds, totaled $265 for the three months ended June 27, 2021 and June 28, 2020, respectively.
We have filed amended income tax returns requesting total refunds of $42,193 which are reflected in our net income tax receivable of $4,324.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $7,770 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $6,916.

16. Contingencies
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $695 and $696 as of June 27, 2021 and March 31, 2021, respectively.
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
17. Operating Segment Information
We have seven operating segments, which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions.
Shooting Sports is comprised of our Ammunition and Hunting and Shooting operating segments. Outdoor Products is comprised of our Sports Protection, Outdoor Cooking, Hydration, Golf, and Cycling operating segments. The operating segments comprising our respective reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains.
Our CODM relies on internal management reporting that analyzes consolidated results to the net income level and operating segment's EBIT, which is defined as earnings (loss) before interest and income taxes. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period. These include transition related-costs, merger and acquisition costs, and other non-recurring items.
Shooting Sports generated approximately 70% of our external sales in the three months ended June 27, 2021. Outdoor Products generated approximately 30% of our external sales in the three months ended June 27, 2021.
Walmart represented approximately 10% of our sales in both the three months ended June 27, 2021 and June 28, 2020. No other single customer contributed 10% or more of our sales in the three months ended June 27, 2021 and June 28, 2020.

The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended June 27, 2021
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$463,318	$199,594	$—	$662,912
Gross Profit	181,328	60,483	(384)	241,427
EBIT	141,722	25,927	(23,993)	143,656

	Three months ended June 28, 2020
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$334,158	$144,982	$—	$479,140
Gross Profit	84,502	40,866	—	125,368
EBIT	54,565	11,506	(18,028)	48,043
(a) Reconciling items for the three months ended June 27, 2021 included a fair value step-up in inventory allocated from the HEVI-Shot acquisition of $384 and post-acquisition compensation expense allocated from the QuietKat acquisition of $546. There were no reconciling items for the three months ended June 28, 2020.
Sales, net exclude all intercompany sales between Shooting Sports and Outdoor Products, which were not material for either of the three months ended June 27, 2021 and June 28, 2020.

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
•impacts from the COVID-19 pandemic (including the emergence and spread of coronavirus variants) on our operations, the operations of our customers and suppliers and general economic conditions;
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
•supplier capacity constraints, production or shipping disruptions or quality or price issues affecting our operating costs;
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
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on

Form 10-K for fiscal year 2021 and in the filings we make with the SEC from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Business and Products
We serve the outdoor sports and recreation markets through a diverse portfolio of well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products. Our broad range of consumers include outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. We sell our products through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, Sports Inc., Sports South, Sportsman's Warehouse, Target, and Walmart. Some of our products are also sold directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and consumers.
Operating and Reportable Segments
We operate under seven operating segments, which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions.
•Shooting Sports generated approximately 70% of our external sales in the three months ended June 27, 2021. This segment currently designs, develops, distributes and manufactures ammunition, primers, components and related equipment and accessories and serves devoted hunters, recreational shooters, federal and local law enforcement agencies and the military. Shooting Sports is comprised of our ammunition and hunting and shooting accessories product lines. Ammunition products include pistol, rifle, rimfire, shotshell ammunition and primers. Hunting and shooting accessories products include binoculars, riflescopes, laser rangefinders, trail cameras, archery accessories, blinds, decoys, game calls, gun care products, mounts, holsters, powder, reloading equipment, targets, target systems, and accessories. Our brands include Federal, Bushnell, Remington Ammunition, Primos, Blackhawk, CCI, and more.
•Outdoor Products generated approximately 30% of our external sales in the three months ended June 27, 2021. This segment currently designs, develops, distributes and manufactures personal hydration solutions, outdoor cooking solutions, action sports helmets and goggles, footwear and cycling accessories, eBikes, audio speakers and golf GPS and laser rangefinders and serves hikers, campers, cyclists, skiers, golfers, families and a variety of other outdoor recreation participants. Our brands include CamelBak, Camp Chef, Bell, Giro, Bushnell Golf, Blackburn, KRASH!, Copilot, Raskullz, QuietKat, Venor, and more. Outdoor Products is comprised of sports protection, outdoor cooking, golf, hydration, and cycling product lines.
Business Strategy
In fiscal year 2021, we built upon the capabilities developed during the first two years of our strategic transformation, with an additional emphasis on driving long-term, profitable organic sales growth. Vista Outdoor has plans in place under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and continued cash generation, solidifying our position as the outdoor sports and recreation market leader.
The pandemic accelerated many consumer trends that favored our business, and we believe that these trends will fuel long-term success in fiscal year 2022 and beyond. To achieve this long-term success, we remain relentlessly focused on the following five strategic pillars, which define our key priorities and investment focus areas:
Talent and Culture—Invest in talent and foster our culture of agility, efficiency, and innovation while focusing on diversity and inclusion in hiring, marketing, and product development.
Organic Growth—Identify and capture opportunities for organic growth and market share expansion by:
a.allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and
b.leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.
Centers of Excellence—Leverage our shared resources, expertise and scale to achieve a level of excellence that would be out of reach for our individual brands, with a focus on:
a.operational excellence to improve margins, supply chain resiliency, and agility;

b.e-commerce, direct-to-consumer, and digital marketing capabilities;
c.acquisition target selection, deal execution, and integration.
Acquisitions—Acquire complementary businesses that we can take to the next level in terms of sales and profitability.
Capital Allocation—Maintain a conservative balance sheet, healthy margins and strong cash flow generation to provide financial flexibility and enable us to thrive and grow at all points in the market demand cycle while driving shareholder value.
Executive Summary
We had a strong performance for the first quarter of fiscal year 2022. Financial highlights and notable events for the first quarter of fiscal year 2022 include:
•Quarterly sales increased $183,772, or 38.4%, for the three months ended June 27, 2021 as compared to the three months ended June 28, 2020. Shooting Sports increased $129,160, or 38.7%. Our Outdoor Products sales increased $54,612 or 37.7%.
•Gross profit increased $116,059, or 92.6%, for the three months ended June 27, 2021 as compared to the three months ended June 28, 2020. Gross profit for Shooting Sports increased $96,826, or 114.6% Gross profit for Outdoor Products increased $19,617, or 48.0%.
•EBIT increased $95,613, or 199%, for the three months ended June 27, 2021 as compared to the three months ended June 28, 2020.
•We repurchased 1,212 shares during the first fiscal quarter under our share repurchase program, which was adopted on May 6, 2021. See PART II, ITEM 2, UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
•During the quarter, we welcomed QuietKat and Venor to the Vista Outdoor family of brands. QuietKat is an electric bicycle company that specializes in designing, manufacturing and marketing rugged, all-terrain eBikes. Venor is a hunt-inspired female apparel brand. The Venor lifestyle is anchored in adventure, community and empowering women to live their best outdoor lives. Both of these businesses will be reported within the Outdoor Products reportable segment.
•We are reporting $1.71 of diluted EPS for the three months ended June 27, 2021 as compared to diluted EPS of $0.69 for the three months ended June 28, 2020.
We believe that long-term participation trends support our expectation of continued increased demand for our outdoor recreation and hunting and shooting-sports related products. Participation rates in fiscal year 2022 have remained strong, and we are seeing an expanded and more diverse demographic of users in all categories. We expect to see continued increases in participation as consumers continue to look to local outdoor activities as a substitute for travel and other competing pursuits impacted by the COVID-19 pandemic. We believe that we are well-positioned to succeed and continue to capitalize on this demand given our scale, operating expertise, and strong balance sheet. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, our brands are also well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on results of operations, our financial condition, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Results of Operations
Segment results for the three months ended June 27, 2021 compared to the three months ended June 28, 2020.
The Company’s net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended		Change
Net Sales:	June 27, 2021	June 28, 2020	Dollars	Percent
Shooting Sports	$463,318	$334,158	$129,160	38.7%
Outdoor Products	199,594	144,982	54,612	37.7%
Total net sales	$662,912	$479,140	$183,772	38.4%

Shooting Sports— First quarter of fiscal year 2022 includes sales from acquisitions that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing and strong demand in the market across all categories. These increases were partially offset by a reduction of small rifle ammunition sales due to reduced supply from the Lake City Army Ammunition Plant.
Outdoor Products— The increase in sales was driven by continued demand in the market for all categories and was not restricted by retail store closures that impacted the prior year quarter.

	Three months ended		Change
Gross Profit:	June 27, 2021	June 28, 2020	Dollars	Percent
Shooting Sports	$181,328	$84,502	$96,826	114.6%
Outdoor Products	60,483	40,866	19,617	48.0%
Corporate and other	(384)	—	(384)	—%
Total gross profit	$241,427	$125,368	$116,059	92.6%
Gross profit margin	36.4%	26.2%
Shooting Sports—First quarter of fiscal year 2022 gross profit includes profits from acquisitions that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing, sales volume (as described above), and operating efficiencies. These increases were partially offset by increased commodity and product costs. Gross profit margin was 39.1% compared to 25.3% in the prior year.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume (as described above) and operating efficiencies, partially offset by higher logistics costs. Gross profit margin was 30.3% compared to 28.2% in the prior year.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses during the current year quarter.

	Three months ended		Change
EBIT:	June 27, 2021	June 28, 2020	Dollars	Percent
Shooting Sports	$141,722	$54,565	$87,157	159.7%
Outdoor Products	25,927	11,506	14,421	125.3%
Corporate and other	(23,993)	(18,028)	(5,965)	(33.1)%
Total EBIT	$143,656	$48,043	$95,613	199.0%
EBIT margin	21.7%	10.0%
Shooting Sports—The increase in EBIT was primarily driven by the gross profit as described above, partially offset by higher selling, general, and administrative expenses from acquisitions and higher selling and marketing expenses to support increased sales. EBIT margin was 30.6% compared to 16.3% in the prior year.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase as described above, partially offset by higher selling and marketing expenses to support increased sales. EBIT margin was 13.0% compared to 7.9% in the prior year.
Corporate and Other—The decrease in EBIT was primarily driven by higher stock and incentive compensation expense and higher transaction costs in the current year.

	Three months ended
Interest expense, net:	June 27, 2021	June 28, 2020	$ Change	% Change
Corporate and other	$5,678	$6,418	$(740)	(11.5)%
The decrease in interest expense was due to a reduction in our interest rate on the 4.5% Notes, slightly offset by our higher average debt balance.

	Three months ended
Income Tax Provision:	June 27, 2021	Effective Rate	June 28, 2020	Effective Rate	$ Change
Corporate and other	$(35,253)	25.5%	$(1,149)	2.8%	$(34,104)
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report for information regarding income taxes.
The increase in the rate from the prior year quarter is primarily caused by the impact of the prior year decrease in the valuation allowance driven by earnings which permitted us to realize previously valued tax assets.
Financial condition
Cash and cash equivalents increased 479% to $208,670 at June 27, 2021 from $36,059 at June 28, 2020, primarily due to increased net income during the last twelve months, partially offset by the timing of working capital payments and receipts, repurchase of shares and cash paid for the acquisition of businesses.
Operating Activities
Cash provided by operating activities decreased $48,591 in the three months ended June 27, 2021 compared to the prior year period. Increases in inventory purchases, increases in accounts receivable due to higher sales volumes and the timing of vendor, compensation and payroll tax payments was partially offset by increased net income and lower interest expense payments as compared to the prior year period.
Investing Activities
Cash used for investing activities was $15,358 for the three months ended June 27, 2021 compared to $4,452 in the prior-year period. The current period cash usage was driven by the acquisition of businesses.
Financing Activities
Cash used for financing activities decreased by $20,348 for the three months ended June 27, 2021 compared to the prior year period. The decrease is due to a reduction in debt payments, partially offset by the repurchase of approximately 1.2 million shares for approximately $44,232 during the first fiscal quarter.
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
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes. As of June 27, 2021, there is $55,768 remaining under our $100,000 2021 Share Repurchase Program, which we intend to fund through the first fiscal quarter of 2024. This amount is currently well below the covenants that limit our stock buyback.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2021 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures over the next 12 months and fund the 2021 Share Repurchase Program. As of June 27, 2021, based on the borrowing base less outstanding borrowings of 0, outstanding letters of credit of $21,800, and minimum required borrowing base of 45,000, the amount available under the 2021 ABL Revolving Credit Facility was $383,200. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 38.4% as of June 27, 2021.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets as a result of the COVID-19 pandemic (including the emergence and spread of coronavirus variants), or our future financial condition and performance. Furthermore, because our 2021 ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions as a result of the COVID-19 pandemic (including the emergence and spread of coronavirus variants) that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the 2021 ABL Revolving Credit Facility.
Additional information about our 2021 ABL Revolving Credit Facility, and long-term debt is presented in 13, Long-term Debt, to the Notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of June 27, 2021, current and long-term operating lease liabilities of $10,616 and $79,123, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2021.
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
Environmental Liabilities
Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those governing the discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. We are obligated to conduct investigations and/or remediation activities at certain sites that we own or operate or formerly owned or operated.
Certain of our former subsidiaries have been identified as potentially responsible parties ("PRPs"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not currently expect that these potential liabilities, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2021, except for our adoption of the Accounting Standards Updates ("ASU") No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" and No 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which both became effective as of April 1, 2021. For further discussion on the adoption of new accounting standards please see Note 1, Significant Accounting Policies, to the unaudited condensed consolidated financial statements in Item 1 of Part I of this report.
Dependence on Key Customers; Concentration of Credit
The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Walmart represented approximately 10% of our sales in both the three months ended June 27, 2021 and June 28, 2020. No other single customer contributed more than 10% of our sales in the three months ended June 27, 2021 and June 28, 2020.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices, and foreign currency exchange rates. Our market risks at June 27, 2021 are similar to those disclosed in our Annual Report on Form 10-K for fiscal year 2021. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal year 2021, as filed with the SEC on May 20, 2021, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 27, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 27, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Amount in thousands except price per share)
On May 6, 2021, we announced that the Board of Directors authorized a share repurchase program (the "2021 Share Repurchase Program") pursuant to which we may repurchase up to $100,000 of our common stock. The 2021 Share Repurchase Program expires on May 3, 2023.

Period	Total number of shares repurchased(1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan or program	Maximum number of shares that may yet be repurchased under the plan or program(2)
April 1, 2021 - April 25, 2021	91	$31.11	—
April 26, 2021 - May 23, 2021	1,179	$36.39	1,174
May 24, 2021 - June 27, 2021	40	$39.08	38
Fiscal Quarter Ended June 27, 2021	1,310	$36.11	1,212	1,234
(1) Included in the total number of shares repurchased were 98 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.
(2) Since the May 6, 2021 inception of the program through June 27, 2021, we repurchased 1,212 shares for $44,232. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $45.18 per share on June 25, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

2.1*+
Tax Matters Agreement, dated as of February 9, 2015, among Alliant Techsystems Inc. and Vista Outdoor Inc. (Exhibit 2.5 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

2.2*+
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

3.3*	Vista Outdoor Inc. Amended and Restated Bylaws (Exhibit 3.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2018).
4.1*	Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).
4.2*	Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	July 29, 2021	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)