Form 10-Q
period 2021-09-26
Vista Outdoor Inc.
filed 2021-11-04
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 1, 2021, there were 57,296,059 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 26, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$265,301	$243,265
Net receivables	414,587	301,575
Net inventories	561,506	454,504
Income tax receivable	10,898	37,870
Other current assets	40,314	27,018
Total current assets	1,292,606	1,064,232
Net property, plant, and equipment	190,733	197,531
Operating lease assets	74,384	72,400
Goodwill	97,773	86,082
Net intangible assets	324,115	314,955
Deferred charges and other non-current assets, net	38,346	29,739
Total assets	$2,017,957	$1,764,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$180,867	$163,839
Accrued compensation	54,962	63,318
Federal excise, use, and other taxes	32,616	23,092
Other current liabilities	126,748	120,568
Total current liabilities	395,193	370,817
Long-term debt	495,841	495,564
Deferred income tax liabilities	12,891	8,235
Long-term operating lease liabilities	78,126	77,375
Accrued pension and postemployment benefits	30,306	33,503
Other long-term liabilities	70,587	42,448
Total liabilities	1,082,944	1,027,942
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,288,160 shares as of September 26, 2021 and 58,561,016 shares as of March 31, 2021	573	585
Additional paid-in capital	1,731,665	1,731,479
Accumulated deficit	(451,771)	(694,036)
Accumulated other comprehensive loss	(82,267)	(83,195)
Common stock in treasury, at cost — 6,676,279 shares held as of September 26, 2021 and 5,403,423 shares held as of March 31, 2021	(263,187)	(217,836)
Total stockholders' equity	935,013	736,997
Total liabilities and stockholders' equity	$2,017,957	$1,764,939

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Sales, net	$778,460	$575,179	$1,441,372	$1,054,319
Cost of sales	479,539	413,289	901,024	767,061
Gross profit	298,921	161,890	540,348	287,258
Operating expenses:
Research and development	6,440	5,362	12,308	10,372
Selling, general, and administrative	101,742	81,272	193,645	153,587
Earnings before interest and income taxes	190,739	75,256	334,395	123,299
Interest expense, net	(5,929)	(5,715)	(11,607)	(12,133)
Earnings before income taxes	184,810	69,541	322,788	111,166
Income tax provision	(45,270)	10,104	(80,523)	8,955
Net income	$139,540	$79,645	$242,265	$120,121
Earnings per common share:
Basic	$2.43	$1.37	$4.20	$2.07
Diluted	$2.36	$1.34	$4.07	$2.03
Weighted-average number of common shares outstanding:
Basic	57,353	58,193	57,732	58,124
Diluted	59,216	59,314	59,577	59,066

Net income (from above)	$139,540	$79,645	$242,265	$120,121
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $31 and $54, for the three and six months ended September 26, 2021, respectively, and $0 and $0 for the three and six months ended September 27, 2020, respectively	(95)	(79)	(167)	(157)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(260) and $(519) for the three and six months ended September 26, 2021, respectively, and $0 and $0 for the three and six months ended September 27, 2020, respectively	801	970	1,599	1,938
Change in derivatives, net of tax benefit of $141 and $121 for the three and six months ended September 26, 2021, respectively, and $0 and $0 for the three and six months ended September 27, 2020, respectively	(436)	693	(373)	1,674
Change in cumulative translation adjustment	(337)	160	(131)	509
Total other comprehensive income (loss)	(67)	1,744	928	3,964
Comprehensive income	$139,473	$81,389	$243,193	$124,085

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	September 26, 2021	September 27, 2020
Operating Activities:
Net income	$242,265	$120,121
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	22,267	22,268
Amortization of intangible assets	10,417	9,899
Amortization of deferred financing costs	701	755
Deferred income taxes	269	1,667
Loss on disposal of property, plant, and equipment	99	278
Share-based compensation	13,812	7,466
Changes in assets and liabilities:
Net receivables	(112,256)	(22,884)
Net inventories	(105,269)	2,388
Accounts payable	16,957	35,996
Accrued compensation	(8,489)	4,416
Accrued income taxes	32,250	(16,980)
Federal excise, use, and other taxes	9,494	2,661
Pension and other postretirement benefits	(1,299)	(6,740)
Other assets and liabilities	(16,038)	36,514
Cash provided by operating activities	105,180	197,825
Investing Activities:
Capital expenditures	(14,439)	(9,665)
Acquisition of businesses, net of cash received	(8,488)	—
Proceeds from the disposition of property, plant, and equipment	8	25
Cash used for investing activities	(22,919)	(9,640)
Financing Activities:
Borrowings on lines of credit	—	43,076
Payments on lines of credit	—	(210,332)
Payments made for debt issuance costs	(1,018)	—
Purchase of treasury shares	(56,239)	—
Proceeds from exercise of stock options	228	805
Payment of employee taxes related to vested stock awards	(3,039)	(239)
Cash used for financing activities	(60,068)	(166,690)
Effect of foreign exchange rate fluctuations on cash	(157)	86
Increase in cash, cash equivalents, and restricted cash	22,036	21,581
Cash, cash equivalents, and restricted cash at beginning of period	243,265	31,375
Cash, cash equivalents, and restricted cash at end of period	$265,301	$52,956
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$3,085	$1,968
Contingent consideration in connection with business acquisitions	$22,400	$—
Net assets assumed in business acquisitions	$30,888	$—

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	102,725	995	—	103,720
Exercise of stock options	7,373	—	(94)	—	—	291	197
Share-based compensation	—	—	7,038	—	—	—	7,038
Restricted stock vested and shares withheld	174,885	—	(10,937)	—	—	7,896	(3,041)
Treasury shares purchased	(1,212,496)	—	—	—	—	(44,232)	(44,232)
Other	7,380	(10)	(282)	—	—	292	—
Balance, June 27, 2021	57,538,158	$575	$1,727,204	$(591,311)	$(82,200)	$(253,589)	$800,679
Comprehensive income	—	—	—	139,540	(67)	—	139,473
Exercise of stock options	1,928	—	(45)	—	—	76	31
Share-based compensation	—	—	6,774	—	—	—	6,774
Restricted stock vested and shares withheld	2,840	—	(167)	—	—	109	(58)
Employee stock purchase plan	2,726	—	12	—	—	108	120
Treasury shares purchased	(311,187)	—	—	—	—	(12,007)	(12,007)
Other	53,695	(2)	(2,113)	—	—	2,116	1
Balance, September 26, 2021	57,288,160	$573	$1,731,665	$(451,771)	$(82,267)	$(263,187)	$935,013

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	40,476	2,220	—	42,696
Exercise of stock options	5,000	—	(203)	—	—	203	—
Share-based compensation	—	—	4,404	—	—	—	4,404
Restricted stock vested and shares withheld	21,824	—	(1,324)	—	—	1,224	(100)
Other	1,313	1	(54)	—	—	53	—
Balance, June 28, 2020	58,066,959	$581	$1,746,919	$(919,572)	$(98,774)	$(239,649)	$489,505
Comprehensive income	—	—	—	79,645	1,744	—	81,389
Exercise of stock options	50,814	—	(1,258)	—	—	2,063	805
Share-based compensation	—	—	3,062	—	—	—	3,062
Restricted stock vested and shares withheld	29,680	—	(1,741)	—	—	1,535	(206)
Employee stock purchase plan	5,435	—	(146)	—	—	221	75
Other	103,355	2	(4,191)	—	—	4,196	7
Balance, September 27, 2020	58,256,243	$583	$1,742,645	$(839,927)	$(97,030)	$(231,634)	$574,637

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended September 26, 2021
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor and shooting sports products. We conduct our operations through two reportable segments, Shooting Sports and Outdoor Products. We are headquartered in Anoka, Minnesota and have 18 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“fiscal year 2021”).
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2021. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of September 26, 2021 and March 31, 2021, our results of operations for the three and six months ended September 26, 2021 and September 27, 2020, and our cash flows for the six months ended September 26, 2021 and September 27, 2020.
Our accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2021. Such significant accounting policies are applicable for periods prior to the following new accounting standards.
Accounting Standards Adopted by us in Fiscal Year 2022
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and provided that the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. We early adopted ASU 2020-06 on April 1, 2021 with no impact on our financial statements.
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
Contingent Consideration
The acquisition-related contingent consideration liability represents the estimated fair value of earn-outs payable related to our acquisition of QuietKat Inc. ("QuietKat"). See Note 4, Acquisitions and Divestitures, for additional information. The earn-out liability is valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt. The contingent consideration is measured to fair value at each reporting date through December 31, 2023, and is based on management estimates and entity-specific assumptions, which are considered Level 3 inputs. The liability is included in other long-term liabilities on our balance sheet.
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at September 26, 2021 and March 31, 2021 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents at September 26, 2021 and March 31, 2021 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	September 26, 2021		March 31, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$516,250	$500,000	$493,750
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
3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment, and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of its right-of-use asset.

Many leases include one or more options to renew, with renewal terms that can extend the lease term up to five years. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	September 26, 2021	March 31, 2021
Assets:
Operating lease assets	Operating lease assets	$74,384	$72,400

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$11,277	$10,044
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	78,126	77,375
Total lease liabilities		$89,403	$87,419
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended		Six months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Fixed operating lease costs (1)	$5,386	$5,052	$10,502	$10,111
Variable operating lease costs	914	659	1,583	1,241
Sublease income	(107)	(277)	(151)	(665)
Net Lease costs	$6,193	$5,434	$11,934	$10,687
(1) Includes short-term leases

	September 26, 2021	March 31, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	8.80	9.32

Weighted Average Discount Rate:
Operating leases	8.37%	8.64%
The approximate minimum lease payments under non-cancelable operating leases as of September 26, 2021 are as follows:

Remainder of fiscal year 2022	$9,210
Fiscal year 2023	17,201
Fiscal year 2024	14,990
Fiscal year 2025	14,152
Fiscal year 2026	12,909
Thereafter	61,532
Total lease payments	129,994
Less imputed interest	(40,591)
Present value of lease liabilities	$89,403

Supplemental cash flow information related to leases is as follows:

	Six months ended
	September 26, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$8,966	$9,080
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	5,785	1,285
4. Acquisitions and Divestitures
During the first quarter of fiscal year 2022, we completed the acquisition of QuietKat, an electric bicycle company that specializes in designing, manufacturing, and marketing rugged, all-terrain eBikes. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. The results of this business are reported within our Outdoor Products reportable segment. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years provided they continue their employment with us through the respective milestone dates.
During the first quarter of fiscal year 2022, we completed the acquisition of Venor, a hunt-inspired female apparel brand. The Venor lifestyle is anchored in adventure, community, and empowering women to live their best outdoor lives. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. The results of this business will be reported within the Outdoor Products reportable segment.
During the fourth quarter of fiscal year 2021, we completed the acquisition of HEVI-Shot Ammunition, which will immediately add a high-end offering, specialized lead-free ammunition capabilities and another iconic brand to our ammunition portfolio. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. We finalized the purchase price allocation during the first quarter of fiscal year 2022. The results of this business are included in the Shooting Sports reportable segment.
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
Divestiture of Business:
We entered into an asset purchase agreement during the third quarter of fiscal year 2021 to sell a non-strategic business in our Shooting Sports segment. As part of the agreement, we provided limited transition services during fiscal year 2021. During the three months ended December 27, 2020, we recognized a pretax gain on this divestiture of approximately $18,467, which was included in other income/(expense). This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit.
5. Derivative Financial Instruments
In the normal course of business, we are exposed to market risks arising from adverse changes in:
•commodity prices affecting the cost of raw materials, and
•interest rates
We use designated cash flow hedges to manage our level of exposure.
We entered into various commodity forward contracts during fiscal years 2022 and 2021. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 26, 2021, we had outstanding lead forward contracts on approximately 4.4 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. As of September 26, 2021, there is an immaterial asset balance related to the lead forward contracts that is recorded within other current assets.

6. Revenue Recognition
The following tables disaggregate our net sales by major category:

	Three months ended
	September 26, 2021			September 27, 2020
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$450,193	$—	$450,193	$272,219	$—	$272,219
Hunting and Shooting	116,156	—	116,156	107,468	—	107,468
Action Sports (1)	—	104,645	104,645	—	97,447	97,447
Outdoor Recreation (2)	—	107,466	107,466	—	98,045	98,045
Total	$566,349	$212,111	$778,460	$379,687	$195,492	$575,179

Geographic Region:
United States	$533,542	$143,664	$677,206	$352,740	$151,783	$504,523
Rest of the World	32,807	68,447	101,254	26,947	43,709	70,656
Total	$566,349	$212,111	$778,460	$379,687	$195,492	$575,179

	Six months ended
	September 26, 2021			September 27, 2020
	Shooting Sports	Outdoor Products	Total	Shooting Sports	Outdoor Products	Total
Ammunition	$814,481	$—	$814,481	$533,981	$—	$533,981
Hunting and Shooting	215,187	—	215,187	179,863	—	179,863
Action Sports (1)	—	196,787	196,787	—	170,306	170,306
Outdoor Recreation (2)	—	214,917	214,917	—	170,169	170,169
Total	$1,029,668	$411,704	$1,441,372	$713,844	$340,475	$1,054,319

Geographic Region:
United States	$943,427	$291,733	$1,235,160	$660,127	$266,800	$926,927
Rest of the World	86,241	119,971	206,212	53,717	73,675	127,392
Total	$1,029,668	$411,704	$1,441,372	$713,844	$340,475	$1,054,319
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

The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, federal excise taxes, and other similar taxes are excluded from revenue.
Incentives in the form of cash paid to the customer (or a reduction of a customer cash payment to us) typically are recognized as a reduction of sales unless the incentive is for a distinct benefit that we receive from the customer, e.g., advertising or marketing.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below (in thousands):

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Numerator:
Net income	$139,540	$79,645	$242,265	$120,121
Denominator:
Weighted-average number of common shares outstanding basic:	57,353	58,193	57,732	58,124
Dilutive effect of share-based awards (1)	1,863	1,121	1,845	942
Diluted shares	59,216	59,314	59,577	59,066
Earnings per common share:
Basic	$2.43	$1.37	$4.20	$2.07
Diluted	$2.36	$1.34	$4.07	$2.03
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 0 and 527 for the three and six months ended September 26, 2021, respectively, and 26 and 296 for the three and six months ended September 27, 2020, respectively.
8. Receivables
Our trade account receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses under the expected credit loss model. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.

Net receivables are summarized as follows:

	September 26, 2021	March 31, 2021
Trade receivables	$423,730	$307,098
Other receivables	7,558	7,899
Less: allowance for estimated credit losses and discounts	(16,701)	(13,422)
Net receivables	$414,587	$301,575
Walmart represented 17% and 18% of our total trade receivables balance as of September 26, 2021 and March 31, 2021, respectively. No other customer represented more than 10% of our total trade receivables balance as of September 26, 2021 or March 31, 2021.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the six months ended September 26, 2021:

Balance, March 31, 2021	$13,422
Provision for credit losses	1,459
Write-off of uncollectible amounts, net of recoveries	(688)
Discounts and other adjustments	2,508
Balance, September 26, 2021	$16,701
Note Receivable is summarized as follows:

	September 26, 2021	March 31, 2021
Principal	$12,000	$12,000
Less: unamortized discount	(2,759)	(3,189)
Note receivable, net, included within Deferred charges and other non-current assets	$9,241	$8,811
9. Inventories
Current net inventories consist of the following:

	September 26, 2021	March 31, 2021
Raw materials	$155,509	$133,970
Work in process	58,094	47,829
Finished goods	347,903	272,705
Net inventories	$561,506	$454,504
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $11,496 and $12,226 as of September 26, 2021 and March 31, 2021, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	September 26, 2021	March 31, 2021
Derivatives	$(212)	$161
Pension and other postretirement benefits liabilities	(76,734)	(78,166)
Cumulative translation adjustment	(5,321)	(5,190)
Total AOCL	$(82,267)	$(83,195)

The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation, net of income tax:

	Three months ended September 26, 2021				Six months ended September 26, 2021
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$224	$(77,440)	$(4,984)	$(82,200)	$161	$(78,166)	$(5,190)	$(83,195)
Change in fair value of derivatives	118	—	—	118	767	—	—	767
Net gains reclassified from AOCL	(554)	—	—	(554)	(1,140)	—	—	(1,140)
Net actuarial losses reclassified from AOCL (1)	—	801	—	801	—	1,599	—	1,599
Prior service costs reclassified from AOCL (1)	—	(95)	—	(95)	—	(167)	—	(167)
Net change in cumulative translation adjustment	—	—	(337)	(337)	—	—	(131)	(131)
Ending balance in AOCL	$(212)	$(76,734)	$(5,321)	$(82,267)	$(212)	$(76,734)	$(5,321)	$(82,267)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended September 27, 2020				Six months ended September 27, 2020
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(445)	$(92,463)	$(5,866)	$(98,774)	$(1,426)	$(93,353)	$(6,215)	$(100,994)
Change in fair value of derivatives	598	—	—	598	593	—	—	593
Net losses reclassified from AOCL	95	—	—	95	1,081			1,081
Net actuarial losses reclassified from AOCL (1)	—	970	—	970	—	1,938	—	1,938
Prior service costs reclassified from AOCL (1)	—	(79)	—	(79)	—	(157)	—	(157)
Net change in cumulative translation adjustment	—	—	160	160	—	—	509	509
Ending balance in AOCL	$248	$(91,572)	$(5,706)	$(97,030)	$248	$(91,572)	$(5,706)	$(97,030)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

11. Goodwill and Intangible Assets
Changes in the carrying value of goodwill by segment was as follows:

	Shooting Sports	Outdoor Products	Total
Balance, March 31, 2021	$86,082	$—	$86,082
Acquisitions	23	11,668	11,691
Balance, September 26, 2021	$86,105	$11,668	$97,773
Intangible assets by major asset class consisted of the following:

	September 26, 2021			March 31, 2021
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$63,160	$(20,308)	$42,852	$49,560	$(18,174)	$31,386
Patented technology	16,954	(11,770)	5,184	16,954	(11,354)	5,600
Customer relationships and other	247,247	(106,770)	140,477	241,306	(98,939)	142,367
Total	327,361	(138,848)	188,513	307,820	(128,467)	179,353
Non-amortizing trade names	135,602	—	135,602	135,602	—	135,602
Net intangible assets	$462,963	$(138,848)	$324,115	$443,422	$(128,467)	$314,955
Amortization expense was $5,419 and $4,946 for the three months ended September 26, 2021 and September 27, 2020, respectively, and $10,417 and $9,899 for the six months ended September 26, 2021 and September 27, 2020, respectively.
As of September 26, 2021, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2022	$10,670
Fiscal year 2023	21,233
Fiscal year 2024	21,181
Fiscal year 2025	21,163
Fiscal year 2026	18,153
Thereafter	96,113
Total	$188,513
12. Other Current and Non-Current Liabilities
Other current and non-current liabilities consisted of the following:

	September 26, 2021	March 31, 2021
Accrual for in-transit inventory	$22,478	$24,356
Other	104,270	96,212
Total other current liabilities	$126,748	$120,568

Long-term portion of accrued income tax liability	$28,295	$23,000
Other	42,292	19,448
Total other non-current liabilities	$70,587	$42,448
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

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2021	$8,696
Payments made	(377)
Warranties issued	849
Changes related to pre-existing warranties and other adjustments	(229)
Balance, September 26, 2021	$8,939
13. Long-term Debt

Long-term debt consisted of the following:	September 26, 2021	March 31, 2021
4.5% Senior Notes	$500,000	$500,000
Less: unamortized deferred financing costs	(4,159)	(4,436)
Carrying amount of long-term debt	$495,841	$495,564
Credit Agreements—In fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility, by entering into the 2021 ABL Revolving Credit Facility, which provides for a $450,000 senior secured asset-based revolving credit facility. The amount available under the 2021 ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2021 ABL Revolving Credit Facility described below. As of September 26, 2021, based on the borrowing base less outstanding borrowings of $0, outstanding letters of credit of $19,200, and minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $385,800.
The 2021 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2021 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of March 31, 2021, borrowings under the 2021 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%. The rates vary based on our Average Excess Availability under the 2021 ABL Revolving Credit Facility. As of September 26, 2021, the margin under the 2021 ABL Revolving Credit Facility was 0.25% for base rate loans and 1.25% for LIBO rate loans. We pay a commitment fee on the unused commitments under the 2021 ABL Revolving Credit Facility of 0.175% per annum.
Debt issuance costs incurred with the refinancing of approximately $6,004, are being amortized over the remaining term of the 2021 ABL Revolving Credit Facility. The debt issuance costs associated with the 2021 ABL Revolving Credit Facility are included within other current and non-current assets.
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
2021 ABL Revolving Credit Facility—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2021 ABL Revolving Credit Facility contains a financial covenant that the Excess Availability under the 2021 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $42,500. As a result of this financial covenant, we must maintain the greater of 10% of the line cap or $42,500 of availability in order to satisfy the financial covenant. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the 2021 ABL Revolving Credit Facility. As noted above, the Excess Availability under the 2021 ABL Revolving Credit Facility was $385,800 as of September 26, 2021. Vista Outdoor has the option to increase the amount of the 2021 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2021 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under another debt agreement. As of September 26, 2021, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt—Cash paid for interest on debt, for the three months ended September 26, 2021 and September 27, 2020 totaled $12,200 and $654, respectively. Cash paid for interest on debt, for the six months ended September 26, 2021 and September 27, 2020 totaled $12,200 and $7,956, respectively.

14. Employee Benefit Plans
During the three months ended September 26, 2021, we recognized an aggregate net loss of $3 for employee defined benefit plans compared to net benefit of $(22) during the three months ended September 27, 2020.
During the six months ended September 26, 2021, we recognized an aggregate net loss of $38 for employee defined benefit plans compared to net benefit of $(43) during the six months ended September 27, 2020.
Employer contributions and distributions—We made contributions of $1,300 and required contributions of $7,100 to our pension trust during the six months ended September 26, 2021 and September 27, 2020, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2022.
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
The income tax provisions for the three months ended September 26, 2021 and September 27, 2020 represent effective tax rates of 24.5% and (14.5)%, respectively. The increase in the rate from the prior year quarter is primarily caused by the impact of the prior year quarter decrease in the valuation allowance driven by earnings and benefit of the loss carrybacks, which permitted us to realize previously valued tax assets.
The income tax provisions for the six months ended September 26, 2021 and September 27, 2020 represent effective tax rates of 24.9% and (8.1)%, respectively. The increase in the rate from the prior year period is primarily caused by the impact of the prior year period decrease in the valuation allowance driven by earnings and benefit of the loss carrybacks, which permitted us to realize previously valued tax assets.
The effective tax rate for the three and six months ended September 26, 2021 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax position. The effective tax rate for the three and six months ended September 27, 2020 was lower than the statutory rate because of the decreased valuation allowance and benefit of the loss carrybacks.
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
Income taxes paid, net of refunds, totaled $47,697 and $6,335 for the six months ended September 26, 2021 and September 27, 2020, respectively.

We have filed amended income tax returns requesting total refunds of $42,193, which are reflected in our net income tax receivable of $10,898.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $7,479 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $6,671.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $695 and $696 as of September 26, 2021 and March 31, 2021, respectively.
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
17. Operating Segment Information
We have seven operating segments, which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products. This is consistent with how our chief operating decision maker ("CODM"), our Chief Executive Officer, allocates resources and makes decisions.
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
Shooting Sports generated approximately 71% of our external sales in the six months ended September 26, 2021. Outdoor Products generated approximately 29% of our external sales in the six months ended September 26, 2021.
No single customer contributed 10% or more of our sales in the six months ended September 26, 2021. Walmart represented approximately 10% of our sales in the six months ended September 27, 2020.

The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended September 26, 2021				Six months ended September 26, 2021
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$566,349	$212,111	$—	$778,460	$1,029,668	$411,704	$—	$1,441,372
Gross Profit	239,202	59,719	—	298,921	420,530	120,202	(384)	540,348
EBIT	194,582	23,662	(27,505)	190,739	336,304	49,589	(51,498)	334,395

	Three months ended September 27, 2020				Six months ended September 27, 2020
	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total	Shooting Sports	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$379,687	$195,492	$—	$575,179	$713,844	$340,475	$—	$1,054,319
Gross Profit	104,983	56,907	—	161,890	189,484	97,774	—	287,258
EBIT	70,337	26,385	(21,466)	75,256	124,901	37,892	(39,494)	123,299
(a) Reconciling items for the three and six months ended September 26, 2021 included a fair value step-up in inventory allocated from the HEVI-Shot acquisition of $0 and $384 and post-acquisition compensation expense allocated from the QuietKat acquisition of $1,245 and $1,792, respectively. There were no reconciling items for the three and six months ended September 27, 2020.
Sales, net exclude all intercompany sales between Shooting Sports and Outdoor Products, which were not material for the three and six months ended September 26, 2021 and September 27, 2020.
18. Subsequent Event
Subsequent to quarter-end, we acquired Foresight Sports, a leading designer and manufacturer of golf performance analysis, entertainment, and game enhancement technologies for approximately $474,000. The purchase price includes $5,599 related to employee retention payments, which will be accounted for separately from the business combination as post combination compensation expense. Contingent payments of up to $25,000 if certain net sales targets are met will also be accounted for separately from the business combination as post combination compensation expense. We used cash on hand and available liquidity under our 2021 ABL Revolving Credit Facility to complete the transaction. The results of this business will be reported within the Outdoor Products reportable segment. Due to the timing of the transaction, purchase accounting is incomplete. During the six months ended September 26, 2021, we incurred a total of $2,058 in acquisition related costs, including legal and other professional fees, related to the acquisition, all of which were reported in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income.
Subsequent to quarter-end, we acquired Fiber Energy Products, a leader in all-natural wood grilling pellets. This latest strategic transaction secures a continuous supply of pellets for our Camp Chef business and expands our revenue in a consumable category. The results of this business will be reported within the Outdoor Products reportable segment. The acquisition is not significant to our consolidated financial statements. Due to the timing of the transaction, purchase accounting is incomplete.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except per share data and unless otherwise indicated)
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
•others' use of social media to disseminate negative commentary about us, our products, and boycotts;
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
Business and Products
We serve the outdoor sports and recreation markets through a diverse portfolio of well-recognized brands that provide consumers with a wide range of performance-driven, high-quality, and innovative products. Our broad range of consumers include outdoor enthusiasts, hunters and recreational shooters, athletes, as well as law enforcement and military professionals. We sell our products through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, Sports Inc., Sports South, Sportsman's Warehouse, Target, and Walmart. Some of our products are also sold directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and consumers.
Operating and Reportable Segments
We operate under seven operating segments, which have been aggregated into two reportable segments, Shooting Sports and Outdoor Products. This is consistent with how our chief operating decision maker ("CODM"), our Chief Executive Officer, allocates resources and makes decisions.
•Shooting Sports generated approximately 71% of our external sales in the six months ended September 26, 2021. This segment currently designs, develops, distributes and manufactures ammunition, primers, components and related equipment and accessories and serves devoted hunters, recreational shooters, federal and local law enforcement agencies and the military. Shooting Sports is comprised of our ammunition and hunting and shooting accessories product lines. Ammunition products include pistol, rifle, rimfire, shotshell ammunition and primers. Hunting and shooting accessories products include binoculars, riflescopes, laser rangefinders, trail cameras, archery accessories, blinds, decoys, game calls, gun care products, mounts, holsters, powder, reloading equipment, targets, target systems, and accessories. Our brands include Federal, Bushnell, Remington Ammunition, Primos, Blackhawk, CCI, and more.
•Outdoor Products generated approximately 29% of our external sales in the six months ended September 26, 2021. This segment currently designs, develops, distributes and manufactures personal hydration solutions, outdoor cooking solutions, action sports helmets and goggles, footwear and cycling accessories, eBikes, audio speakers and golf GPS and laser rangefinders and serves hikers, campers, cyclists, skiers, golfers, families and a variety of other outdoor recreation participants. Our brands include CamelBak, Camp Chef, Bell, Giro, Bushnell Golf, Blackburn, KRASH!, Copilot, Raskullz, QuietKat, Venor, and more. Outdoor Products is comprised of sports protection, outdoor cooking, golf, hydration, and cycling product lines.
Business Strategy
In fiscal year 2021, we built upon the capabilities developed during the first two years of our strategic transformation, with an additional emphasis on driving long-term, profitable organic sales growth. Vista Outdoor has implemented plans under each of its five strategic pillars to deliver long-term, sustainable, profitable growth and continued cash generation, solidifying our position as the outdoor sports and recreation market leader.
The pandemic accelerated many consumer trends that favored our business, and we believe that these trends will fuel long-term success in fiscal year 2022 and beyond. To achieve this long-term success, we remain relentlessly focused on the following five strategic pillars, which define our key priorities and investment focus areas:
1.    Talent and Culture—Invest in talent and foster our culture of agility, efficiency, and innovation while focusing on diversity and inclusion in hiring, marketing, and product development.
2.    Organic Growth—Identify and capture opportunities for organic growth and market share expansion by:
a.allocating capital to our brands to aid in their development of new and innovative products that serve the needs and preferences of their core consumers; and
b.leveraging and expanding our distribution channels to expand the commercial presence of all of our brands and efficiently deliver product to meet consumer demand and shopping behavior.
3.    Centers of Excellence—Leverage our shared resources, expertise and scale to achieve a level of excellence that would be out of reach for our individual brands, with a focus on:
a.operational excellence to improve margins, supply chain resiliency, and agility;

b.e-commerce, direct-to-consumer, and digital marketing capabilities;
c.acquisition target selection, deal execution, and integration.
4.    Acquisitions—Acquire complementary businesses that we can take to the next level in terms of sales and profitability.
5.    Capital Allocation—Maintain a conservative balance sheet, healthy margins and strong cash flow generation to provide financial flexibility and enable us to thrive and grow at all points in the market demand cycle while driving shareholder value.
Executive Summary
We had a strong performance for the second quarter of fiscal year 2022. Financial highlights and notable events for the three months ended September 26, 2021 included the following:
•Net sales increased $203,281, or 35.3%, over the comparable quarter last year.
◦ Shooting Sports net sales increased $186,662, or 49.2%.
◦ Outdoor Products net sales increased $16,619, or 8.5%.
•Gross profit increased $137,031, or 84.6%, as compared to the comparable quarter last year. Gross profit margin increased to 38.4 percent, an increase of 1,025 basis points over the comparable quarter last year.
◦ Shooting Sports gross profit increased $134,219, or 127.8%.
◦ Outdoor Products gross profit increased $2,812, or 4.9%.
•EBIT increased $115,483, or 153.5%, for the three months ended September 26, 2021 as compared to the three months ended September 27, 2020. EBIT margin increased to 24.5%, an increase of 1,142 basis points over the comparable quarter last year.
•Net income was $139,540, or $2.36 per diluted share, compared to net income of $79,645, or $1.34 per diluted share for the comparable quarter last year.
•We repurchased 311 shares for the three months ended September 26, 2021 under our share repurchase program, which was adopted on May 6, 2021. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.
•Subsequent to quarter-end, we acquired Foresight Sports, a leading designer and manufacturer of golf performance analysis, entertainment, and game enhancement technologies. See Note 18, Subsequent Event, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on results of operations, our financial condition, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Results of Operations
Segment results for the three and six months ended September 26, 2021 compared to the three and six months ended September 27, 2020.
The Company’s net sales, gross profit, and EBIT by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended		Change		Six months ended		Change
Net Sales:	September 26, 2021	September 27, 2020	Dollars	Percent	September 26, 2021	September 27, 2020	Dollars	Percent
Shooting Sports	$566,349	$379,687	$186,662	49.2%	$1,029,668	$713,844	$315,824	44.2%
Outdoor Products	212,111	195,492	16,619	8.5%	411,704	340,475	71,229	20.9%
Total net sales	$778,460	$575,179	$203,281	35.3%	$1,441,372	$1,054,319	$387,053	36.7%
Three months ended
Shooting Sports— The fiscal year 2022 period includes sales from acquisitions that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing and strong demand in the market across our Ammunition and Hunting and Shooting categories. These increases were partially offset by a reduction of small rifle ammunition sales due to reduced supply from the Lake City Army Ammunition Plant.
Outdoor Products— The increase in sales was driven by continued demand in our Hydration, Golf, and Action Sports businesses and included sales attributable to QuietKat, which we acquired in the first quarter of the current fiscal year.
Six months ended
Shooting Sports— The fiscal year 2022 period includes sales from acquisitions that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing and strong demand in the market across our Ammunition and Hunting and Shooting categories. These increases were partially offset by a reduction of small rifle ammunition sales due to reduced supply from the Lake City Army Ammunition Plant.
Outdoor Products— The increase in sales was driven by continued demand in the market for most of our categories, and was not restricted by retail store closures that impacted the prior year. In addition, the fiscal year 2022 period includes sales attributable to QuietKat, which we acquired in the first quarter of the current fiscal year.

	Three months ended		Change		Six months ended		Change
Gross Profit:	September 26, 2021	September 27, 2020	Dollars	Percent	September 26, 2021	September 27, 2020	Dollars	Percent
Shooting Sports	$239,202	$104,983	$134,219	127.8%	$420,530	$189,484	$231,046	121.9%
Outdoor Products	59,719	56,907	2,812	4.9%	120,202	97,774	22,428	22.9%
Corporate and other	—	—	—	—%	(384)	$—	(384)	—%
Total gross profit	$298,921	$161,890	$137,031	84.6%	$540,348	$287,258	$253,090	88.1%
Gross profit margin	38.4%	28.1%			37.5%	27.2%
Three months ended
Shooting Sports—The fiscal year 2022 period gross profit includes profits from acquisitions that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing, sales volume and operating efficiencies. These increases were partially offset by increased commodity and input costs. Gross profit margin was 42.2% compared to 27.6% in the prior year.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume and operating efficiencies, partially offset by higher logistics costs and sales channel mix. Gross profit margin was 28.2% compared to 29.1% in the prior year.
Six months ended
Shooting Sports—The fiscal year 2022 period gross profit includes profits from acquisitions that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing, sales volume and operating efficiencies. These increases were partially offset by increased commodity and input costs. Gross profit margin was 40.8% compared to 26.5% in the prior year.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume and operating efficiencies, partially offset by higher logistics costs and sales channel mix. Gross profit margin was 29.2% compared to 28.7% in the prior year.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses during the current year.

	Three months ended		Change		Six months ended		Change
EBIT:	September 26, 2021	September 27, 2020	Dollars	Percent	September 26, 2021	September 27, 2020	Dollars	Percent
Shooting Sports	$194,582	$70,337	$124,245	176.6%	$336,304	$124,901	$211,403	169.3%
Outdoor Products	23,662	26,385	(2,723)	(10.3)%	49,589	37,892	11,697	30.9%
Corporate and other	(27,505)	(21,466)	(6,039)	(28.1)%	(51,498)	(39,494)	(12,004)	(30.4)%
Total EBIT	$190,739	$75,256	$115,483	153.5%	$334,395	$123,299	$211,096	171.2%
EBIT margin	24.5%	13.1%			23.2%	11.7%
Three months ended
Shooting Sports—The increase in EBIT was primarily driven by the increase in gross profit, partially offset by higher selling, general, and administrative expenses from acquisitions and higher selling and marketing expenses to support increased sales. EBIT margin was 34.4% compared to 18.5% in the prior year.
Outdoor Products—The decrease in EBIT was primarily driven by higher selling, general, and administrative expenses from the current year acquisitions and higher selling and marketing expenses to support increased sales. These were partially offset by the gross profit increase. EBIT margin was 11.2% compared to 13.5% in the prior year.
Corporate and Other—The decrease in EBIT was primarily driven by higher share-based and incentive compensation expense, higher post-acquisition compensation in the current year, and investments in human capital which support our centers of excellence.
Six months ended
Shooting Sports—The increase in EBIT was primarily driven by the gross profit, partially offset by higher selling, general, and administrative expenses from acquisitions and higher selling and marketing expenses to support increased sales. EBIT margin was 32.7% compared to 17.5% in the prior year.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase, partially offset by higher selling, general, and administrative expenses from the current year acquisitions and higher selling and marketing expenses to support increased sales. EBIT margin was 12.0% compared to 11.1% in the prior year.
Corporate and Other—The decrease in EBIT was primarily driven by higher share-based and incentive compensation expense, higher post-acquisition compensation and transaction costs in the current year, and investments in human capital which support our centers of excellence.

	Three months ended		Change		Six months ended		Change
Interest expense, net:	September 26, 2021	September 27, 2020	Dollars	Percent	September 26, 2021	September 27, 2020	Dollars	Percent
Corporate and other	$5,929	$5,715	$214	3.7%	$11,607	$12,133	$(526)	(4.3)%
For the three months ended September 26, 2021, the increase in interest expense is due to our higher average debt balance, offset by a reduction in our interest rate on the 4.5% Notes. For the six months ended September 26, 2021, the decrease in our interest expense is due to a reduction in our interest rate on the 4.5% Notes.

	Three months ended					Six months ended
Income tax provision:	September 26, 2021	Effective Rate	September 27, 2020	Effective Rate	$ Change	September 26, 2021	Effective Rate	September 27, 2020	Effective Rate	$ Change
Corporate and other	$(45,270)	24.5%	$10,104	(14.5)%	$(55,374)	$(80,523)	24.9%	$8,955	(8.1)%	$(89,478)
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding income taxes.
The increase in the effective rate for both the three and six months ended September 26, 2021 in relation to the comparable prior year periods is primarily caused by the impact of the prior year decrease in the valuation allowance driven by earnings and benefit of the loss carrybacks, which permitted us to realize previously valued tax assets.

Financial condition
Cash increased to $265,301 at September 26, 2021 from $52,956 of cash and restricted cash at September 27, 2020, primarily due to increases in cash provided by operating activities and proceeds from long-term debt during the last twelve months, partially offset by cash paid for acquisitions, capital expenditures and the repurchase of shares.
Operating Activities
Cash provided by operating activities decreased $92,645 in the six months ended September 26, 2021 compared to the prior year period. Increases in inventory purchases, accounts receivable due to higher sales volume, and the timing of income tax payments, were partially offset by increased net income.
Investing Activities
Cash used for investing activities increased $13,279 for the six months ended September 26, 2021 compared to the prior-year period. The current period cash usage was driven by the acquisition of businesses and increased capital expenditures.
Financing Activities
Cash used for financing activities decreased by $106,622 for the six months ended September 26, 2021 compared to the prior year period. The decrease is due to a reduction in net debt payments, partially offset by the repurchase of approximately 1.5 million shares for $56,239 during fiscal year 2022.
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
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes and 2021 ABL Revolving Credit Facility. As of September 26, 2021, there is $43,761 remaining under our $100,000 2021 Share Repurchase Program, which we intend to fund through the first fiscal quarter of 2024. This amount is currently well below the covenants in our 2021 ABL Revolving Credit Facility that limit our share repurchases.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2021 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures over the next 12 months and fund the 2021 Share Repurchase Program. As of September 26, 2021, based on the borrowing base less outstanding borrowings of $0, outstanding letters of credit of $19,200, and minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $385,800. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 34.8% as of September 26, 2021. Subsequent to quarter end, we partially funded the acquisition of Foresight with $250,000 in borrowings from the ABL Revolving Credit Facility. See Note 18, Subsequent Event, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
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
Additional information about our 2021 ABL Revolving Credit Facility, and long-term debt is presented in Note 13, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of September 26, 2021, current and long-term operating lease liabilities of $11,277 and $78,126, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2021, except for our adoption of the Accounting Standards Updates ("ASU") No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" and No 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which both became effective as of April 1, 2021. For further discussion on the adoption of new accounting standards please see Note 1, Significant Accounting Policies, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the six months ended September 26, 2021. Walmart represented approximately 10% of our sales in the six months ended September 27, 2020.
If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Shooting Sports Segment. See Note 5, Derivative Financial Instruments, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices, and foreign currency exchange rates. Our market risks at September 26, 2021 are similar to those disclosed in our Annual Report on Form 10-K for fiscal year 2021. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal year 2021, as filed with the SEC on May 20, 2021, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 26, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the six months ended September 26, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares repurchased (1)	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plan or program	Maximum number of shares that may yet be repurchased under the plan or program (2)
June 28, 2021 - July 25, 2021	126	$38.88	126
July 26, 2021 - August 22, 2021	185	$38.40	185
August 23, 2021 - September 26, 2021	—	$—	—
Fiscal Quarter Ended September 26, 2021	311	$38.60	311	1,052
(1) Included in the total number of shares repurchased and average price paid per share is 1 share withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.
(2) Since the May 6, 2021 inception of the program through September 26, 2021, we repurchased 1,524 shares for $56,239. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed the Company to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $41.61 per share on September 24, 2021.
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

2.3*+
Stock Purchase Agreement, dated as of September 9, 2021, by and among Vista Outdoor Inc., the Seller Guarantors named therein, the Sellers named therein, WAWGD, Inc. (d/b/a Foresight Sports, Inc.), WAWGD NEWCO, Inc., and Fortis Advisors LLC, as Seller Representative

3.1*
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	November 4, 2021	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)