Form 10-Q
period 2021-12-26
Vista Outdoor Inc.
filed 2022-02-03
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2022, there were 56,258,763 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 26, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$39,641	$243,265
Net receivables	384,264	301,575
Net inventories	599,227	454,504
Income tax receivable	40,628	37,870
Other current assets	38,505	27,018
Total current assets	1,102,265	1,064,232
Net property, plant, and equipment	206,104	197,531
Operating lease assets	79,412	72,400
Goodwill	466,864	86,082
Net intangible assets	456,387	314,955
Deferred charges and other non-current assets, net	50,836	29,739
Total assets	$2,361,868	$1,764,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174,517	$163,839
Accrued compensation	50,697	63,318
Federal excise, use, and other taxes	41,279	23,092
Other current liabilities	150,924	120,568
Total current liabilities	417,417	370,817
Long-term debt	715,981	495,564
Deferred income tax liabilities	11,454	8,235
Long-term operating lease liabilities	82,085	77,375
Accrued pension and postemployment benefits	28,220	33,503
Other long-term liabilities	76,386	42,448
Total liabilities	1,331,543	1,027,942
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 56,550,784 shares as of December 26, 2021 and 58,561,016 shares as of March 31, 2021	566	585
Additional paid-in capital	1,737,650	1,731,479
Accumulated deficit	(333,634)	(694,036)
Accumulated other comprehensive loss	(81,997)	(83,195)
Common stock in treasury, at cost — 7,413,655 shares held as of December 26, 2021 and 5,403,423 shares held as of March 31, 2021	(292,260)	(217,836)
Total stockholders' equity	1,030,325	736,997
Total liabilities and stockholders' equity	$2,361,868	$1,764,939

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Sales, net	$794,654	$574,679	$2,236,026	$1,628,998
Cost of sales	513,184	411,447	1,414,208	1,178,508
Gross profit	281,470	163,232	821,818	450,490
Operating expenses:
Research and development	7,478	5,483	19,786	15,855
Selling, general, and administrative	115,045	88,768	308,690	242,355
Earnings before interest, income taxes, and other	158,947	68,981	493,342	192,280
Other income, net (Note 4)	—	18,467	—	18,467
Earnings before interest and income taxes	158,947	87,448	493,342	210,747
Interest expense, net	(6,695)	(5,619)	(18,302)	(17,752)
Earnings before income taxes	152,252	81,829	475,040	192,995
Income tax (provision) benefit	(34,115)	(2,950)	(114,638)	6,005
Net income	$118,137	$78,879	$360,402	$199,000
Earnings per common share:
Basic	$2.07	$1.35	$6.26	$3.42
Diluted	$2.00	$1.31	$6.07	$3.34
Weighted-average number of common shares outstanding:
Basic	57,162	58,303	57,540	58,183
Diluted	59,066	60,101	59,404	59,594

Net income (from above)	$118,137	$78,879	$360,402	$199,000
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $190 and $244, for the three and nine months ended December 26, 2021, respectively, and $0 and $0 for the three and nine months ended December 27, 2020, respectively	(585)	(78)	(752)	(235)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(348) and $(867) for the three and nine months ended December 26, 2021, respectively, and $0 and $0 for the three and nine months ended December 27, 2020, respectively	1,072	969	2,671	2,907
Change in derivatives, net of tax benefit of $33 and $154 for the three and nine months ended December 26, 2021, respectively, and $0 and $0 for the three and nine months ended December 27, 2020, respectively	(102)	1,151	(475)	2,825
Change in cumulative translation adjustment	(115)	375	(246)	884
Total other comprehensive income	270	2,417	1,198	6,381
Comprehensive income	$118,407	$81,296	$361,600	$205,381

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 26, 2021	December 27, 2020
Operating Activities:
Net income	$360,402	$199,000
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	33,980	33,625
Amortization of intangible assets	18,031	14,845
Amortization of deferred financing costs	1,057	1,133
Gain on sale of business	—	(18,467)
Deferred income taxes	(1,287)	2,449
Loss on disposal of property, plant, and equipment	223	1,850
Share-based compensation	20,562	10,013
Changes in assets and liabilities:
Net receivables	(78,120)	(1,786)
Net inventories	(131,994)	6,966
Accounts payable	4,367	28,067
Accrued compensation	(13,947)	4,015
Accrued income taxes	667	(36,027)
Federal excise, use, and other taxes	8,977	4,729
Pension and other postretirement benefits	(1,536)	(6,680)
Other assets and liabilities	(1,916)	63,587
Cash provided by operating activities	219,466	307,319
Investing Activities:
Capital expenditures	(24,828)	(17,603)
Proceeds from sale of business	—	23,654
Acquisition of businesses, net of cash received	(528,508)	(81,691)
Proceeds from the disposition of property, plant, and equipment	383	25
Cash used for investing activities	(552,953)	(75,615)
Financing Activities:
Borrowings on lines of credit	300,000	73,077
Payments on lines of credit	(80,000)	(240,333)
Payments made for debt issuance costs	(1,053)	—
Purchase of treasury shares	(86,121)	—
Proceeds from exercise of stock options	325	1,100
Payment of employee taxes related to vested stock awards	(3,087)	(576)
Cash provided by (used) for financing activities	130,064	(166,732)
Effect of foreign exchange rate fluctuations on cash	(201)	120
(Decrease) increase in cash and cash equivalents	(203,624)	65,092
Cash and cash equivalents at beginning of period	243,265	31,375
Cash and cash equivalents at end of period	$39,641	$96,467
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,963	$1,931
Contingent consideration in connection with business combinations	$26,025	$—

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, September 26, 2021	57,288,160	$573	$1,731,665	$(451,771)	$(82,267)	$(263,187)	$935,013
Comprehensive income	—	—	—	118,137	270	—	118,407
Exercise of stock options	5,976	—	(139)	—	—	236	97
Share-based compensation	—	—	6,750	—	—	—	6,750
Restricted stock vested and shares withheld	8,483	—	(486)	—	—	321	(165)
Employee stock purchase plan	2,803	—	(3)	—	—	110	107
Treasury shares purchased	(758,273)	—	—	—	—	(29,882)	(29,882)
Other	3,635	(7)	(137)	—	—	142	(2)
Balance, December 26, 2021	56,550,784	$566	$1,737,650	$(333,634)	$(81,997)	$(292,260)	$1,030,325

Balance, September 27, 2020	58,256,243	$583	$1,742,645	$(839,927)	$(97,030)	$(231,634)	$574,637
Comprehensive income	—	—	—	78,879	2,417	—	81,296
Exercise of stock options	27,382	—	(594)	—	—	1,110	516
Share-based compensation	—	—	2,547	—	—	—	2,547
Restricted stock vested and shares withheld	28,002	—	(1,778)	—	—	1,442	(336)
Employee stock purchase plan	3,537	—	(76)	—	—	144	68
Other	4,972	—	(201)	—	—	201	—
Balance, December 27, 2020	58,320,136	$583	$1,742,543	$(761,048)	$(94,613)	$(228,737)	$658,728

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	360,402	1,198	—	361,600
Exercise of stock options	15,277	—	(278)	—	—	603	325
Share-based compensation	—	—	20,562	—	—	—	20,562
Restricted stock vested and shares withheld	186,208	—	(11,590)	—	—	8,326	(3,264)
Employee stock purchase plan	5,529	—	9	—	—	218	227
Treasury shares purchased	(2,281,956)	—	—	—	—	(86,121)	(86,121)
Other	64,710	(19)	(2,532)	—	—	2,550	(1)
Balance, December 26, 2021	56,550,784	$566	$1,737,650	$(333,634)	$(81,997)	$(292,260)	$1,030,325

Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	199,000	6,381	—	205,381
Exercise of stock options	83,196	—	(2,055)	—	—	3,376	1,321
Share-based compensation	—	—	10,013	—	—	—	10,013
Restricted stock vested and shares withheld	79,506	—	(4,843)	—	—	4,201	(642)
Employee stock purchase plan	8,972	—	(222)	—	—	365	143
Other	109,640	3	(4,446)	—	—	4,450	7
Balance, December 27, 2020	58,320,136	$583	$1,742,543	$(761,048)	$(94,613)	$(228,737)	$658,728

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended December 26, 2021
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We operate through two reportable segments, Sporting Products and Outdoor Products. We are headquartered in Anoka, Minnesota and have 23 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“fiscal year 2021”).
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2021. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of December 26, 2021 and March 31, 2021, our results of operations for the three and nine months ended December 26, 2021 and December 27, 2020, and our cash flows for the nine months ended December 26, 2021 and December 27, 2020.
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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This update is effective for fiscal years beginning after December 15, 2022. We early adopted ASU 2021-08 during the third quarter of fiscal year 2022, and retroactively applied it to periods beginning on April 1, 2021. The adoption of this standard did not have a material impact to our purchase accounting and our consolidated financial statements and related disclosures.
Change in Reportable Segments—during the third quarter of fiscal year 2022, we modified and renamed our reportable segments to provide investors with improved disclosures and reflect how our chief operating decision maker ("CODM"), our Chief Executive Officer, allocates resources and makes decisions. See Note 17, Operating Segment Information, for additional information. Historical amounts have been reclassified in these accompanying notes herewith to conform to the current presentation.

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
Contingent Consideration
The acquisition-related contingent consideration liabilities of $23,134 and $3,625 represent the estimated fair values of earn-outs payable related to our acquisitions of QuietKat Inc. ("QuietKat") and Fiber Energy Products ("Fiber"), respectively. See Note 4, Acquisitions and Divestitures, for additional information. The earn-out liabilities are valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt. The QuietKat contingent consideration is measured to fair value at each reporting date through December 31, 2023. The Fiber contingent consideration is measured to fair value at each reporting date through November 3, 2024. The fair value calculations are based on management estimates and entity-specific assumptions, which are considered Level 3 inputs. The liabilities are included in other long-term liabilities on our balance sheet.
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities at December 26, 2021 and March 31, 2021 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents at December 26, 2021 and March 31, 2021 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	December 26, 2021		March 31, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$500,500	$500,000	$493,750
Variable-rate debt (2)	220,000	220,000	—	—
(1) In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes that will mature on March 15, 2029. These notes are unsecured and senior obligations. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for information on long-term debt, including certain risks and uncertainties.

(2) The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value because the interest rates are variable and reflective of market rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	December 26, 2021	March 31, 2021
Assets:
Operating lease assets	Operating lease assets	$79,412	$72,400

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$12,193	$10,044
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	82,085	77,375
Total lease liabilities		$94,278	$87,419
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended		Nine months ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Fixed operating lease costs (1)	$5,795	$5,593	$16,297	$15,704
Variable operating lease costs	701	806	2,284	2,047
Operating and sub-lease income	(180)	(67)	(331)	(732)
Net Lease costs	$6,316	$6,332	$18,250	$17,019
(1) Includes short-term leases

	December 26, 2021	March 31, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	8.62	9.32

Weighted Average Discount Rate:
Operating leases	8.12%	8.64%
The approximate minimum lease payments under non-cancelable operating leases as of December 26, 2021 are as follows:

Remainder of fiscal year 2022	$4,882
Fiscal year 2023	18,642
Fiscal year 2024	16,358
Fiscal year 2025	15,158
Fiscal year 2026	13,724
Thereafter	65,871
Total lease payments	134,635
Less imputed interest	(40,357)
Present value of lease liabilities	$94,278
Supplemental cash flow information related to leases is as follows:

	Nine months ended
	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$14,054	$13,077
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	13,472	11,487

4. Acquisitions and Divestitures
During the third quarter of fiscal year 2022, we acquired Fiber Energy Products, a leader in all-natural wood grilling pellets. This latest strategic transaction secures a continuous supply of pellets for our Camp Chef business and expands our revenue in a consumable category. The results of this business will be reported within the Outdoor Products reportable segment. Contingent consideration with an initial fair value of $3,625 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. We performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
During the third quarter of fiscal year 2022, we acquired Foresight Sports ("Foresight"), a leading designer and manufacturer of golf performance analysis, entertainment, and game enhancement technologies for approximately $470,622. The purchase agreement includes $5,599 related to employee retention payments, which will be accounted for separately from the business combination as post combination compensation expense. Contingent payments of up to $25,000 if certain net sales targets are met will also be accounted for separately from the business combination as post combination compensation expense. We used cash on hand and available liquidity under our 2021 ABL Revolving Credit Facility to complete the transaction. The results of this business will be reported within the Outdoor Products reportable segment. Due to the timing of the transaction, purchase accounting is incomplete.
Foresight's net sales of $28,586 and net income of $8,880 since the acquisition date, September 28, 2021, were included in our consolidated results for the three months ended December 26, 2021, and are reflected in the Outdoor Products reportable segment.
We accounted for the acquisition of Foresight as a business combination using the acquisition method of accounting. The preliminary purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.

Foresight preliminary purchase price allocation:

	September 28, 2021
Total consideration transferred		$470,622
		470,622
Fair value of assets acquired:
Accounts receivable	$2,806
Inventories	10,780
Intangible assets	131,500
Property, plant, and equipment	1,870
Operating lease assets	6,506
Other long-term assets	2,006
Total assets	155,468
Fair value of liabilities assumed:
Accounts payable	6,177
Customer deposits	2,084
Long-term operating lease liabilities	5,961
Contract liabilities	2,992
Other liabilities	1,646
Other long-term liabilities	9,182
Total liabilities	28,042
Net assets acquired		127,426
Goodwill		$343,196

Foresight intangible assets above include:

	Value	Useful life (years)
Tradenames	$42,500	20
Patented technology	19,900	5 to 10
Customer Relationships	69,100	5 to 15

Foresight supplemental pro forma data:
The following unaudited pro forma financial information presents our results as if the Foresight acquisition had occurred on April 1, 2020:

	Three months ended		Nine months ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Sales, net	$794,654	$596,973	$2,279,625	$1,676,361
Net income	120,415	84,065	368,725	197,854
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income to account for certain costs which would have been incurred if the Foresight acquisition had been completed on April 1, 2020:

	Three months ended		Nine months ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Fees for advisory, legal, and accounting services (1)	$(1,030)	$—	$(3,089)	$3,089
Inventory step-up, net (2)	(1,247)	—	(1,247)	$1,247
Interest (3)	—	1,223	2,203	5,320
Depreciation (4)	—	165	331	469
Amortization (5)	—	2,313	4,626	6,939
Income tax provision (6)	—	2,807	3,520	3,750
(1) During the nine months ended December 26, 2021, we incurred a total of $3,089 in acquisition related costs, including legal and other professional fees, related to the acquisition, all of which were reported in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal 2021.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory which was expensed in full during the quarter.
(3) Adjustment to reflect an increase in interest expense resulting from assumed advances to complete the transaction on our 2018 New Credit Facilities prior to March 31, 2021 and our 2021 ABL Revolving Credit Facility after March 31, 2021.
(4) Adjustment for depreciation related to the revised fair-value basis of the acquired property, plant and equipment and change in estimated useful lives.
(5) Adjustment for amortization of acquired intangible assets.
(6) Income tax effect of the adjustments made at a blended federal and state statutory rate including the impact of the valuation allowance.
During the first quarter of fiscal year 2022, we completed the acquisition of QuietKat, an electric bicycle company that specializes in designing, manufacturing, and marketing rugged, all-terrain eBikes. We accounted for the acquisition as a business combination using the acquisition method of accounting. The acquisition is not significant to our consolidated financial statements. The results of this business are reported within our Outdoor Products reportable segment. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation at December 26, 2021. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years provided they continue their employment with us through the respective milestone dates.
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

Remington intangible assets above include:

	Value	Useful life (years)
Indefinite lived tradenames	$24,500	Indefinite
Customer relationships	1,700	20
Divestiture of business:
We entered into an asset purchase agreement during the third quarter of fiscal year 2021 to sell a non-strategic business in our Sporting Products segment. As part of the agreement, we provided limited transition services during fiscal year 2021. During the three months ended December 27, 2020, we recognized a pretax gain on this divestiture of approximately $18,467, which was included in other income on the condensed consolidating statements of income. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit.

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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of December 26, 2021, we had outstanding lead forward contracts on approximately 2.9 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. As of December 26, 2021, there is an immaterial asset balance related to the lead forward contracts that is recorded within other current assets.

6. Revenue Recognition
Consistent with our changes in reportable segments, see Note 17, Operating Segment Information, for additional information, we changed our presentation of disaggregated revenue to align with the new segment structure and names. Prior comparative periods have been restated to conform to the change in our reportable segments. The following tables disaggregate our net sales by major product category:

	Three months ended
	December 26, 2021			December 27, 2020
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$459,646	$—	$459,646	$287,855	$—	$287,855
Outdoor Accessories (2)	—	119,345	119,345	—	113,662	113,662
Action Sports (3)	—	98,714	98,714	—	88,907	88,907
Outdoor Recreation (4)	—	116,949	116,949	—	84,255	84,255
Total	$459,646	$335,008	$794,654	$287,855	$286,824	$574,679

Geographic Region:
United States	$434,326	$250,725	$685,051	$267,186	$229,101	$496,287
Rest of the World	25,320	84,283	109,603	20,669	57,723	78,392
Total	$459,646	$335,008	$794,654	$287,855	$286,824	$574,679

	Nine months ended
	December 26, 2021			December 27, 2020
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$1,274,127	$—	$1,274,127	$821,837	$—	$821,837
Outdoor Accessories (2)	—	334,533	334,533	—	293,525	293,525
Action Sports (3)	—	295,501	295,501	—	259,213	259,213
Outdoor Recreation (4)	—	331,865	331,865	—	254,423	254,423
Total	$1,274,127	$961,899	$2,236,026	$821,837	$807,161	$1,628,998

Geographic Region:
United States	$1,196,309	$723,902	$1,920,211	$768,457	$654,758	$1,423,215
Rest of the World	77,818	237,997	315,815	53,380	152,403	205,783
Total	$1,274,127	$961,899	$2,236,026	$821,837	$807,161	$1,628,998
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories (formerly named Hunting and Shooting) operating segment.
(3) Action Sports includes the operating segments: Sports Protection and Cycling.
(4) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, and Golf.
Product Sales:
For the majority of our contracts with customers, we recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title, and the transfer of the significant risks and rewards of ownership of the product. For our contracts that include bundled and hardware and software sales, revenue related to delivered hardware and bundled software is recognized when control has transferred to the customer, which typically occurs upon shipment. Revenue allocated to unspecified software update rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.

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
For the immaterial amount of our contracts that have multiple performance obligations, which represent promises within an arrangement that are distinct, we allocate revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). When available, we use observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect our best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. We allocate revenue and any related discounts to these performance obligations based on their relative SSPs.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Numerator:
Net income	$118,137	$78,879	$360,402	$199,000
Denominator:
Weighted-average number of common shares outstanding basic:	57,162	58,303	57,540	58,183
Dilutive effect of share-based awards (1)	1,904	1,798	1,864	1,411
Diluted shares	59,066	60,101	59,404	59,594
Earnings per common share:
Basic	$2.07	$1.35	$6.26	$3.42
Diluted	$2.00	$1.31	$6.07	$3.34
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 0 and 0 for the three and nine months ended December 26, 2021, respectively, and 22 and 296 for the three and nine months ended December 27, 2020, respectively.
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
Net receivables are summarized as follows:

	December 26, 2021	March 31, 2021
Trade receivables	$391,727	$307,098
Other receivables	7,989	7,899
Less: allowance for estimated credit losses and discounts	(15,452)	(13,422)
Net receivables	$384,264	$301,575

No customers represented more than 10% of our total trade receivables balance as of December 26, 2021. Walmart represented 18% of our total trade receivables balance as of March 31, 2021.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the nine months ended December 26, 2021:

Balance, March 31, 2021	$13,422
Provision for credit losses	2,105
Write-off of uncollectible amounts, net of recoveries	(751)
Other adjustments	676
Balance, December 26, 2021	$15,452
Note Receivable is summarized as follows:

	December 26, 2021	March 31, 2021
Principal	$12,000	$12,000
Less: unamortized discount	(2,533)	(3,189)
Note receivable, net, included within Deferred charges and other non-current assets	$9,467	$8,811
9. Inventories
Current net inventories consist of the following:

	December 26, 2021	March 31, 2021
Raw materials	$181,157	$133,970
Work in process	59,590	47,829
Finished goods	358,480	272,705
Net inventories	$599,227	$454,504
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $13,801 and $12,226 as of December 26, 2021 and March 31, 2021, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	December 26, 2021	March 31, 2021
Derivatives	$(314)	$161
Pension and other postretirement benefits liabilities	(76,247)	(78,166)
Cumulative translation adjustment	(5,436)	(5,190)
Total AOCL	$(81,997)	$(83,195)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation, net of income tax:

	Three months ended December 26, 2021				Nine months ended December 26, 2021
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(212)	$(76,734)	$(5,321)	$(82,267)	$161	$(78,166)	$(5,190)	$(83,195)
Change in fair value of derivatives	298	—	—	298	1,065	—	—	1,065
Net gains reclassified from AOCL	(400)	—	—	(400)	(1,540)	—	—	(1,540)
Net actuarial losses reclassified from AOCL (1)	—	1,072	—	1,072	—	2,671	—	2,671
Prior service costs reclassified from AOCL (1)	—	(585)	—	(585)	—	(752)	—	(752)
Net change in cumulative translation adjustment	—	—	(115)	(115)	—	—	(246)	(246)
Ending balance in AOCL	$(314)	$(76,247)	$(5,436)	$(81,997)	$(314)	$(76,247)	$(5,436)	$(81,997)
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

11. Goodwill and Intangible Assets
Changes in the carrying value of goodwill by reportable segment were as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2021	$86,082	$—	$86,082
Acquisitions	23	380,759	380,782
Balance, December 26, 2021	$86,105	$380,759	$466,864
Intangible assets by major asset class consisted of the following:

	December 26, 2021			March 31, 2021
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$106,889	$(21,962)	$84,927	$49,560	$(18,174)	$31,386
Patented technology	36,854	(12,545)	24,309	16,954	(11,354)	5,600
Customer relationships and other	323,480	(111,931)	211,549	241,306	(98,939)	142,367
Total	467,223	(146,438)	320,785	307,820	(128,467)	179,353
Non-amortizing trade names	135,602	—	135,602	135,602	—	135,602
Net intangible assets	$602,825	$(146,438)	$456,387	$443,422	$(128,467)	$314,955
Amortization expense was $7,614 and $4,946 for the three months ended December 26, 2021 and December 27, 2020, respectively, and $18,031 and $14,845 for the nine months ended December 26, 2021 and December 27, 2020, respectively.
As of December 26, 2021, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2022	$8,068
Fiscal year 2023	31,326
Fiscal year 2024	31,273
Fiscal year 2025	31,255
Fiscal year 2026	28,246
Thereafter	190,617
Total	$320,785
12. Other Current and Non-Current Liabilities
Other current and non-current liabilities consisted of the following:

	December 26, 2021	March 31, 2021
Accrual for in-transit inventory	$19,567	$24,356
Other	131,357	96,212
Total other current liabilities	$150,924	$120,568

Long-term portion of accrued income tax liability	$26,420	$23,000
Other	49,966	19,448
Total other non-current liabilities	$76,386	$42,448
We provide consumer warranties against manufacturing defects on certain products within the Sporting Products and Outdoor Products segments with warranty periods ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2021	$8,696
Payments made	(2,916)
Warranties issued	3,182
Changes related to pre-existing warranties and other adjustments	178
Balance, December 26, 2021	$9,140
13. Long-term Debt

Long-term debt consisted of the following:	December 26, 2021	March 31, 2021
2021 ABL Revolving Credit Facility	$220,000	$—
4.5% Senior Notes	500,000	500,000
Less: unamortized deferred financing costs	(4,019)	(4,436)
Carrying amount of long-term debt	$715,981	$495,564
Credit Agreements—In fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility, by entering into the 2021 ABL Revolving Credit Facility, which provides for a $450,000 senior secured asset-based revolving credit facility. The amount available under the 2021 ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2021 ABL Revolving Credit Facility described below. As of December 26, 2021, the Excess Availability, based on the borrowing base less outstanding borrowings of $220,000 and outstanding letters of credit of $16,791, less the minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $168,209. The 2021 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2021 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of March 31, 2021, borrowings under the 2021 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%. The rates vary based on our Average Excess Availability under the 2021 ABL Revolving Credit Facility. As of December 26, 2021, the margin under the 2021 ABL Revolving Credit Facility was 0.25% for base rate loans and 1.25% for LIBO rate loans. We pay a commitment fee on the unused commitments under the 2021 ABL Revolving Credit Facility of 0.175% per annum.
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
2021 ABL Revolving Credit Facility—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2021 ABL Revolving Credit Facility contains a financial covenant that the Excess Availability under the 2021 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $42,500. As a result of this financial covenant, we must maintain the greater of 10% of the line cap or $42,500 of availability in order to satisfy the financial covenant. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the 2021 ABL Revolving Credit Facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2021 ABL Revolving Credit Facility was $168,209 as of December 26, 2021. Vista Outdoor has the option to increase the amount of the 2021 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2021 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of December 26, 2021, we were in compliance with the covenants of both of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt, for the three months ended December 26, 2021 and December 27, 2020 totaled $792 and $10,579, respectively. Cash paid for interest on debt, for the nine months ended December 26, 2021 and December 27, 2020 totaled $12,992 and $18,535, respectively.

14. Employee Benefit Plans
During the three months ended December 26, 2021, we recognized an aggregate net benefit of $(293) for employee defined benefit plans compared to an aggregate net benefit of $(23) during the three months ended December 27, 2020.
During the nine months ended December 26, 2021, we recognized an aggregate net benefit of $(255) for employee defined benefit plans compared to an aggregate net benefit of $(66) during the nine months ended December 27, 2020.
Employer contributions and distributions—We made contributions of $1,300 and required contributions of $7,100 to our pension trust during the nine months ended December 26, 2021 and December 27, 2020, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2022.
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
15. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the prior year beginning in the second quarter of fiscal year 2021.
The income tax provisions for the three months ended December 26, 2021 and December 27, 2020 represent effective tax rates of 22.4% and 3.6%, respectively. The increase in the effective tax rate from the prior year quarter is primarily due to the impact of the prior year quarter decrease in the valuation allowance driven by earnings and the release of reserves for uncertain tax positions due to statute expirations in the prior year quarter.
The income tax provisions for the nine months ended December 26, 2021 and December 27, 2020 represent effective tax rates of 24.1% and (3.1)%, respectively. The increase in the effective tax rate from the prior year period is primarily due to the impact of the prior year period decrease in the valuation allowance driven by earnings, the benefit of the loss carrybacks which permitted us to realize previously valued tax assets, and the release of reserves for uncertain tax positions due to statute expirations in the prior year period.
The effective tax rate for the three and nine months ended December 26, 2021 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions. The effective tax rate for the three and nine months ended December 27, 2020 was lower than the statutory rate because of the decreased valuation allowance, release of reserves for uncertain tax positions due to statute expirations, and benefit of the loss carrybacks.
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
Income taxes paid, net of refunds, totaled $114,864 and $27,524 for the nine months ended December 26, 2021 and December 27, 2020, respectively.

We have filed amended income tax returns requesting total refunds of $42,193, which are reflected in our net income tax receivable of $40,628.
Although the timing and outcome of income tax audit settlements are uncertain, it is reasonably possible that a $3,625 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,908.
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
Certain of our former subsidiaries have been identified as potentially responsible parties (“PRP”), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $693 and $696 as of December 26, 2021 and March 31, 2021, respectively.
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
17. Operating Segment Information
Our business is comprised of seven operating segments, which have been aggregated into two reportable segments. During the quarter ended December 26, 2021, we made changes in the aggregation of our operating segments to reflect recent business and economic changes. As a result of these changes, our Hunting and Shooting operating segment is now included in our Outdoor Products reportable segment and has been renamed Outdoor Accessories. Our Ammunition operating segment is in its own reportable segment which has been renamed Sporting Products.
Previously, similarities in market demand dynamics and distribution channels were the most critical factors used in aggregating our operating segments into reportable segments. As a result, we previously aggregated our Ammunition and Outdoor Accessories (formerly named Hunting and Shooting) operating segment into a single reportable segment, due to similarities in those operating segments’ underlying market demand, distribution channels and economic characteristic at that time. During fiscal year 2022, demand for our products has remained strong, while supply chain, logistics and other factors have affected the key metrics for all other operating segments except Ammunition. These key metrics are used by our CODM, our Chief Executive Officer, in evaluating the performance of our operating segments and in making resource allocation decisions. These factors also impacted the qualitative characteristics that are considered in the aggregation of our operating segments.
The operating segments we are now aggregating into our Outdoor Products reportable segment rely primarily on international suppliers to manufacture the products they sell, which is impacting their economic characteristics in a similar manner. These operating segments also share other commonalities or risks, such as technology or intellectual property sharing, common regulated environments, similar input cost risks, and nature of their products. Consumers of the products in these operating segments are typically looking to upgrade or replace their products in a similar time frame. Based on the impact on their economic characteristics discussed above and the shared qualitative characteristics of these operating segments, we are now aggregating our Outdoor Accessories operating segment with our Sports Protection, Outdoor Cooking, Hydration, Golf, and Cycling operating segments into the Outdoor Products reportable segment.
Our CODM relies on internal management reporting that analyzes consolidated results to the net income level and our operating segment's EBIT, which is defined as earnings before interest and income taxes. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability.
Our Sporting Products reportable segment which includes our Ammunition operating segment generated approximately 57% of our external sales in the nine months ended December 26, 2021.
Our Outdoor Products reportable segment which includes our Outdoor Accessories (formerly named Hunting and Shooting), Sports Protection, Outdoor Cooking, Hydration, Golf, and Cycling operating segments generated approximately 43% of our external sales in the nine months ended December 26, 2021.
No single customer contributed 10% or more of our sales in the nine months ended December 26, 2021 and December 27, 2020.
The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended December 26, 2021				Nine months ended December 26, 2021
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$459,646	$335,008	$—	$794,654	$1,274,127	$961,899	$—	$2,236,026
Gross Profit	178,062	104,655	(1,247)	281,470	529,659	293,790	(1,631)	821,818
EBIT	149,671	42,277	(33,001)	158,947	449,895	127,946	(84,499)	493,342

	Three months ended December 27, 2020				Nine months ended December 27, 2020
	(b) Sporting Products	(b) Outdoor Products	(a) Corporate and other reconciling items	Total	(b) Sporting Products	(b) Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$287,855	$286,824	$—	$574,679	$821,837	$807,161	$—	$1,628,998
Gross Profit	79,920	83,712	(400)	163,232	220,280	230,610	(400)	450,490
EBIT	52,661	38,333	(3,546)	87,448	156,793	96,994	(43,040)	210,747
(a) Reconciling items for the three and nine months ended December 26, 2021 included a fair value step-up in inventory allocated from acquisitions of $1,247 and $1,631, respectively, and post-acquisition compensation expense allocated from acquisition of $2,780 and $4,572, respectively. Reconciling items for the three and nine months ended December 27, 2020 included an $18,467 gain on divestiture and $400 in inventory step-up amortization from the Remington acquisition.
(b) During the third quarter of fiscal year 2022, we modified and renamed our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
Sales, net exclude all intercompany sales between Sporting Products and Outdoor Products, which were not material for the three and nine months ended December 26, 2021 and December 27, 2020.
18. Subsequent Event
Subsequent to quarter end, we completed the acquisition of Stone Glacier, a premium brand focused on ultralightweight, performance hunting gear designed for backcountry use. The addition of Stone Glacier to Vista Outdoor's portfolio of outdoor products and sporting products brands will allow the company to enter the packs, camping equipment, and technical apparel categories with a fast-growing brand and provide a foundation for Vista Outdoor to leverage camping category synergies. The results of this business will be reported within the Outdoor Products reportable segment. The acquisition is not significant to our consolidated financial statements. Due to the timing of the transaction, purchase accounting is incomplete.

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
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on

Form 10-K for fiscal year 2021 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
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
Operating and Reportable Segments
During the third quarter ended December 26, 2021, we modified and renamed our reportable segments. See Note 17, Operating Segment Information, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are now reporting the results of our Ammunition operating segment under Sporting Products (formerly named Shooting Sports) and Outdoor Products now includes the results of our Outdoor Accessories (formerly named Hunting and Shooting). The operating segments comprising our Outdoor Products reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains. The segment reporting for prior comparative periods has been restated to conform to the change in reportable segments. We operate under seven operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products.

•Our Sporting Products reportable segment designs, develops, distributes and manufactures ammunition, primers, components and related equipment and accessories and serves devoted hunters, recreational shooters, federal and local law enforcement agencies and the military. Ammunition products include pistol, rifle, rimfire, shotshell ammunition and primers. Our Sporting Products reportable segment consists of our Ammunition operating segment, which includes our ammunition-related businesses, including Federal, Remington, CCI, Speer, and HEVI-Shot.

•Our Outdoor Products reportable segment designs, develops, distributes and manufactures gear and equipment to enhance the outdoor experiences of a wide variety of end users, including hunters, hikers, campers, cyclists, skiers, snowboarders, and golfers. Products from the businesses included in this reportable segment include hunting and shooting accessories, personal hydration solutions, outdoor cooking solutions, action sports helmets and goggles, footwear and cycling accessories, eBikes, audio speakers for outdoor sports, golf GPS devices, laser rangefinders, and golf launch monitors and simulators. Our Outdoor Products reportable segment consists of:

•Our Outdoor Accessories operating segment, which includes our Bushnell Optics, Primos, RCBS, BlackHawk!, and Eagle businesses;
•Our Sports Protection operating segment, which includes our Bell and Giro businesses;
•Our Cycling operating segment, which is comprised of our QuietKat business;
•Our Outdoor Cooking operating segment, which includes our Camp Chef and Fiber Energy businesses;
•Our Hydration operating segment, which is comprised of our CamelBak business; and
•Our Golf operating segment, which includes our Bushnell Golf and Foresight businesses.
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
Executive Summary
We had a strong performance for the third quarter of fiscal year 2022. Financial highlights and notable events for the three months ended December 26, 2021 included the following:
•Net sales increased $219,975, or 38.3%, over the comparable quarter last year.
◦ Sporting Products net sales increased $171,791, or 59.7%.
◦ Outdoor Products net sales increased $48,184, or 16.8%.
•Gross profit increased $118,238, or 72.4%, as compared to the same period last year. Gross profit margin increased to 35.4%, an increase of 702 basis points over the comparable quarter last year.
◦ Sporting Products gross profit increased $98,142, or 122.8%.
◦ Outdoor Products gross profit increased $20,943, or 25.0%.
•EBIT increased $71,499, or 81.8%, for the three months ended December 26, 2021 as compared to the three months ended December 27, 2020. EBIT margin increased to 20.0%, an increase of 479 basis points over the comparable quarter last year.
•Net income increased to $118,137, or $2.00 per diluted share, compared to net income of $78,879, or $1.31 per diluted share for the comparable quarter last year.
•We repurchased 758 shares for the three months ended December 26, 2021 under our share repurchase program, which was adopted on May 6, 2021. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.
•We acquired Foresight Sports and Fiber Energy during the third fiscal quarter, and Stone Glacier subsequent to quarter end. See Note 4, Acquisitions and Divestitures and Note 18 Subsequent Event, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
We believe that long-term participation trends support our expectation of continued increased demand for our outdoor recreation and hunting and shooting-sports related products. Participation rates in fiscal year 2022 have remained strong, and we are seeing an expanded and more diverse demographic of users in all categories. We expect to see continued increases in participation as consumers continue to look to local outdoor activities as a substitute for travel and other competing pursuits impacted by the COVID-19 pandemic. We believe that we are well-positioned to succeed and continue to capitalize on this demand given our scale, operating expertise, and strong balance sheet. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, we believe our brands are also well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.

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
Results of Operations
Segment results for the three and nine months ended December 26, 2021 compared to the three and nine months ended December 27, 2020.
The Company’s net sales, gross profit, and EBIT by reportable segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended		Change		Nine months ended		Change
Net Sales:	December 26, 2021	December 27, 2020 (1)	Dollars	Percent	December 26, 2021	December 27, 2020 (1)	Dollars	Percent
Sporting Products	$459,646	$287,855	$171,791	59.7%	$1,274,127	$821,837	$452,290	55.0%
Outdoor Products	335,008	286,824	48,184	16.8%	961,899	807,161	154,738	19.2%
Total net sales	$794,654	$574,679	$219,975	38.3%	$2,236,026	$1,628,998	$607,028	37.3%
(1) We modified the structure of our reportable segments during the third quarter of fiscal 2022. Accordingly, prior period amounts have been reclassified to conform with the current period presentation. See Note 17, Operating Segment Information, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Three months ended
Sporting Products— The fiscal year 2022 period includes sales from acquisitions of Remington and HEVI-Shot that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing and strong demand in the market across our Sporting Products line, and production increases over the prior year at all of our facilities. These increases were partially offset by a reduction of sales from small rifle ammunition produced at the Lake City Army Ammunition Plant.
Outdoor Products— The increase in sales was primarily driven by sales from Foresight and QuietKat businesses that were acquired during the current fiscal year. Organic sales also increased reflecting continued demand in our Hydration, Outdoor Accessories, and Golf operating segments.
Nine months ended
Sporting Products— The fiscal year 2022 period includes sales from acquisitions from Remington and HEVI-Shot that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing and strong demand in the market across our Sporting Products line, and production increases over the prior year at all of our facilities. These increases were partially offset by a reduction of sales from small rifle ammunition produced at the Lake City Army Ammunition Plant.
Outdoor Products— The increase in sales was driven by continued demand in the market for most of our categories, and was not restricted by retail store closures that impacted the prior year. The increase also reflects sales from the Foresight and QuietKat acquisitions that occurred in the current fiscal year.

	Three months ended		Change		Nine months ended		Change
Gross Profit:	December 26, 2021	December 27, 2020 (1)	Dollars	Percent	December 26, 2021	December 27, 2020 (1)	Dollars	Percent
Sporting Products	$178,062	$79,920	$98,142	122.8%	$529,659	$220,280	$309,379	140.4%
Outdoor Products	104,655	83,712	20,943	25.0%	293,790	230,610	63,180	27.4%
Corporate and other	(1,247)	(400)	(847)	—%	(1,631)	$(400)	(1,231)	—%
Total gross profit	$281,470	$163,232	$118,238	72.4%	$821,818	$450,490	$371,328	82.4%
Gross profit margin	35.4%	28.4%			36.8%	27.7%
Three months ended
Sporting Products—The fiscal year 2022 period gross profit includes profits from acquisitions of Remington and HEVI-Shot that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing, sales volume and operating efficiencies. These increases were partially offset by increased commodity and input costs. Gross profit margin was 38.7% compared to 27.8% in the prior year.

Outdoor Products—The increase in our gross profit was primarily driven by Foresight and QuietKat acquisitions that occurred in the current fiscal year. The increase was partially offset by higher logistics costs, input costs, and sales channel mix. Gross profit margin was 31.2% compared to 29.2% in the prior year.
Corporate and Other—The decrease in corporate gross profit for the three months ended was due to inventory step-up expenses during the current year.
Nine months ended
Sporting Products—The fiscal year 2022 period gross profit includes profits from acquisitions of Remington and HEVI-Shot that occurred in the third and fourth quarters of the prior fiscal year. The increase also reflects improved pricing, sales volume and operating efficiencies. These increases were partially offset by increased commodity and input costs. Gross profit margin was 41.6% compared to 26.8% in the prior year.

Outdoor Products—The increase in our gross profit was primarily driven by sales volume and operating efficiencies, partially offset by higher logistics costs, input costs, and sales channel mix. The increase also reflects gross profit from Foresight and QuietKat that were acquired during the current fiscal year. Gross profit margin was 30.5% compared to 28.6% in the prior year.
Corporate and Other—The decrease in corporate gross profit for the nine months ended was due to inventory step-up expenses during the current year.

	Three months ended		Change		Nine months ended		Change
EBIT:	December 26, 2021	December 27, 2020 (1)	Dollars	Percent	December 26, 2021	December 27, 2020 (1)	Dollars	Percent
Sporting Products	$149,671	$52,661	$97,010	184.2%	$449,895	$156,793	$293,102	186.9%
Outdoor Products	42,277	38,333	3,944	10.3%	127,946	96,994	30,952	31.9%
Corporate and other	(33,001)	(3,546)	(29,455)	(830.7)%	(84,499)	(43,040)	(41,459)	(96.3)%
Total EBIT	$158,947	$87,448	$71,499	81.8%	$493,342	$210,747	$282,595	134.1%
EBIT margin	20.0%	15.2%			22.1%	12.9%
Three months ended
Sporting Products—The increase in EBIT was primarily driven by the increase in gross profit, partially offset by higher selling, general, and administrative expenses from acquisitions of Remington and HEVI-Shot and higher selling and marketing expenses to support increased sales. EBIT margin was 32.6% compared to 18.3% in the prior year.

Outdoor Products—The increase in EBIT was primarily driven by the acquisition of Foresight during the current fiscal year, partially offset by investments in selling and marketing in our organic business. EBIT margin was 12.6% compared to 13.4% in the prior year.
Corporate and Other—The decrease in EBIT was primarily driven by the prior fiscal year pretax gain related to the divestiture of a non-strategic business in our Sporting Products segment. Additionally, the current fiscal year has higher share-based and incentive compensation expense, higher post-acquisition compensation, and investments in human capital which support our centers of excellence.
Nine months ended
Sporting Products—The increase in EBIT was primarily driven by the gross profit, partially offset by higher selling, general, and administrative expenses from acquisitions of Remington and HEVI-Shot and higher selling and marketing expenses to support increased sales. EBIT margin was 35.3% compared to 19.1% in the prior year.

Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase, partially offset by increased selling, general, and administrative expenses from the current year acquisitions and investments in selling and marketing expenses to support increased sales in the organic business. EBIT margin was 13.3% compared to 12.0% in the prior year.
Corporate and Other—The decrease in EBIT was primarily driven by the prior fiscal year pretax gain related to the divestiture of a non-strategic business in our Sporting Products segment. Additionally, the current fiscal year has higher share-based and incentive compensation expense, higher post-acquisition compensation, and investments in human capital which support our centers of excellence.

	Three months ended		Change		Nine months ended		Change
Interest expense, net:	December 26, 2021	December 27, 2020 (1)	Dollars	Percent	December 26, 2021	December 27, 2020 (1)	Dollars	Percent
Corporate and other	$6,695	$5,619	$1,076	19.1%	$18,302	$17,752	$550	3.1%
For the three and nine months ended December 26, 2021, the increase in interest expense is due to our higher average debt balance, offset by a reduction in our interest rate on the 4.5% Notes.

	Three months ended					Nine months ended
Income tax provision:	December 26, 2021	Effective Rate	December 27, 2020 (1)	Effective Rate	$ Change	December 26, 2021	Effective Rate	December 27, 2020 (1)	Effective Rate	$ Change
Corporate and other	$(34,115)	22.4%	$(2,950)	3.6%	$(31,165)	$(114,638)	24.1%	$6,005	(3.1)%	$(120,643)
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding income taxes.
The increase in the effective rate for the three-month period ending December 26, 2021 from the prior year three-month period is primarily caused by the impact of the prior year quarter decrease in the valuation allowance driven by earnings and the release of reserves for uncertain tax positions due to statute expirations in the prior year quarter.
The increase in the effective rate for the nine-month period ending December 26, 2021 from the prior year nine-month period is primarily caused by the impact of the prior year period decrease in the valuation allowance driven by earnings, the benefit of the loss carrybacks which permitted us to realize previously valued tax assets, and the release of reserves for uncertain tax positions due to statute expiration in the prior year period.
Financial condition
Cash decreased to $39,641 at December 26, 2021 from $96,467 at December 27, 2020, primarily due to cash paid for acquisitions and the repurchase of shares, partially offset by proceeds from our ABL Revolving Credit Facility during the last twelve months,
Operating Activities
Cash provided by operating activities decreased $87,853 in the nine months ended December 26, 2021 compared to the prior year period. Increases in inventory purchases and accounts receivable due to higher sales volume, were partially offset by increased net income.
Investing Activities
Cash used for investing activities increased $477,338 for the nine months ended December 26, 2021 compared to the prior-year period. The current period cash usage was driven by the acquisition of businesses.
Financing Activities
Cash provided by financing activities increased by $296,796 for the nine months ended December 26, 2021 compared to the prior year period. The increase is due to borrowings under the ABL Revolving Credit Facility and a reduction in debt payments, partially offset by the repurchase of approximately 2.3 million shares for $86,121 during fiscal year 2022.
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
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes and 2021 ABL Revolving Credit Facility. As of December 26, 2021, there is $13,879 remaining under our $100,000 2021 Share Repurchase Program, which we intend to fund through the first fiscal quarter of 2024. Subsequent to quarter end, an additional two-year share repurchase program was approved, authorizing us to repurchase up to $200,000 of our outstanding shares of Common Stock (2022 Share Repurchase Program). We intend to fund this program through the fourth fiscal quarter of 2024. Both of these amounts are currently well below the covenants in our 2021 ABL Revolving Credit Facility that limit our share repurchases.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2021 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures over the next 12 months and fund the 2021 and 2022 Share Repurchase Programs. As of December 26, 2021, based on the borrowing base less outstanding borrowings of $220,000, outstanding letters of credit of $16,791, and minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $168,209. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 41.1% as of December 26, 2021.
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
Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of December 26, 2021, current and long-term operating lease liabilities of $12,193 and $82,085, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
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

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2021, except for our adoption of the Accounting Standards Updates ("ASU") No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", No 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", and No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which was adopted during the third quarter of fiscal year 2022, and retroactively applied it to periods beginning on April 1, 2021. For further discussion on the adoption of new accounting standards please see Note 1, Significant Accounting Policies, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the nine months ended December 26, 2021 and December 27, 2020.
If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
In management’s opinion, inflation has not had a significant impact upon the results of our operations. However, we have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Sporting Products reportable segment. See Note 5, Derivative Financial Instruments, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices, and foreign currency exchange rates. Our market risks at December 26, 2021 are similar to those disclosed in our Annual Report on Form 10-K for fiscal year 2021. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal year 2021, as filed with the SEC on May 20, 2021, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 26, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the nine months ended December 26, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares repurchased (1)	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plan or program	Maximum number of shares that may yet be repurchased under the plan or program (2)
September 27, 2021 - October 24, 2021	2	$41.72	—
October 25, 2021 - November 21, 2021	1	46.00	—
November 22, 2021 - December 26, 2021	759	39.41	758
Fiscal Quarter Ended December 26, 2021	762	39.43	758	337
(1) Included in the total number of shares repurchased and average price paid per share is 4 shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.
(2) Since the May 6, 2021 inception of the program through December 26, 2021, we repurchased 2,282 shares for $86,121. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. The maximum number of shares that may yet be repurchased under the program was calculated using the Vista Outdoor closing stock price of $41.15 per share on December 23, 2021.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	February 3, 2022	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)