Form 10-K
period 2022-03-31
Vista Outdoor Inc.
filed 2022-05-24
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 26, 2021, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $2.34 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 24, 2021).
As of May 16, 2022, there were 56,506,406 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Our Company
Vista Outdoor is as a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We are headquartered in Anoka, Minnesota, and have 26 manufacturing and distribution facilities in the U.S., Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Canada, and Europe. We were incorporated in Delaware in 2014.
Reportable Segments and Products
We operate through two reportable segments: Sporting Products and Outdoor Products. Information regarding our segments is further discussed below and in Note 18, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report.
•Our Sporting Products reportable segment designs, develops, distributes and manufactures ammunition, components, and related equipment and accessories and serves hunters, recreational shooters, federal and local law enforcement agencies and the military. Ammunition products include pistol, rifle, rimfire, and shotshell ammunition, and components. Our Sporting Products reportable segment consists of our Ammunition operating segment, which includes our ammunition-related businesses, including Federal, Remington, CCI, Speer, and HEVI-Shot.

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
•Our Sports Protection operating segment, which includes our Bell, Blackburn, and Giro businesses;
•Our Cycling operating segment, which is comprised of our QuietKat business;
•Our Outdoor Cooking operating segment, which includes our Camp Chef and Fiber Energy businesses;
•Our Hydration operating segment, which is comprised of our CamelBak business; and
•Our Golf operating segment, which includes our Bushnell Golf and Foresight Sports businesses.

Sporting Products
Our Sporting Products segment generated approximately 57% of our external sales in fiscal year 2022. The product lines within our Sporting Products segment are focused on the following categories:
•Centerfire ammunition for use in sporting rifles, handguns, and personal protection;
•Rimfire ammunition for training and recreational target shooting in rifles and handguns;
•Shotshell ammunition for clay target shooting, waterfowl, and upland game hunting; and
•Ammunition components.
Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product. The Sporting Products segment designs, develops, produces, and sources ammunition for the hunting and sport shooting enthusiast markets, as well as ammunition for local law enforcement, the U.S. government and international markets.
Outdoor Products
Our Outdoor Products segment generated approximately 43% of our external sales in fiscal year 2022. The product lines within our Outdoor Products segment are focused on the following categories:
•E-bikes, helmets, goggles, and accessories for cycling, snow sports, action sports, and power sports;
•Golf launch monitors, golf laser rangefinders, golf GPS devices and other golf technology products;
•Hydration packs, water bottles, and drinkware;
•Outdoor cooking equipment, including grills, cookware, pellets, and camp stoves;
•Archery and hunting accessories, including hunting arrows, game calls, hunting blinds, and decoys;
•Reloading components for individuals who load their own ammunition;
•Optics, including binoculars, riflescopes, game cameras, and telescopes;
•Ultralightweight, performance hunting gear designed for backcountry use;
•Hunting and shooting accessories, including reloading equipment, clay targets, and premium gun care products; and
•Tactical accessories, including holsters, duty gear, bags and packs.
Planned Separation of Outdoor Products and Sporting Products
On May 5, 2022, we announced that our Board of Directors has unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies (the “Planned Separation”). We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect the transaction will be completed in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and Exchange Commission, regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
We expect that the Planned Separation will create a number of benefits for Outdoor Products and Sporting Products, including:
•Enhanced strategic focus with supporting resources: Each company will have enhanced strategic focus with resources to support its specific operational needs and growth drivers.
•Tailored capital allocation priorities: Each company will have a tailored capital allocation philosophy that is better suited to support its distinctive business model and long-term goals.
•Strengthened ability to attract and retain top talent: Each company will benefit from enhanced ability to attract and retain top talent that is ideally suited to execute its strategic and operational objectives.
•Compelling value for shareholders: Each company will present a differentiated and compelling investment opportunity based on its particular business model.

•Expanded strategic opportunities: Improved focus will allow Outdoor Products to further cement its reputation as the acquirer of choice through continued M&A in the outdoor recreation products marketplace and enable Sporting Products to secure attractive partnerships with other manufacturers.
Sales Channels
We serve the outdoor sports and recreation markets through a diverse portfolio of well-recognized brands that provide consumers with a wide range of performance-driven, high-quality, and innovative products. Our broad range of consumers include outdoor enthusiasts, hunters and recreational shooters, golfers, cyclists, backyard grillers, campers, athletes, as well as law enforcement and military professionals. We sell our products through a wide variety of mass, specialty and independent retailers and distributors, such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, Sports Inc., Sports South, Scheels, Sportsman's Warehouse, Target, and Walmart. Some of our products are also sold directly to consumers through the relevant brand's website. We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution, and sales and marketing functions across product categories to better serve our retail partners and consumers.
Our Brands
Our brands are renowned and market leaders in most of their categories. Many of our brands have a rich, long-standing heritage, such as Remington Ammunition, founded in 1816, Federal Premium, founded in 1922 and Bushnell, founded in 1948. We also have brands who have emerged with consumer and technological advances, such as e-bike business QuietKat and golf technology business Foresight Sports. We believe this brand heritage supports our leading market share positions in multiple categories. For example, we believe we hold the No.1 sales position in the U.S. markets for commercial ammunition, golf rangefinders, bike and hike hydration packs, and biking helmets and accessories. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to continuously improve the performance, quality, and affordability of our products while providing world-class customer support to our retail partners and end consumers. We have received numerous awards for product innovation by respected industry publications and for customer service from our retail customers. Additionally, high-profile professional athletes, sportsmen and sportswomen, as well as sponsored and organic influencers use and endorse our products, which we believe influences the purchasing behavior of recreational consumers.
The brands in our Sporting Products and Outdoor Products segments include the following:

Sporting Products	Outdoor Products
Alliant Powder	Bee Stinger	Gunmate
CCI	Bell	Hoppe's
Estate Cartridge	Blackburn	Krash
Federal Premium	Blackhawk	M-Pro 7
HEVI-Shot	Bushnell	Outers
Remington	Bushnell Golf	Primos
Speer	Butler Creek	QuietKat
	CamelBak	Raskullz
	Camp Chef	RCBS
	Champion Target	Redfield
	CoPilot	Simmons
	Eagle	Stone Glacier
	Fiber Energy Products	Tasco
	Foresight Sports	Uncle Mike's
	Giro	Venor
	Gold Tip	Weaver
Market Opportunity
We participate in the global market for consumer goods geared toward outdoor recreation and hunting and recreational shooting related products. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports, and wildlife viewing, contributed to the economies of all 50 states, and accounted for $374 billion of current-dollar gross domestic product and $689 billion in gross output (consumer spending) in 2020, according to The Bureau of Economic Analysis statistics report released in November, 2021. The report, which covered calendar year 2020, shows that the COVID-19 pandemic related declines in travel and tourism had a large impact on outdoor recreation’s overall economic activity but that outdoor participation increased, especially those activities that can be done close-to-home.
Competitive Strengths
Portfolio of Leading Brands Focused on Outdoor Recreation and Hunting and Sporting Related Products
We are the parent company of 39 renowned brands that design, manufacture and market sporting and outdoor products. Together we serve a broad and diverse range of consumers around the globe, including outdoor enthusiasts, golfers, cyclists, backyard grillers, campers, hunters, recreational shooters, athletes, as well as law enforcement and military professionals.
Our reportable segments, Sporting Products and Outdoor Products, provide these consumers with a wide range of performance-driven, high-quality and innovative outdoor and sporting products. Our operating model leverages shared resources across brands to achieve levels of excellence and performance that would be out of reach for any one brand on its own.
We seek to maintain our brand strength by developing performance-enhancing innovations, introducing new products, engaging in product and brand marketing campaigns, providing marketing support to our strategic channel partners, utilizing shared resources through our Supply Chain and Digital Centers of Excellence, and establishing and maintaining a strong
e-commerce presence to capitalize on the ongoing shift by consumers to online shopping. We target selling prices that balance our premium positioning with our focus on affordability to capture a large, diverse and dynamic consumer base. Our brand strength and product innovations allow us to drive sales growth and deliver robust profit margins.
Leading Innovation and Product Development Competencies
In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from our competitors. We rely on trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 1,496 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills make important contributions to our business. We employ approximately 100 dedicated design and product development professionals across the organization. We are not aware of any facts which would negatively impact our continuing use of any of our tradenames, service marks, trademarks, or patents. By applying our engineering and manufacturing expertise, we have been able to bring to market new and innovative products that maintain product differentiation while targeting affordability for our end consumers. Recent examples of our innovative, market-leading products include:
•Bushnell®, an industry leader in performance optics, released the Fusion X Rangefinding Binoculars and Prime 1800 Laser Rangefinder, both featuring ACTIVSYNC™ technology that automatically transitions readouts from black to red depending on lighting conditions. This year, Bushnell is introducing the Broadhead Laser Rangefinder, the most accurate rangefinder on the market with 0.3-yard accuracy out to 150 yards.
•Federal introduced the 30 Super Carry, the most revolutionary self-defense advancement in nearly 100 years. More than just an all-new cartridge, the compact design represents an entirely new class of ammunition engineered for absolute performance by every measure. With a higher capacity and smaller frame size than the 9mm but with similar muzzle blast, recoil and terminal performance, 30 Super Carry offers a decided advantage.
•For cycling enthusiasts, Bell Helmets announced the all-new XR Spherical helmet, a gravel-focused cycling helmet that offers unmatched protection to riders by using a new outer shell shape and spherical technology. Giro Sport Design, the cycling world’s design leader, released the Eclipse™ Spherical, the fastest road helmet and coolest aero road helmet in the peloton and Merit™ Spherical, a brand new, high-performance trail riding helmet built for fast, flowy trail riding and hard pedaling. All the helmets are built around the added protection of Spherical Technology™ powered by Mips®.
•Camelbak recently launched new and redesigned mountain bike packs as part of its Spring 2022 collection. These new models include the M.U.L.E.®Evo 12, M.U.L.E.® 12 and Lobo™ 9 packs, as well as the Podium® Flow™ 4hydration belt, which all blend premium eco-friendly materials with mountain bike-specific features to create the perfect bag for any and all cycling adventures.
•For avid golfers, Foresight Sports introduced the GC3 golf launch monitor. The new GC3 features a three-camera system that measures ball and club performance data, both outdoors and indoors, with industry-leading precision. Bushnell Golf introduced the Launch Pro, which is a personal golf launch monitor powered by Foresight Sports.

Proven Manufacturing, Global Sourcing, and Distribution Platform
We believe that our state-of-the-art manufacturing expertise, sourcing and distribution capabilities, and high-quality retail, wholesale and distributor networks allow us to produce, deliver and replenish products in a more efficient and faster manner than our competitors. We believe this speed allows us to better serve the needs of our customers and end consumers and capture market share. We believe the scale and scope of our manufacturing and distribution operations also allows us to be one of the lowest-cost producers in many of our product categories.
Integrated supply chain management is a core focus of our company. We procure large quantities of raw materials for our manufacturing operations and we leverage negotiating disciplines and production methods with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product. We also source finished product both domestically and internationally for global distribution. We continuously seek to improve our vendor base as well as our in-country support and oversight, and through our integrated supply chain management process we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network would be difficult to replicate.
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
Customers and Marketing
Our primary customers are retailers and distributors who serve outdoor enthusiasts, hunters, recreational shooters, golfers, cyclists, backyard grillers, campers, athletes, as well as law enforcement and military professionals. Sales to our top ten customers accounted for approximately 39% of our consolidated net sales in fiscal year 2022. In fiscal year 2022, U.S. customers represented approximately 86% of our sales and customers outside of the U.S. represented approximately 14% of our sales. Of our fiscal year 2022 sales, approximately 11% was to law enforcement and military professionals. See Note 18, Operating Segment Information, to the consolidated financial statements included in this Annual Report for further information regarding our customers and geographic information regarding our sales.
We believe the shooting sports and outdoor recreation industries are led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We use paid, earned, shared, and owned media to enhance the perception of our brands and products and to reinforce our leadership positions in the market. We supplement this exposure with data-driven print and digital advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes YouTube and other social media influencers. Our goal is to strengthen our existing consumers' brand loyalty while at the same time reaching new users of our products.
E-commerce distribution channels, including our brands’ direct-to-consumer websites, represent an increasing portion of our sales across all of our brands. Through our shared E-commerce Center of Excellence, we deploy resources and expertise to all of our brands to help them accelerate the growth of their presence in these channels and respond to changes in consumer shopping behavior.
Quality Assurance
We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have customer call centers, which allow us to collect feedback on our customer service to ensure that our customers and end consumers are satisfied with our products and customer service.

Competition
Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, Osprey, and Nalgene in the hydration systems market; Traeger, Pit Boss, Blackstone, and Lodge in the outdoor cooking market; Schwinn, Bontrager, Smith, Specialized, and Shoei in the bike and snow helmet and accessories markets; Garmin, Nikon and Trackman in the golf electronics market; Winchester Ammunition of Olin Corporation, Clarus, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market.
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
While we do not manufacture firearms, we are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution, and sale of firearms, explosives, and ammunition. If we fail to comply with these rules and regulations, these agencies may limit our growth or business activities, or, in extreme cases, revoke our licenses to do business. Our business, as well as the business of all producers and marketers of ammunition, is also subject to numerous federal, state, local, and foreign laws, regulations and protocols. Applicable laws:
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
Human Capital
People are at the center of our success. We employ approximately 6,900 people spread across multiple states, Puerto Rico, and numerous countries. Our employees lead in the fields of manufacturing, distribution, supply chain management, finance and marketing, among many other talents and specialties. In total, 71% of our employees are in production roles, directly building or distributing world-class outdoor recreation gear and products for our consumers. We have no union-represented employees. We believe that our employee relations generally are good.
Support for our people drives us at every level. We prioritize employee success and well-being through a strong corporate infrastructure that supports employee engagement, recruiting, professional development, safety, diversity, compensation, and benefits. Our overall commitment and value proposition for our employees begins with our culture and is rooted in the success of our business. When we do well, it enables us to do good for our communities, employees, and charitable partners.
Employee Engagement
We are committed to two-way conversations with employees. The Chief Executive Officer and business unit leaders hold regular employee town hall meetings where they provide updates and take employee questions. We regularly update employees with company news, important notices, our philanthropic efforts, and employee stories through many channels, including our internal digital hub (InSite), social media, and our public-facing website. These employee engagement initiatives are especially important across our diverse network which includes multiple locations across the globe and a diverse set of working environments, including production, office, hybrid and remote. To that end, we were pleased to be recognized by Forbes as one of America’s Best Midsize Employers in February 2021 and by Newsweek as one of America’s Most Trusted Companies in March 2022, which demonstrates that our efforts to engage and support employees are well received.
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

Safety
We operate in a highly-regulated environment in the U.S. and international markets. U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of our business through product safety standards, laws and regulations.
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
Diversity and Inclusion
We continuously look for ways to be a more diverse and inclusive company, from improving our recruiting and marketing efforts to expanding career growth opportunities and external partnerships. During fiscal year 2022, we joined Together Outdoors Coalition (TO), which provides a cross-sector collaborative learning space for organizations, individuals, business leaders, federal agencies, activists, manufacturers and service providers who share a commitment to making the outdoors a more welcoming, safe, and enjoyable place for people of all races, ethnicities, abilities, faiths, identities, genders, orientations, and backgrounds.
In fiscal year 2021, we began disclosing diversity and inclusion metrics to provide both benchmarks for where we currently stand, and goals for us to strive to meet in the future. Our metrics for the last two fiscal years include:

	March 31,
Statistic	2022	2021
% of US employees identifying as persons of color (non-white)	20%	19%
% of US Leadership (manager & above) identifying as persons of color*	10%	9%
% of US employees who are female	28%	29%
% of US Leadership (manager & above) who are female	29%	27%
% of US employees who are veterans	7%	7%
*Our fiscal year 2022 metrics expand disclosure to all managers and above who identify as persons of color; the fiscal year 2021 data has been updated accordingly.
Compensation
We believe in equal pay for equal work. We believe pay and compensation should match the talent, experience and skill set of a person, and nothing else. We regularly review our compensation practices and benchmark our performance to others in the industry to ensure we are fulfilling our obligations of fair pay.
Benefits
Our benefit programs offer comprehensive coverage to help protect our employees’ health, family, and future, and are an important part of the total compensation we provide. We offer both company-provided and optional benefits, including basic life insurance, medical, prescription, telemedicine, and an employee product purchase program. We offer a 401(k) savings plan, with a higher-than-average match for participating employees.
We expanded our offerings as the COVID-19 pandemic changed the landscape in 2020. We partnered with Care.com to give our employees access and discounts to childcare and other support as they balanced their households during lockdowns and closures. We’ve also expanded our employee assistance program to include additional mental health offerings and access to services to support our employees during the trials and changes brought about from the COVID-19 pandemic.

The Vista Outdoor Employee Assistance Fund was created in fiscal year 2021 to help employees who are facing financial hardship immediately following a natural disaster or an unforeseen personal hardship. In its first year, the fund aided five employees facing urgent situations. This fund relies primarily on payroll deductions from employees and support from Vista Outdoor. Every contribution helps, and when combined with the donations, can provide a tax-free grant to help a fellow employee in need when they are facing an unexpected situation.
Available Information
You can find reports on our company filed with the SEC free of charge on our internet site at www.vistaoutdoor.com under the "Investor Relations" heading. These include our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.
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
ATF: Bureau of Alcohol, Tobacco, Firearms and Explosives
PRP: Potentially responsible party

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
Risks Related to Our Operations
Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third-party suppliers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. For example, the closure of certain of our suppliers' manufacturing operations in Asia in response to the COVID-19 pandemic temporarily affected the availability of products for certain of our brands in the fourth quarter of fiscal year 2020, fiscal year 2021, and fiscal year 2022, which had a negative impact on our revenue. Future closures of our suppliers' manufacturing operations in response to the COVID-19 pandemic could have an adverse effect on our revenue in future periods.
Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could also result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our results of operations. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with some of these suppliers. As a result, we could be subject to increased costs, supply interruptions or orders and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could have an adverse effect on our business, financial condition or results of operations.
In addition, our supply contracts are generally not exclusive. As a result, our suppliers may provide similar supplies and materials to our competitors, some of which could potentially purchase these supplies and materials in significantly greater volume than we do. Our competitors could enter into restrictive or exclusive arrangements with these suppliers that could impair or eliminate our access to necessary supplies and materials.
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
•changes in laws and regulations that may affect the marketability of our products;
•the domestic political environment, including debate over the regulation of ammunition and related products; and
•uncertainties related to changes in macroeconomic and/or global conditions, including as a result of the military conflict in Ukraine and the imposition of sanctions on Russia.
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

A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a negative impact on our business.
We use Federal Express (“FedEx”) for a significant portion of ground shipments of products to our U.S. customers. We use air carriers and ocean shipping services for most of our international shipments of products. Furthermore, many of our finished goods and many of the components we use to manufacture our products are shipped to us via air carrier and shipping services. During the year ended March 31, 2022, international shipping to the United States was disrupted and delayed due to congestion in west coast ports. If there is any continued or additional significant interruption in service by such providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or receive finished goods or components in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in FedEx services, air carrier services, ship services or at airports or shipping ports could have a negative impact on our business. Furthermore, if the cost of delivery or shipping services increases significantly and the additional costs cannot be covered by product pricing, our operating results could be materially adversely affected.
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
•changes in economic conditions;
•uncertainties related to changes in macroeconomic and/or global conditions, including as a result of the military conflict in Ukraine and the imposition of sanctions on Russia;
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
Upon the completion of the Planned Separation, our current Chief Executive Officer, Christopher T. Metz, and our current Chief Financial Officer, Sudhanshu Priyadarshi, are expected to leave their respective positions at the Company in order to join the management team of the new Outdoor Products company being spun-off (“Outdoor Products SpinCo”). The departure of our current Chief Executive Officer and our current Chief Financial Officer could adversely affect our ability to operate following the Planned Separation.
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
Risks Related to the Markets for Our Products
Our sales are highly dependent on purchases by several large retail customers, and we may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.
The U.S. retail industry serving the outdoor recreation market has become relatively concentrated. Sales to the top ten customers accounted for approximately 39% of our consolidated net sales in fiscal year 2022. Further consolidation in the U.S. retail industry could increase the concentration of our retail store customer base in the future.
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
We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Nikon and Vortex in the optics market; Hydro Flask, Contigo, Yeti, Osprey, and Nalgene in the hydration systems market; Traeger, Pit Boss, Blackstone, and Lodge in the outdoor cooking market; Schwinn, Bontrager, Smith, Specialized, and Shoei in the bike and snow helmet and accessories markets; Garmin, Nikon, and Trackman in the golf electronics market; Winchester Ammunition of Olin Corporation, Clarus, CBC Group, Fiocchi Ammunition, Hornady, PMC, Rio Ammunition, and Wolf in the ammunition market.
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
Risks Related to Our Brands and Reputation
Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have an adverse effect on our business.
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
Competitors have imitated and attempted to imitate, and will likely continue to imitate or attempt to imitate, our products and technology, particularly in countries overseas where counterfeiting is more prevalent. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed. As we increase our sales overseas, we may experience increased counterfeiting of our products.
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
Further, we serve the outdoor sports and recreation markets through a diverse portfolio of 39 brands that appeal to a broad range of end consumers. The perspectives of the broad range of consumers we serve are varied and can cause conflicting views across brands.
Legal and Regulatory Risks
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
The sale, purchase, ownership and use of firearms and ammunition are subject to numerous and varied federal, state and local governmental regulations. Sales of our ammunition products are correlated with sales of firearms, and legislation restricting the sale or use of firearms could negatively affect sales of our ammunition products. Federal laws governing firearms and ammunition include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale and possession of firearms and ammunition. We hold all necessary licenses to legally sell ammunition in the U.S.
In recent years, federal and state legislatures have increased their attention on the regulation of firearms and ammunition. The bills proposed to date are extremely varied and include, without limitation, laws and court decisions allowing causes of action against marketers and sellers of firearms and ammunition arising out of the criminal misuse of their products. If enacted, such legislation could effectively ban or severely limit the sale of certain categories of firearms, which would negatively impact sales of our related ammunition products. We cannot be assured that the regulation of our business activities will not become more restrictive in the future and that any such restrictions will not have a material adverse effect on our business.
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
Risks Related to Macro-Economic Conditions
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
A portion of our indebtedness consists of revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $170 million of variable-rate indebtedness (which was the amount of out indebtedness outstanding as of April 1,2022), a change of 1/8 of one percent in interest rates would result in a $0.2 million change in annual estimated interest expense. Even if we enter into additional interest rate swaps in the future in order to reduce future interest rate volatility, we may not fully mitigate our future interest rate risk.
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

The global economy has been negatively impacted by the military conflict in Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we may experience shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the military conflict in Ukraine on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Annual Report.
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
We will need to fund our ongoing working capital, capital expenditures and financing requirements through cash flows from operations and new sources of financing. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic, or geopolitical events, such as the military conflict in Ukraine, could make it more difficult and more expensive for us to obtain financing. In addition, the pendency of the Planned Separation may adversely affect our ability to obtain financing. We cannot assure you that we will have access to the capital markets or other credit markets on terms we find acceptable or at all.
The terms of the agreements governing our debt restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
During the fiscal year ended March 31, 2022, approximately 14% of our revenue was generated from sales outside the U.S. Revenues from foreign operations (and the related expense) are often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.
General economic conditions affect our results of operations.
Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the U.S. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions, including as a result of the COVID-19 pandemic or the military conflict in Ukraine, that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect our results of operations.

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
Risks Related to Our Common Stock and Indebtedness
Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.
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

In the event that we incur additional indebtedness in connection with the Planned Separation, we expect that such indebtedness will also include restrictive covenants similar to those described above. See “Risks Related to our Planned Separation—We may incur additional indebtedness in connection with the Planned Separation, and such additional indebtedness could adversely impact our business, financial condition or results of operations.”
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
Risks Related to our Planned Separation
The Planned Separation of our Outdoor Products and Sporting Products segments into two independent, publicly-traded companies is subject to various risks, uncertainties and conditions and may not be completed in accordance with the expected plan or at all.
On May 5, 2022, we announced that our Board of Directors unanimously approved a plan to separate our Outdoor Products and Sporting Products segments into two independent, publicly-traded companies via a spin-off of our Outdoor Products segment. The Planned Separation is subject to final approval of the terms of the transaction by our Board of Directors and other customary conditions, including, among other things, the receipt of a tax opinion from tax advisors concerning the tax-free nature of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement that Outdoor Products SpinCo will file with the SEC, approval of listing of the common stock of Outdoor Products SpinCo on the stock exchange chosen for the listing of such common stock and no other event or development existing or having occurred that our Board of Directors determines, in its sole and absolute discretion, makes it inadvisable to effect the Planned Separation or related transactions. The Planned Separation is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of our markets, approvals or consents that we may seek, the uncertainty of the financial markets, and challenges in executing the necessary transactions, could delay or prevent the completion of the Planned Separation, or cause the Planned Separation to occur on terms or conditions that are different or less favorable than expected.
While we are pursuing the Planned Separation, and whether or not the transaction is completed, our ongoing businesses may be adversely affected, including as a result of one or more of the following:
•the diversion of our management’s attention from operating and growing our business as a result of the significant amount of our management’s time and effort required to execute the Planned Separation;

•foreseen and unforeseen costs and expenses that will be incurred in connection with the Planned Separation, including accounting, tax, legal and other professional services costs;
•challenges in separating our businesses, including separating the assets and liabilities, infrastructure and personnel of these businesses, potentially resulting in delays and additional costs in achieving the completion of the Planned Separation;
•disruptions to and potential adverse impacts on our relationships with our suppliers, customers and others with whom we do business;
•challenges in establishing the desired capital structure for the two businesses, including challenges accessing the financial markets;
•uncertainty among our key employees concerning their future with us or with Outdoor Products SpinCo, leading to potential distraction, as well as potential difficulty in attracting, retaining or motivating key employees during the pendency of the Planned Separation and following its planned completion;
•potential adverse impact on our credit ratings; and
•potential negative reactions from the financial markets if we fail to complete the Planned Separation as currently expected, within the anticipated time frame or at all.
The completion of the Planned Separation may not achieve some or all of the intended benefits and may adversely affect our business.
Even if the Planned Separation is completed, we may not realize some or all of the intended benefits from the separation of our businesses, and the Planned Separation may adversely affect our business. A spin-off of our Outdoor Products segment will result in us being a smaller, less diversified company, making us more vulnerable to changing market and economic conditions. Our Sporting Products business will be more concentrated in ammunition products, and we will have greater exposure to legal, regulatory, political and other risks relating to the ammunition industry. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, and we may be unable to obtain financings, goods or services at prices or on terms that are as favorable as those obtained by us prior to the Planned Separation. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. We cannot assure you that the combined value of the common stock of the two publicly traded companies following the completion of the Planned Separation will be equal to or greater than what the value of our common stock would have been had the Planned Separation not occurred.
The Planned Separation may have an adverse effect on the price of our common stock.
The changes in our operational and financial profile resulting from the Planned Separation may not meet some or all of our stockholders’ investment strategies, which could cause investors to sell their shares and otherwise decrease demand for shares of our common stock. Sales of our common stock could cause the market price of our common stock to decrease, and the market price of our common stock may be subject to greater volatility following the completion of the Planned Separation.
The Planned Separation and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
The Planned Separation could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the Planned Separation, and that the Planned Separation left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Planned Separation as a fraudulent transfer and could impose a number of different remedies, including returning the assets or the shares of Outdoor Products SpinCo common stock or providing us with a claim for money damages against Outdoor Products SpinCo in an amount equal to the difference between the consideration received by us and the fair market value of Outdoor Products SpinCo at the time of the Planned Separation.
The Planned Separation could result in significant tax liability to the Company and its stockholders, and tax rules could limit our ability to enter into certain transactions for a period of time following the Planned Separation.
The distribution of shares of Outdoor Products SpinCo to our stockholders in the Planned Separation is expected to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. We intend to obtain an opinion from our tax advisors as to the tax-free nature of the Planned Separation. This opinion will be based on, among other things, various factual assumptions and representations by us and Outdoor Products SpinCo regarding the past and future conduct of the companies’

respective businesses and other matters. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the tax opinion may be jeopardized. The opinion will not be binding on the Internal Revenue Service (the “IRS”), and it is possible that the IRS will take a contrary position. If the IRS determined on audit that the distribution is taxable, both we and our stockholders could incur significant U.S. federal income tax liabilities.
In addition, following the Planned Separation, compliance with the requirements for a tax-free spin-off under Section 355 of the Internal Revenue Code may limit our ability to enter into certain transactions that would otherwise be advantageous to us. For example, transactions such as share repurchases, certain major asset dispositions, and business combination and other strategic transactions with other businesses involving the issuance or acquisition of our stock may in some cases cause the Planned Separation to become taxable if undertaken within a period of time following the completion of the Planned Separation. As a result, we may determine to limit or forgo entirely such transactions in order to maintain the tax-free status of the Planned Separation.
We may incur additional indebtedness in connection with the Planned Separation, which could adversely impact our liquidity and strategic flexibility.
In connection with the Planned Separation, we may incur additional indebtedness, which may include, among other things, borrowings under credit facilities or the issuance of debt securities in one or more public or private offerings. Our target capital structure for the Company, following the completion of the Planned Separation, includes a target leverage level of up to 3.0 times EBITDA, although we cannot assure you that additional indebtedness will be available on terms we find acceptable or at all. Any such additional indebtedness would require a portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. Furthermore, any such additional indebtedness could impose operating and financial restrictions on us that limit our growth and the implementation of our business strategy. See “Risks related to our common stock and indebtedness—Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.”
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities—As of March 31, 2022, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities. All our facilities are leased unless noted otherwise below.
As of March 31, 2022, our segments had significant operations at the following locations, which include office, manufacturing, and distribution facilities:

Sporting Products	*Lewiston, ID, *Anoka, MN; *Lonoke, AR; Sweet Home, OR
Outdoor Products	Petaluma, CA; Scotts Valley, CA; Rantoul, IL; Hyde Park; UT , Overland Park, KS; Olathe, KS, Monticello, MS; Manhattan, MT; Lares, PR; *Oroville, CA; Bozeman, MT; Eagle, CO; San Diego, CA; Mountain View, AR; Seymour, MO
Corporate	Anoka, MN
* denotes owned properties
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Amount in thousands except price per share)
Vista Outdoor's common stock is listed and traded on the New York Stock Exchange under the symbol "VSTO".
The number of holders of record of Vista Outdoor's common stock as of May 16, 2022 was 2,963.
Equity Compensation Plan Information
See Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated by reference herein for information regarding our equity compensation plans.
Recent Sales of Unregistered Securities
None
Issuer Repurchases of Equity Securities
On May 6, 2021, we announced that the Board of Directors authorized a share repurchase program (the "2021 Share Repurchase Program") pursuant to which we may repurchase up to $100,000 of our common stock. There will be no remaining shares repurchased under the 2021 Share Repurchase Program.
On February 3, 2022, we announced that the Board of Directors authorized an additional two-year share repurchase program (the "2022 Share Repurchase Program") pursuant to which we may repurchase up to $200,000 of our common stock. The 2022 Share Repurchase Program expires on January 24, 2024.
The combined amounts under both of these repurchase programs are currently well below the covenants in our 2021 ABL Revolving Credit Facility that limit our share repurchases.
The following table summarizes our share repurchases under the 2021 and 2022 Share Repurchase Program during the fourth quarter of fiscal year 2022:

Period	Total number of shares repurchased (1)	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plan or programs	Approximate number of shares that may yet be repurchased under the plan or programs (2)
December 27, 2021 - January 23, 2022 (3)	359	39.51	337
January 24, 2022 - February 20, 2022 (4)	364	38.36	362
February 21, 2022 - March 31, 2022	91	35.59	—
Fiscal quarter ended March 31, 2022	814	38.56	699	5,214
(1) Included in the total number of shares repurchased and average price paid per share is 115 shares withheld to pay taxes upon vesting of shares of restricted stock units, performance shares, or upon exercise of stock options, that were granted under our equity incentive plans.
(2) Since the inception of the programs through March 31, 2022, we repurchased 2,981 shares for $113,165 leaving approximately $186,105 remaining to be purchased. The shares were purchased from time to time in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allowed us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. The approximate number of shares that may yet be repurchased under the 2022 Share Repurchase program was calculated using the Vista Outdoor closing stock price of $35.69 per share on March 31, 2022.
(3) Share repurchases under the 2021 Share Repurchase Program.
(4) Share repurchases under the 2022 Share Repurchase Program.
Stockholder Return Performance Graph
The following graph compares, from March 31, 2017 through the March 31, 2022 fiscal year end, the cumulative total return for our common stock with the comparable cumulative total return of two indexes: the Standard & Poor’s 500 Index

(“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S.
The graph assumes that on March 31, 2017, $100 was invested in our common stock (at the closing price on that trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested.

Comparison of Total Return
200
175
150
125
100
75
50
25
03/31/17
03/31/18
03/31/19
03/31/20
03/31/21
03/31/22
100
100
111
112
79
111
120
39
109
81
43
156
168
173
192
156
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
We believe the critical accounting policies discussed below affect our most significant estimates and judgments used in the preparation of our consolidated financial statements. For a complete discussion of all our significant accounting policies, see Note 1, Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8 of this Annual Report.
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
Accounting for goodwill and indefinite-lived intangibles
We test goodwill and indefinite lived intangible assets annually or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired.
We estimate fair value to assess the recoverability of our goodwill and indefinite lived intangible assets using a discounted cash flow model. Our assumptions used to develop the discounted cash flow analysis require us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and appropriate discount rates. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or indefinite lived intangible assets could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and indefinite lived intangible assets for impairment indicators.
Business Combinations
We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable, as a result these estimates, and assumptions may require adjustment in the future if actual results differ from our estimates.
Contingent Consideration
Our approach to valuing the initial contingent consideration associated with the purchase price uses unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation analysis in a risk-neutral framework. As of March 31, 2022, the contingent consideration liability consists of the estimated amounts due for earn-out payments from fiscal year 2023 through 2026. On a recurring basis, we adjust the contingent consideration liability to fair value based on the estimated probability of achieving the earn out targets and changes in any of the other Level 3 inputs above. To the extent our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our contingent consideration liabilities.
See Note 1, Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for discussion of new accounting pronouncements.
Executive Summary
Fiscal year 2022 record results and significant growth were supported by strong demand in the market for our portfolio of iconic brands, including the seven new brands acquired during the last two fiscal years.
Financial Highlights and Notable Events of fiscal year 2022
•Net sales increased $819,099 or 36.8%, over the prior fiscal year.
•Sporting Products net sales increased $618,137, or 55.2%.
•Outdoor Products net sales increased $200,962, or 18.2%.

•Gross profit increased $476,272, or 75.2%, as compared to the prior fiscal year. Gross profit as a percentage of sales, increased to 36.4%, an increase of 799 basis points over the prior fiscal year.
•Sporting Products gross profit increased $399,930, or 128.1%.
•Outdoor Products gross profit increased $78,024, or 24.3%
•EBIT increased $361,264, or 126.8%, as compared to the prior fiscal year. EBIT as a percentage of sales increased to 21.2%, an increase of 842 basis points over the prior fiscal year.
•Fiscal year 2022 income was $473,226, or $8.00 per diluted share, an increase of $207,214, or $3.56 per diluted share over the prior fiscal year.
•We acquired QuietKat Inc. (QuietKat) during the first fiscal quarter of 2022, Foresight Sports (Foresight) and Fiber Energy Products (Fiber) during the third fiscal quarter of 2022, and Stone Glacier during the fourth fiscal quarter of 2022. See Note 7, Acquisitions and Divestitures, of the consolidated financial statements in Part II, Item 8 of this Annual Report, for a discussion of our acquisitions during fiscal year 2022.
•We repurchased 2,981 shares for a total of $113,165 during fiscal year 2022 under our 2021 Share Repurchase Program and our 2022 Share Repurchase Program. See Part II, Item 5 of this Annual Report, for details on our share repurchase programs.
•On May 5, 2022, we announced that our Board of Directors has unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies (the “Planned Separation”). We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect the transaction will be completed in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and Exchange Commission, regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
Outlook
Sporting Products Industry
Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by hunting and recreational shooting participation rates, civil unrest and the political environment. We believe that long-term participation trends support our expectation of continued increased demand for hunting and shooting-sports related products. Participation rates have remained strong, and we are seeing an expanded demographic of users. This broadened end consumer base has resulted in a much larger total addressable market opportunity for the industry and for our company. We believe we are well-positioned to succeed and capitalize on this demand given our scale and global operating platform, which we believe is particularly difficult to replicate in the highly regulated and capital-intensive ammunition manufacturing sector.
Outdoor Recreation Industry
We believe that long-term outdoor participation trends combined with a larger base of participants supports our expectation of continued increased demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. Participation rates have remained strong and we are seeing an expanded demographic within our end users. Our Outdoor Products brands hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused research and development and marketing investments including increased use of social media and other digital marketing. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, we believe our brands are well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.
Results of Operations
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

Fiscal Year 2022 Compared to Fiscal Year 2021
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), EBIT, EBIT as a percentage of net sales (EBIT margin), interest expense, and tax provision by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,		Change
Net Sales:	2022	2021(1)	Dollars	Percent
Sporting Products	$1,737,891	$1,119,754	$618,137	55.2%
Outdoor Products	1,306,730	1,105,768	200,962	18.2%
Total	$3,044,621	$2,225,522	$819,099	36.8%
(1) We modified the structure of our reportable segments during the third quarter of fiscal year 2022. Accordingly, prior period amounts have been reclassified to conform with the current period presentation. See Note 18, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Sporting Products—The fiscal year 2022 period includes sales from Remington and HEVI-Shot, which we acquired in the third and fourth quarters, respectively, of the prior fiscal year. The increase also reflects improved pricing and strong demand in the market across our Sporting Products line, and production increases over the prior year at all of our facilities. These increases were partially offset by a reduction of sales from small rifle ammunition produced at the Lake City Army Ammunition Plant.
Outdoor Products—The increase in sales was driven by continued demand in the market for most of our categories, and was not restricted by retail store closures that impacted the prior year. The increase also reflects sales from businesses acquired in the current fiscal year. This was partially offset by a decline in our Outdoor Cooking business caused primarily by declining e-commerce sales as foot traffic returned to brick and mortar stores.

	Years ended March 31,		Change
Gross Profit:	2022	2021(1)	Dollars	Percent
Sporting Products	$712,160	$312,230	$399,930	128.1%
Outdoor Products	399,447	321,423	78,024	24.3%
Corporate and other	(2,375)	(693)	(1,682)	(242.7)%
Total	$1,109,232	$632,960	$476,272	75.2%
Gross profit margin	36.4%	28.4%
Sporting Products—The fiscal year 2022 period gross profit includes profits from Remington and HEVI-Shot, which we acquired in the third and fourth quarters, respectively, of the prior fiscal year. The increase also reflects improved pricing, sales volume and operating efficiencies. These increases were partially offset by increased commodity and input costs. Gross profit margin was 41.0% compared to 27.9% in the prior year.
Outdoor Products—The increase in gross profit was primarily driven by sales volume and operating efficiencies, partially offset by higher logistics costs, input costs, and sales channel mix. The increase also reflects gross profit from acquisitions that occurred during the current fiscal year. Gross profit margin was 30.6% compared to 29.1% in the prior year.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses from acquisitions during the current year.

	Years ended March 31,		Change
EBIT:	2022	2021(1)	Dollars	Percent
Sporting Products	$600,415	$222,713	$377,702	169.6%
Outdoor Products	164,494	137,942	26,552	19.2%
Corporate and other	(118,687)	(75,697)	(42,990)	(56.8)%
Total	$646,222	$284,958	$361,264	126.8%
EBIT margin	21.2%	12.8%
Sporting Products—The increase in EBIT was primarily driven by the gross profit increase, partially offset by higher selling, general, and administrative expenses from the acquisitions of Remington and HEVI-Shot and higher selling and marketing expenses to support increased sales. EBIT margin was 34.5% compared to 19.9% in the prior year.

Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase, partially offset by increased selling, general, and administrative expenses from the current year acquisitions and investments in selling and marketing expenses to support increased sales and industry events, such as trade shows that returned this fiscal year. EBIT margin was 12.6% compared to 12.5% in the prior year.
Corporate and Other—The decrease in EBIT was primarily driven by the prior fiscal year pretax gain related to the divestiture of a non-strategic business in our Sporting Products segment. Additionally, the current fiscal year has higher share-based and incentive compensation expense, higher post-acquisition compensation, and investments in human capital which support our centers of excellence.

	Years ended March 31,		Change
Interest expense, net:	2022	2021	Dollars	Percent
Corporate and other	$25,264	$25,574	$(310)	(1.2)%
The decrease in interest expense was due to a decrease in debt issuance cost write-offs and a reduction in our interest rate on the 4.5% Notes, offset by an increase in our average debt balance.

	Years ended March 31,
Income tax provision:	2022	Effective Rate	2021	Effective Rate	Change
Corporate and other	$(147,732)	23.8%	$6,628	(2.6)%	$(154,360)
See Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The increase in the current period tax rate is primarily due to the impact of the prior year decrease in the valuation allowance driven by earnings, the benefit of the loss carrybacks to prior profitable years as permitted under IRS regulations under the CAREs Act which permitted us to realize previously valued assets, and the release of the reserves for uncertain tax positions due to statute expiration in the prior year.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2022 of 23.8% differs from the federal statutory rate of 21% primarily due to the impact of state taxes and is partially offset by changes in tax contingency.
The effective tax rate for fiscal year 2021 of (2.6)% differs from the federal statutory rate of 21% primarily due to the impact of the decrease in the valuation allowance, the release of uncertain tax positions, and the impact of the CAREs Act.
As of March 31, 2022 and 2021, the total amount of unrecognized tax benefits was $24,719 and $23,000, respectively, of which $21,139 and $20,283, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,419 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,753. See Note 15, Income Taxes, to the consolidated financial statements included in this Annual Report for further details.
Fiscal Year 2021 Compared to Fiscal Year 2020
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), EBIT, EBIT as a percentage of net sales (EBIT margin), interest expense, and tax provision by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,		Change
Net Sales:	2021(1)	2020(1)	Dollars	Percent
Sporting Products	$1,119,754	$871,550	$248,204	28.5%
Outdoor Products	1,105,768	884,321	221,447	25.0%
Total	$2,225,522	$1,755,871	$469,651	26.7%
(1) We modified the structure of our reportable segments during the third quarter of fiscal year 2022. Accordingly, prior period amounts have been reclassified to conform with the current period presentation. See Note 18, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report.

Sporting Products—The increase in sales was primarily driven by strong demand in the market across nearly all categories, and improved pricing. Acquisitions accounted for $44,583 of net sales in fiscal year 2021. These increases were partially offset by the sale of our Firearms Business in fiscal year 2020, which accounted for approximately $25,000 of net sales.
Outdoor Products—The increase in sales was driven by strong demand in our Outdoor Accessories, Action Sports, Outdoor Cooking, and Golf businesses. This strong demand was partially offset by retail store closures in our first quarter of fiscal year 2021 and continued supply chain interruptions.

	Years ended March 31,		Change
Gross Profit:	2021(1)	2020(1)	Dollars	Percent
Sporting Products	$312,230	$137,914	$174,316	126.4%
Outdoor Products	321,423	222,372	99,051	44.5%
Corporate and other	(693)	(1,520)	827	54.4%
Total	$632,960	$358,766	$274,194	76.4%
Gross profit margin	28.4%	20.4%
Sporting Products—The increase in gross profit was primarily driven by sales volume and pricing as described above and operating efficiencies. These increases were partially offset by the sale of our Firearms Business in fiscal year 2020. Gross profit margin was 27.9% in fiscal year 2021, compared to 15.8% in the previous year.
Outdoor Products—The increase in our gross profit was primarily driven by sales volume as described above and strong direct-to-consumer sales, partially offset by increased shipping, tariff, and product costs. Gross profit margin was 29.1% in fiscal year 2021, compared to 25.1% in the previous year.
Corporate and Other—The increase in corporate gross profit was due to fiscal year 2020 business restructuring costs, partially offset by inventory step-up expenses during fiscal year 2021.

	Years ended March 31,		Change
EBIT:	2021(1)	2020(1)	Dollars	Percent
Sporting Products	$222,713	$66,898	$155,815	232.9%
Outdoor Products	137,942	43,125	94,817	219.9%
Corporate and other	(75,697)	(242,259)	166,562	68.8%
Total	$284,958	$(132,236)	$417,194	315.5%
EBIT margin	12.8%	(7.5)%
Sporting Products—The increase in EBIT was primarily driven by the gross profit increase as described above, decreased travel and trade show expenses due to the COVID-19 pandemic, benefits from fiscal year 2020 cost savings initiatives, partially offset by losses attributable to initial marketing and start-up costs at Remington, increased incentive compensation accruals and the sale of our Firearms Business in fiscal year 2020. EBIT margin was 19.9% in fiscal year 2021, compared to 7.7% in the previous year.
Outdoor Products—The increase in EBIT was primarily driven by the gross profit increase as described above, partially offset by increased incentive compensation accruals and higher selling and marketing costs. EBIT margin was 12.5% in fiscal year 2021, compared to 4.9% in the previous year.
Corporate and Other—The increase in EBIT was primarily driven by fiscal year 2020 goodwill and intangible impairment expenses of $155,588, pretax gain on divestiture of $18,467 in fiscal year 2021, fiscal year 2020 held for sale asset impairment of $9,429 in our Firearms business, and a reduction of fiscal year 2020 restructuring expenses. These were partially offset by higher incentive compensation accrual, the loss on extinguishment of debt and higher transaction and transition costs in the fiscal year 2021.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, our sources of liquidity include committed credit facilities and access to the public debt and equity markets. We use our cash primarily to fund investments in our existing businesses and for debt payments, acquisitions, share repurchases, and other activities.

Financial Condition
Cash decreased to $22,584 at March 31, 2022 from $243,265 at March 31, 2021, primarily due to cash paid for acquisitions and the repurchase of shares, partially offset by cash provided from our operating activities and proceeds from our ABL Revolving Credit Facility during the last twelve months.
Operating Activities
Net cash provided by operating activities decreased $27,063 from the prior fiscal year. The decrease was primarily driven by inventory purchases in the current fiscal year to position ourselves for future growth and to mitigate supply chain disruption risks caused by the COVID-19 pandemic, timing of accounts payable, and higher accounts receivable balances due to higher sales volume. These decreases were partially offset by net income.
Investing Activities
Cash used for investing activities increased $485,820 from the prior fiscal year. The current fiscal year cash usage was driven by the acquisition of businesses.
Financing Activities
Net cash provided by financing activities was $48,967 compared to a use of cash of $31,640 during the prior fiscal year. The increase was primarily driven by net proceeds from our ABL Revolving Credit Facility, partially offset by the decrease in the net cash received from the issuance of our 4.5% Notes and redemption of our 5.875% Notes in fiscal year 2021, and cash used for the repurchase of shares of $113,195 during fiscal year 2022.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2021 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated long-term debt obligations, make capital expenditures over the next 12 months and fund the 2022 Share Repurchase Program. As of March 31, 2022, based on the borrowing base less outstanding borrowings of $170,000, outstanding letters of credit of $16,791, less the minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $218,209.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets as a result of the COVID-19 pandemic (including the emergence and spread of vaccine resistant coronavirus variants), the military conflict in Ukraine and imposition of sanctions on Russia, or our future financial condition and performance. Furthermore, because our 2021 ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions, including as a result of the COVID-19 pandemic (including the emergence and spread of vaccine resistant coronavirus variants) or the military conflict in Ukraine and imposition of sanctions on Russia, that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the 2021 ABL Revolving Credit Facility.
Share Repurchases
As of March 31, 2022, there is $186,105 remaining under our $200,000 2022 Share Repurchase Program, which we intend to fund through the fourth fiscal quarter of 2024. Additional information regarding our share repurchases during fiscal year 2022 is presented in Part II, Item 5 of this Annual Report.

Long-Term Debt and Credit Agreements
As of March 31, 2022, we had actual total indebtedness of $670,000, which consisted of the following:

March 31, 2022
Credit Agreements:
2021 ABL Revolving Credit Facility	$170,000
4.5% Senior Notes	500,000
Less: unamortized deferred financing costs	(3,886)
Carrying amount of long-term debt	$666,114
Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 37% as of March 31, 2022.
See Note 13, Long-term Debt, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for a detailed discussion of our indebtedness.
Material Cash Requirements
The following tables summarize our material cash requirements as of March 31, 2022:

		Material cash requirements by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Long-term debt	$670,000	$—	$—	$170,000	$500,000
Interest on debt	172,517	26,255	52,508	48,754	45,000
Operating leases	130,630	18,484	31,051	25,519	55,576
Purchase commitments and other	259,108	106,220	152,888	—	—
Total	$1,232,255	$150,959	$236,447	$244,273	$600,576
Payments for interest is based on outstanding debt as of March 31, 2022.
Pension benefit obligation has been excluded from the Contractual Obligations table (see Note 14, Employee Benefit Plans), to the consolidated financial statements in Part II, Item 8 of this Annual Report, for details on our required contributions to our pension trust.
The total liability for uncertain tax positions as of March 31, 2022 was approximately $24,719 (see Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8, of this Annual Report), none of which is expected to be paid within 12 months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for such costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not currently expect that these potential liabilities, individually or in the aggregate, will have a material adverse effect on our operating results, financial condition, or cash flows.
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
Dependence on Key Customers; Concentration of Credit
No customer contributed more than 10% of sales during fiscal years 2022 and 2021; however, Walmart accounted for approximately 13% of our total fiscal year 2020 sales. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs that may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses, if the selling prices of our products are not able to offset these increased costs. Additionally, inflation may potentially impact demand as consumers reduce discretionary spending. We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Sporting Products Segment. See Note 4, Derivative Financial Instruments, to the consolidated financial statements included in this Annual Report for additional information.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. A significant portion of our indebtedness consists of revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $170 million of variable-rate indebtedness (which was the amount of out indebtedness outstanding as of April 1, 2022), a change of 1/8 of one percent in interest rates would result in a $0.2 million change in annual estimated interest expense. Our indebtedness as of April 1, 2021 did not include any outstanding variable debt. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We may use derivatives to hedge certain interest rate, foreign currency exchange rate, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. Additional information regarding these financial instruments is contained in Note 2, Fair Value of Financial Instruments, to the audited consolidated financial statements included in this Annual Report. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Vista Outdoor Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Acquisition – Forecast of Future Cash Flows for Certain Assets Acquired – Refer to Note 7 to the financial statements

Critical Audit Matter Description

On September 28, 2021, the Company acquired Foresight Sports for $471 million. The Company allocated the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, which resulted in the Foresight tradename being recorded in the amount of $42.5 million and customer relationships of $69.1 million. The Company estimated the fair value of the tradename and customer relationships using an income approach which required management to make significant estimates and assumptions related to the forecasts of future sales and the discount rate. Changes in these assumptions could have a significant impact on the fair value.

We identified the fair value determination of acquired intangible assets, specifically the Foresight tradename and customer relationships, as a critical audit matter due to the significant estimates and assumptions required in determining the forecasts of future sales and the discount rate. There was a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to the selection of the discount rate and forecasts of future sales.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future sales and the selection of the discount rate for the Foresight acquisition included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over the forecasts of future sales and selection of the discount rate.
•We inquired of appropriate individuals, both within and outside of finance, regarding the sales forecasts.
•We evaluated the reasonableness of management’s forecasts of sales by comparing the forecasts to:
–Historical sales and growth rates of the acquired entity, as well as order backlog as of the date of acquisition.
–Internal communications to management and the Board of Directors.
–Forecasted information included in analyst and industry reports for the Company, applicable market data, and certain of its peer companies.
–Evidence obtained in other areas of the audit, including retrospective reviews of post-acquisition financial results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculations.
–Comparing the discount rate to market data.
–Developing ranges of independent estimates and comparing those to the discount rate selected by management.
–Comparing the estimated weighted average return on assets, internal rate of return, and the discount rate used in the valuation models and evaluating whether they were consistent with each other.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
May 24, 2022
We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$22,584	$243,265
Net receivables	356,773	301,575
Net inventories	642,976	454,504
Income tax receivable	43,560	37,870
Other current assets	45,050	27,018
Total current assets	1,110,943	1,064,232
Net property, plant, and equipment	211,087	197,531
Operating lease assets	78,252	72,400
Goodwill	481,857	86,082
Net intangible assets	459,795	314,955
Deferred charges and other non-current assets	54,267	29,739
Total assets	$2,396,201	$1,764,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146,697	$163,839
Accrued compensation	79,171	63,318
Federal excise, use, and other taxes	40,825	23,092
Other current liabilities	127,180	120,568
Total current liabilities	393,873	370,817
Long-term debt	666,114	495,564
Deferred income tax liabilities	29,304	8,235
Long-term operating lease liabilities	80,083	77,375
Accrued pension and postemployment benefits	22,634	33,503
Other long-term liabilities	79,794	42,448
Total liabilities	1,271,802	1,027,942
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—56,093,456 shares as of March 31, 2022 and 58,561,016 shares as of March 31, 2021	560	585
Additional paid-in-capital	1,730,927	1,731,479
Accumulated deficit	(220,810)	(694,036)
Accumulated other comprehensive loss	(76,679)	(83,195)
Common stock in treasury, at cost—7,870,983 shares held as of March 31, 2022 and 5,403,423 shares held as of March 31, 2021	(309,599)	(217,836)
Total stockholders' equity	1,124,399	736,997
Total liabilities and stockholders' equity	$2,396,201	$1,764,939
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
(Amounts in thousands except per share data)	2022	2021	2020
Sales, net	$3,044,621	$2,225,522	$1,755,871
Cost of sales	1,935,389	1,592,562	1,397,105
Gross profit	1,109,232	632,960	358,766
Operating expenses:
Research and development	28,737	22,538	22,998
Selling, general, and administrative	434,273	337,460	302,554
Impairment of goodwill and intangibles (Note 11)	—	—	155,588
Impairment of held-for-sale assets (Notes 7)	—	—	9,429
Earnings (loss) before interest, income taxes, and other	646,222	272,962	(131,803)
Other income (expense):
Gain (loss) on divestitures (Note 7)	—	18,467	(433)
Loss on extinguishment of debt (Note 13)	—	(6,471)	—
Earnings (loss) before interest and income taxes	646,222	284,958	(132,236)
Interest expense, net	(25,264)	(25,574)	(38,791)
Earnings (loss) before income taxes	620,958	259,384	(171,027)
Income tax (provision) benefit	(147,732)	6,628	15,948
Net income (loss)	$473,226	$266,012	$(155,079)
Earnings (loss) per common share:
Basic	$8.27	$4.57	$(2.68)
Diluted	$8.00	$4.44	$(2.68)

Weighted-average number of common shares outstanding:
Basic	57,190	58,241	57,846
Diluted	59,137	59,905	57,846

Net income (loss) (from above)	$473,226	$266,012	$(155,079)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $434, $77, and $0	(1,336)	(236)	(313)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(1,215), $(950), and $0	3,744	2,927	3,247
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $(1,434), $(4,055), and $0	4,683	12,496	(21,617)
Change in derivative instruments, net of tax benefit (expense) of $168, $(515), and $0	(517)	1,587	(2,161)
Reclassification of currency translation gains	—	—	3,150
Change in cumulative translation adjustment	(58)	1,025	(333)
Total other comprehensive income (loss)	6,516	17,799	(18,027)
Comprehensive income (loss)	$479,742	$283,811	$(173,106)
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2022	2021	2020
Operating Activities
Net income (loss)	$473,226	$266,012	$(155,079)
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	46,094	45,264	47,863
Amortization of intangible assets	26,246	19,846	19,995
Amortization of deferred financing costs	1,411	2,922	6,087
Change in fair value of contingent consideration	955	—	—
Impairment of held-for-sale assets	—	—	9,429
Impairment of goodwill and intangibles (Note 11)	—	—	155,588
(Gain) loss on sale of businesses (Note 7)	—	(18,467)	433
Deferred income taxes	11,857	(10,106)	(4,521)
Loss (gain) on disposal of property, plant, and equipment	796	4,565	(1,117)
Loss on extinguishment of debt	—	6,471	—
Share-based compensation	27,407	13,303	6,810
Changes in assets and liabilities:
Net receivables	(50,631)	17,495	44,256
Net inventories	(172,741)	(84,185)	(7,675)
Accounts payable	(24,350)	72,946	(12,543)
Accrued compensation	14,370	22,617	1,481
Accrued income taxes	(3,968)	(37,397)	(12,053)
Federal excise, use, and other taxes	8,111	3,323	(1,227)
Pension and other postretirement benefits	(1,561)	(6,607)	(4,542)
Other assets and liabilities	(38,911)	27,372	(16,440)
Cash provided by operating activities	318,311	345,374	76,745
Investing Activities
Capital expenditures	(42,782)	(30,166)	(23,768)
Proceeds from the sale of businesses	—	23,654	156,567
Acquisition of businesses, net of cash received	(545,467)	(95,605)	—
Proceeds from the disposition of property, plant, and equipment	411	99	277
Cash (used for) provided by investing activities	(587,838)	(102,018)	133,076
Financing Activities
Borrowings on lines of credit	400,000	73,077	410,634
Payments made on lines of credit	(230,000)	(240,333)	(463,382)
Proceeds from issuance of long-term debt	—	500,000	—
Payments made on long-term debt	—	(350,000)	(144,509)
Payments made for debt issue costs and prepayment premiums	(1,061)	(6,496)	(1,033)
Early redemption of long-term debt	—	(5,141)	—
Deferred payments for acquisitions	—	—	(1,348)
Proceeds from exercise of stock options	533	1,386	315
Purchase of treasury shares	(113,195)	—	—
Payment of employee taxes related to vested stock awards	(7,310)	(4,133)	(735)
Cash provided by (used for) financing activities	48,967	(31,640)	(200,058)
Effect of foreign currency exchange rate fluctuations on cash	(121)	174	(323)
(Decrease) increase in cash and cash equivalents	(220,681)	211,890	9,440
Cash and cash equivalents at beginning of year	243,265	31,375	21,935
Cash and cash equivalents at end of year	$22,584	$243,265	$31,375
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$1,656	$2,004	$2,923
Contingent consideration in connection with business combinations	$(35,964)	$—	$—
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2019	57,710,934	$577	$1,752,419	$(804,969)	$(82,967)	$(256,020)	$609,040
Comprehensive loss	—	—	—	(155,079)	(18,027)	—	(173,106)
Share-based compensation	—	—	6,810	—	—	—	6,810
Restricted stock vested and shares withheld	202,172	—	(12,200)	—	—	11,579	(621)
Employee stock purchase program	43,225	—	(1,451)	—	—	1,766	315
Other	82,491	3	(1,482)	—	—	1,546	67
Balance, March 31, 2020	58,038,822	580	1,744,096	(960,048)	(100,994)	(241,129)	442,505
Comprehensive income	—	—	—	266,012	17,799	—	283,811
Exercise of stock options	92,604	—	(2,370)	—	—	3,756	1,386
Share-based compensation	—	—	13,303	—	—	—	13,303
Restricted stock vested and shares withheld	304,099	—	(18,773)	—	—	14,444	(4,329)
Employee stock purchase program	15,742	—	(322)	—	—	638	316
Other	109,749	5	(4,455)	—	—	4,455	5
Balance, March 31, 2021	58,561,016	585	1,731,479	(694,036)	(83,195)	(217,836)	736,997
Comprehensive income	—	—	—	473,226	6,516	—	479,742
Exercise of stock options	28,921	—	(607)	—	—	1,140	533
Share-based compensation	—	—	27,407	—	—	—	27,407
Restricted stock vested and shares withheld	406,691	—	(24,823)	—	—	17,206	(7,617)
Employee stock purchase program	12,799	—	(2)	—	—	504	502
Treasury shares purchased	(2,980,681)	(30)	—	—	—	(113,165)	(113,195)
Other	64,710	5	(2,527)	—	—	2,552	30
Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations and Basis of Presentation. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us") is a leading global designer, manufacturer and marketer of consumer products in the outdoor sports and recreation markets. We operate in two segments, Sporting Products and Outdoor Products. We are headquartered in Anoka, Minnesota and have 26 manufacturing and distribution facilities in the U.S., Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We were incorporated in Delaware in 2014. The consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the U.S.
Reclassifications. Changes to the mathematical sign used to denote income taxes for fiscal year 2020 were made to conform to the current period presentation in the consolidated statements of comprehensive income. This reclassification had no impact to our key metrics including Earnings (loss) before income taxes or Net income (loss).
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
Advertising Costs. Advertising and promotional costs including print ads, commercials, catalogs, and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $58,028, $44,600, and $37,950 for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
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
Warranty Costs. We provide consumer warranties against manufacturing defects on certain products within the Sporting Products and Outdoor Products segments with warranty periods typically ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 12, Other Current Liabilities, for additional detail.
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
Goodwill. We test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment as of January 1, 2022, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.

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
Indefinite Lived Intangible Assets. Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2022, and concluded there were no indicators of impairment on our indefinite lived intangibles. See Note 11, Goodwill and Intangible Assets, for discussion and details.
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
Business Combinations. We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The fair value calculation of initial contingent consideration associated with the purchase price also uses unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation analysis in a risk-neutral framework. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments. During the measurement period of one year from the acquisition date, we continue to collect information and reevaluate our estimates and assumptions, and record any adjustments to these estimates to goodwill. See Note 7, Acquisitions and Divestitures, for additional information.

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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $7,354 and $6,214 as of March 31, 2022 and 2021, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive loss ("AOCL") in stockholders' equity. Income and expenses in foreign currencies are translated at the average exchange rate during the period.

Accumulated Other Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31,
	2022	2021
Derivatives	$(356)	$161
Pension and other postretirement benefit liabilities	(71,075)	(78,166)
Cumulative translation adjustment	(5,248)	(5,190)
Total accumulated other comprehensive loss	$(76,679)	$(83,195)
The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Years ended March 31,
	2022				2021
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$161	$(78,166)	$(5,190)	$(83,195)	$(1,426)	$(93,353)	$(6,215)	$(100,994)
Change in fair value of derivatives	1,224	—	—	1,224	1,309	—	—	1,309
Net loss (gain) reclassified from AOCL	(1,741)	—	—	(1,741)	278	—	—	278
Net actuarial losses reclassified from AOCL (1)	—	3,744	—	3,744	—	2,927	—	2,927
Prior service costs reclassified from AOCL (1)	—	(1,336)	—	(1,336)	—	(236)	—	(236)
Valuation adjustment for pension and postretirement benefit plans (1)	—	4,683	—	4,683	—	12,496	—	12,496
Net change in cumulative translation adjustment	—	—	(58)	(58)	—	—	1,025	1,025
End of year AOCL	$(356)	$(71,075)	$(5,248)	$(76,679)	$161	$(78,166)	$(5,190)	$(83,195)
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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. This update is effective for fiscal years beginning after December 15, 2022. We early adopted ASU 2021-08 during the third quarter of fiscal year 2022, and retroactively applied it to periods beginning on April 1, 2021. The adoption of this standard did not have a material impact to our purchase accounting and our consolidated financial statements and related disclosures.
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
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in Selling, general, and administrative in the consolidated statement of comprehensive income (loss). As of March 31, 2022, the estimated fair values of earn-outs payable related to our acquisitions of QuietKat, Fiber, Stone Glacier, and HEVI-Shot are $23,134, $3,625, $9,939, and $392, respectively. See Note 7, Acquisitions and Divestitures, for additional information.
Following is a summary of our long-term contingent consideration liability Level 3 activity during fiscal year 2022:

Balance, March 31, 2021	$153
Additions	35,964
Reclassification to current liabilities	(78)
Increase in fair value	955
Balance, March 31, 2022	$36,994

Contingent consideration liabilities are reported under the following captions in the consolidated balance sheets:

	March 31,
	2022	2021
Other current liabilities	$96	$18
Other long-term liabilities	36,994	153
Total	$37,090	$171

Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of March 31, 2022 and March 31, 2021 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of March 31, 2022 and March 31, 2021 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	March 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt (1)	$500,000	$460,000	$500,000	$493,750
Variable rate debt (2)	170,000	170,000	—	—
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
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value because the interest rates are variable and reflective of market rates as of March 31, 2022. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 1, Significant Accounting Policies, for further information on our accounting policies regarding long-lived assets.
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
The amounts of assets and liabilities related to our operating leases were as follows.

		March 31,
	Balance Sheet Caption	2022	2021
Assets:
Operating lease assets	Operating lease assets	$78,252	$72,400

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$11,804	$10,044
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	80,083	77,375
Total lease liabilities		$91,887	$87,419

The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Years ended March 31,
	2022	2021
Fixed operating lease costs (1)	$22,917	$20,759
Variable operating lease costs	3,322	2,756
Operating and Sublease income	(483)	(802)
Net lease costs	$25,756	$22,713
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31,
	2022	2021
Weighted Average Remaining Lease Term (Years):
Operating leases	8.65	9.32

Weighted Average Discount Rate:
Operating leases	7.99%	8.64%
The approximate future minimum lease payments under operating leases were as follows:

Fiscal year 2023	$18,484
Fiscal year 2024	16,353
Fiscal year 2025	14,698
Fiscal year 2026	13,200
Fiscal year 2027	12,319
Thereafter	55,576
Total lease payments	130,630
Less imputed interest	(38,743)
Present value of lease liabilities	$91,887
Supplemental cash flow information related to leases is as follows:

	Years ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$19,268	$17,524
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$15,537	$13,167
4. Derivative Financial Instruments
In the normal course of business, we are exposed to market risks arising from adverse changes in:
•commodity prices affecting the cost of raw materials, and
•interest rates
We use designated cash flow hedges to manage our level of exposure.
We entered into various commodity forward contracts during fiscal year 2022 in accordance with our accounting policies in Note 1, Significant Accounting Policies. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of March 31, 2022, we had outstanding lead forward contracts on 1.8 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
5. Revenue Recognition
Consistent with our changes in reportable segments during the third quarter of fiscal year 2022, see Note 17, Operating Segment Information, for additional information, we changed our presentation of disaggregated revenue to align with the new segment structure and names. Prior comparative periods have been restated to conform to the change in our reportable segments. The following tables disaggregate our net sales by major product category:

	Years ended March 31,
	2022			2021
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$1,737,891	$—	$1,737,891	$1,119,754	$—	$1,119,754
Outdoor Accessories (2)	—	442,348	442,348	—	398,938	398,938
Action Sports (3)	—	401,984	401,984	—	364,454	364,454
Outdoor Recreation (4)	—	462,398	462,398	—	342,376	342,376
Total	$1,737,891	$1,306,730	$3,044,621	$1,119,754	$1,105,768	$2,225,522

Geographic Region
United States	$1,632,507	$976,939	$2,609,446	$1,038,403	$867,551	$1,905,954
Rest of the World	105,384	329,791	435,175	81,351	238,217	319,568
Total	$1,737,891	$1,306,730	$3,044,621	$1,119,754	$1,105,768	$2,225,522
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories (formerly named Hunting and Shooting) operating segment and our Stone Glacier business.
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
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Years ended March 31,
	2022	2021	2020
Numerator:
Net income (loss)	$473,226	$266,012	$(155,079)
Denominator:
Weighted-average number of common shares outstanding, basic	57,190	58,241	57,846
Dilutive effect of stock-based awards (1)	1,947	1,664	—
Diluted shares	59,137	59,905	57,846
Earnings (loss) per common share:
Basic	$8.27	$4.57	$(2.68)
Diluted	$8.00	$4.44	$(2.68)
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 0 and 543 for the fiscal years ended March 31, 2022 and 2021, respectively. Due to the loss from continuing operations for the fiscal year ended March 31, 2020, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive.

7. Acquisitions and Divestitures
During the fourth quarter of fiscal year 2022, we acquired Stone Glacier, a premium brand focused on ultralightweight, performance hunting gear designed for backcountry use. The addition of Stone Glacier allows us to enter the packs, camping equipment, and technical apparel categories with a fast-growing brand and provide a foundation for us to leverage camping category synergies. The results of this business are reported within the Outdoor Products segment. Contingent consideration with an initial fair value of $9,939 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
During the third quarter of fiscal year 2022, we acquired Fiber Energy Products, a leader in all-natural wood grilling pellets. This strategic transaction secures a continuous supply of pellets for our Camp Chef business and expands our revenue in a consumable category. The results of this business are reported within the Outdoor Products segment. Contingent consideration with an initial fair value of $3,625 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for more information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2022, and no significant changes were recorded. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
During the third quarter of fiscal year 2022, we acquired Foresight, a leading designer and manufacturer of golf performance analysis, entertainment, and game enhancement technologies for approximately $470,772. The purchase agreement includes $5,599 related to employee retention payments, which will be accounted for separately from the business combination as post combination compensation expense. Contingent payments of up to $25,000 if certain net sales targets are met will also be accounted for separately from the business combination as post combination compensation expense. We used cash on hand and available liquidity under our 2021 ABL Revolving Credit Facility to complete the transaction. The results of this business are reported within the Outdoor Products segment.
Foresight's net sales of $61,173 and net income of $18,423 since the acquisition date, September 28, 2021, are included in our consolidated results for the fiscal year ended March 31, 2022, and are reflected in the Outdoor Products segment.
We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.

Foresight preliminary purchase price allocation:

	September 28, 2021
Total consideration transferred		$470,772
Fair value of assets acquired:
Accounts receivable	$2,806
Inventories	10,780
Intangible assets	131,500
Property, plant, and equipment	1,870
Operating lease assets	6,506
Other assets	2,006
Total assets	155,468
Fair value of liabilities assumed:
Accounts payable	6,177
Customer deposits	2,084
Long-term operating lease liabilities	5,961
Contract liabilities	2,992
Other liabilities	1,729
Other long-term liabilities	9,182
Total liabilities	28,125
Net assets acquired		127,343
Goodwill		$343,429
Foresight intangible assets above include:

	Value	Useful life (years)
Tradenames	$42,500	20
Patented technology	19,900	5 to 10
Customer Relationships	69,100	5 to 15
Foresight supplemental pro forma data:
The following unaudited pro forma financial information presents our results as if the Foresight acquisition had been completed on April 1, 2020:

	Years ended March 31,
	2022	2021
Sales, net	$3,088,220	$2,296,413
Net income	515,345	268,547
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income:

	Years ended March 31,
	2022	2021
Fees for advisory, legal, and accounting services (1)	$(3,080)	$3,080
Inventory step-up, net (2)	(1,247)	$1,247
Interest (3)	2,203	6,565
Depreciation & amortization (4) (5)	4,961	8,122
Income tax provision (6)	3,520	5,520
(1) During the fiscal year ended March 31, 2022, we incurred a total of $3,080 in acquisition related costs, including legal and other professional fees, related to the acquisition, all of which were reported in selling, general, and administrative expense in the consolidated statements of comprehensive income. This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal 2021.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory which was expensed in full during the third quarter of fiscal year 2022. This adjustment is to show the results as if that expense was incurred during the first quarter of fiscal 2021.
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
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of our future consolidated results of operations. The pro forma financial information presented above has been derived from our historical consolidated financial statements and from the historical accounting records of Foresight.
During the first quarter of fiscal year 2022, we acquired QuietKat, an electric bicycle company that specializes in designing, manufacturing, and marketing rugged, all-terrain eBikes. The results of this business are reported within the Outdoor Products segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years, provided the key members continue their employment with us through the respective milestone dates. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

During the fourth quarter of fiscal year 2021, we acquired HEVI-Shot Ammunition, which added specialized lead-free ammunition capabilities and another iconic brand to our ammunition portfolio. Contingent consideration with an initial fair value of $176 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the first quarter of fiscal year 2022, and no significant changes were recorded.
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
We accounted for the acquisition of Remington as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2021, and no significant changes were recorded. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies along with the assembled workforce acquired. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes. The results of this business are reported in our Sporting Products segment.
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

Supplemental Pro Forma Data:
The following pro forma financial information presents our results as if the Remington acquisition had been completed on April 1, 2019:

	Years ended March 31,
	2021	2020
Sales, net	$2,298,396	$1,933,699
Net income (loss)	255,022	(205,399)
The unaudited supplemental pro forma data above include the following significant non-recurring adjustments to net income:

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
Divestiture of Businesses
During the third quarter of fiscal year 2021, we sold a non-strategic business in our Sporting Products segment. As part of the agreement, we provided limited transition services during fiscal 2021. During the three months ended December 27, 2020, we recognized a pretax gain on this divestiture of approximately $18,467, which was included in other income/(expense) on the consolidated statement of comprehensive income (loss). This transaction did not meet the criteria for discontinued operations as it did not represent a strategic shift that will have a major effect on our ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit.
During the fourth quarter of fiscal year 2020, Vista Outdoor Inc. and one of its subsidiaries, Vista Outdoor Operations LLC, sold our Firearms business, which was part of our Sporting Products segment and comprised our Firearms reporting unit, for a total purchase price of $170,000. We received cash proceeds net of transactions costs of $154,123 and $12,000 in the form of a sellers note due on July 5, 2024. See Notes 2, Fair Value of Financial Instruments, and 8, Receivables, for additional information. During fiscal year 2020, we recognized a pretax loss on this divestiture of $433, which is included in other income/(expense) on the consolidated statement of comprehensive income (loss).

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
Net receivables are summarized as follows:

	March 31,
	2022	2021
Trade receivables	$357,584	$307,098
Other receivables	13,699	7,899
Less: allowance for estimated credit losses and discounts	(14,510)	(13,422)
Net receivables	$356,773	$301,575
Walmart accounted for 14% and 18% of the total trade receivables balance as of March 31, 2022 and 2021, respectively. No other customer represented more than 10% of total trade receivables balance as of March 31, 2022 and 2021.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2020	$14,760
Provision for credit losses	1,817
Write-off of uncollectible amounts, net of recoveries	(1,875)
Other adjustments	(1,280)
Balance, March 31, 2021	13,422
Provision for credit losses	2,350
Write-off of uncollectible amounts, net of recoveries	(1,188)
Other adjustments	(74)
Balance, March 31, 2022	$14,510
Note Receivable, see Note 2, Fair Value of Financial Instruments, is summarized as follows:

	March 31,
	2022	2021
Principal	$12,000	$12,000
Less: unamortized discount	(2,308)	(3,189)
Note receivable, net, included within deferred charges and other non-current assets	$9,692	$8,811
9. Inventories
Net inventories consist of the following:

	March 31,
	2022	2021
Raw materials	$220,425	$133,970
Work in process	60,390	47,829
Finished goods	362,161	272,705
Net inventories	$642,976	$454,504

We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $14,662 and $12,226 as of March 31, 2022 and 2021, respectively.
10. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 20 years and buildings and improvements are depreciated over 1 to 30 years. Depreciation expense was $46,094, $45,264, and $47,863 in fiscal years 2022, 2021, and 2020, respectively.
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
Property, plant, and equipment consists of the following:

	March 31,
	2022	2021
Land	$12,575	$10,844
Buildings and improvements	84,916	78,185
Machinery and equipment	461,635	456,001
Property not yet in service	19,672	17,952
Gross property, plant, and equipment	578,798	562,982
Less: accumulated depreciation	(367,711)	(365,451)
Net property, plant, and equipment	$211,087	$197,531
11. Goodwill and Intangible Assets
The change in the carrying value of goodwill was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2020	$83,167	$—	$83,167
Acquisitions	5,680	—	5,680
Divestitures	(2,765)	—	(2,765)
Balance, March 31, 2021	86,082	—	86,082
Acquisitions	23	395,752	395,775
Balance, March 31, 2022	$86,105	$395,752	$481,857
See Note 7, Acquisitions and Divestitures, for details of our acquisitions and divestitures during fiscal years 2022 and 2021. As of March 31, 2022, there are $994,207 of accumulated impairment losses recorded within the Outdoor Products segment, all of which were recorded prior to March 31, 2021. The goodwill recorded within the Sporting Products segment has no accumulated impairment losses.
Fiscal year 2022 annual assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. We completed a step zero assessment as of January 1, 2022 and concluded there were no indicators of impairment.
Our indefinite lived intangibles are not amortized and are tested for impairment annually or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2022, in accordance with our accounting policies described in Note 1, Significant Accounting Policies, and concluded there were no indicators of impairment.

Fiscal year 2021 annual assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. We completed a step zero assessment as of January 1, 2021 and concluded there were no indicators of impairment.
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
Fiscal year 2020 assessment
At the beginning of the fourth quarter of fiscal year 2020, we determined there was a change to our reporting units. Hydration and Outdoor Cooking, which were historically components of the Outdoor Recreation reporting unit, were identified as two separate reporting units. Accordingly, we were required to evaluate whether there was impairment at the historical Outdoor Recreation reporting unit and allocate to Hydration and Outdoor Cooking a portion of the respective historical reporting unit goodwill. Concurrent with our annual goodwill impairment testing, we performed a quantitative impairment analysis on the historical Outdoor Recreation reporting unit and concluded there was excess carrying value over fair value. As a result, we recorded goodwill impairment of $121,329, which left no remaining goodwill in the historical Outdoor Recreation reporting unit, or the newly identified reporting units of Hydration and Outdoor Cooking. We also performed a quantitative impairment analysis on the Ammunition reporting unit and concluded there was excess fair value over carrying value, therefore no impairment was recorded on this reporting unit. To determine the fair value under the income approach, we used, based on our judgment, a discount rate of 12.5% and a terminal growth rate of 3.0%.
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
Net intangibles consisted of the following:

	March 31,
	2022			2021
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(23,756)	$90,159	$49,560	$(18,174)	$31,386
Patented technology	36,854	(13,324)	23,530	16,954	(11,354)	5,600
Customer relationships and other	328,168	(117,664)	210,504	241,306	(98,939)	142,367
Total	478,937	(154,744)	324,193	307,820	(128,467)	179,353
Non-amortizing trade names	135,602	—	135,602	135,602	—	135,602
Net intangible assets	$614,539	$(154,744)	$459,795	$443,422	$(128,467)	$314,955

The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.5 years.
Amortization expense related to these assets was $26,246, $19,846 and $19,995 in fiscal years 2022, 2021, and 2020, respectively, which is included within cost of sales. We expect amortization expense related to these assets in each of the next five fiscal years and beyond to be incurred as follows:

Fiscal year 2023	$32,323
Fiscal year 2024	32,271
Fiscal year 2025	32,253
Fiscal year 2026	29,244
Fiscal year 2027	27,794
Thereafter	170,308
Total	$324,193
12. Other Current Liabilities
The major categories over 5% of current liabilities are as follows:

	March 31,
	2022	2021
Accrual for in-transit inventory	$11,620	$24,356
Other	115,560	96,212
Total other current liabilities	$127,180	$120,568
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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance as of March 31, 2020	$9,149
Payments made	(4,475)
Warranties issued	4,382
Changes related to pre-existing warranties and other adjustments	(360)
Balance as of March 31, 2021	8,696
Payments made	(4,169)
Warranties issued	4,479
Changes related to pre-existing warranties and other adjustments	67
Balance as of March 31, 2022	$9,073
13. Long-term Debt

	March 31,
	2022	2021
2021 ABL Revolving Credit Facility	$170,000	$—
4.5% Senior Notes	500,000	500,000
Less: unamortized deferred financing costs	(3,886)	(4,436)
Carrying amount of long-term debt	$666,114	$495,564

Credit Agreements—In fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility, by entering into the 2021 ABL Revolving Credit Facility, which provides for a $450,000 senior secured asset-based revolving credit facility. The amount available under the 2021 ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2021 ABL Revolving Credit Facility described below. As of March 31, 2022, the Excess Availability, based on the borrowing base less outstanding borrowings of $170,000 and outstanding letters of credit of $16,791, less the minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $218,209. The 2021 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2021 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Borrowings under the 2021 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%. The rates vary based on our Average Excess Availability under the 2021 ABL Revolving Credit Facility. As of March 31, 2022, the margin under the 2021 ABL Revolving Credit Facility was 0.50% for base rate loans and 1.50% for LIBO rate loans. The weighted average interest rate for our borrowings under the 2021 ABL Revolving Credit Facility as of March 31, 2022 was 1.94%. We pay a commitment fee on the unused commitments under the 2021 ABL Revolving Credit Facility of 0.175% per annum.
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

Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2022:

Fiscal year 2023	$—
Fiscal year 2024	—
Fiscal year 2025	—
Fiscal year 2026	170,000
Fiscal year 2027	—
Thereafter	500,000
Total	$670,000
Covenants
2021 ABL Revolving Credit Facility—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2021 ABL Revolving Credit Facility contains a financial covenant that the Excess Availability under the 2021 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $42,500. As a result of this financial covenant, we must maintain the greater of 10% of the line cap or $42,500 of availability in order to satisfy the financial covenant. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the 2021 ABL Revolving Credit Facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2021 ABL Revolving Credit Facility was $218,209 as of March 31, 2022. Vista Outdoor has the option to increase the amount of the 2021 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2021 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of March 31, 2022, we were in compliance with the covenants of both of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt—Cash paid for interest totaled $25,328, $28,262, and $38,839 in fiscal years 2022, 2021, and 2020, respectively.
14. Employee Benefit Plans
Defined Benefit Plan
During fiscal year 2022, we recognized an aggregate net expense for employee defined benefit plans of $426. During fiscal years 2021 and 2020, we recognized an aggregate net benefit for employee defined benefit plans of $86 and $406, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") for our other post-retirement benefit plans. The weighted average discount rate used to determine the pension benefit obligation was 3.60% and 3.05% as of March 31, 2022 and 2021, respectively. The increase in the discount rate decreases the benefit obligation and takes into consideration the actual return on the plan assets. The fair value of the plan assets was $171,573 and $176,268 as of March 31, 2022 and 2021, respectively. The benefit obligation was $192,945 and $209,021 as of March 31, 2022 and 2021, respectively. This resulted in an unfunded liability of $21,372 and $32,753 as of March 31, 2022 and 2021,

respectively, which is primarily recorded within accrued pension and post-employment benefits liability on the consolidated balance sheet.
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
The weighted average interest crediting rate was 4% for fiscal years 2022 and 2021, respectively. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 5.5% and 6.0% over the long-term within reasonable and prudent levels of risk as of March 31, 2022 and 2021, and (2) to preserve the real purchasing power of assets to meet future obligations.
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
Employer contributions and distributions—We made contributions of $1,300, $7,100, and $3,600 directly to our pension trust; made contributions of $0, $0, and $0 to our other postretirement benefit plans; and, distributed $0, $0, and $1 directly to retirees under our non-qualified supplemental executive retirement plans during fiscal years 2022, 2021, and 2020, respectively.
Substantially all contributions made to our pension trust were required by local funding requirements. We currently expect to make contributions of $0 during fiscal year 2023. The final amount of pension contributions we make in fiscal year 2023 and future years is dependent on our election of various implementation options provided to us by the American Rescue Plan Act of 2021, which was signed into law in March 2021. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets, and legislative changes. Actual future pension costs and required funding obligations will be affected by changes to these assumptions.
The following benefit payments, which reflect expected future service, are expected to be paid primarily out of the pension trust:

Fiscal year 2023	$13,737
Fiscal year 2024	13,279
Fiscal year 2025	14,063
Fiscal year 2026	13,481
Fiscal year 2027	13,152
Fiscal years 2028 through 2032	63,305
Defined Contribution Plan
We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the U.S.
Total contributions in fiscal years 2022, 2021, and 2020 were $20,462, $12,909, and $12,166, respectively.

15. Income Taxes
Income (loss) before income taxes is as follows:

	Years ended March 31,
	2022	2021	2020
Current:
U.S.	$619,464	$259,009	$(173,255)
Non-U.S.	1,494	375	2,228
Income (loss) before income taxes	$620,958	$259,384	$(171,027)
Our income tax (provision) benefit consists of:

	Years ended March 31,
	2022	2021	2020
Current:
Federal	$(107,429)	$15,723	$10,210
State	(28,119)	(18,684)	1,585
Non-US	(739)	(350)	(197)
Deferred:
Federal	(10,327)	2,668	2,799
State	(1,483)	7,271	1,703
Non-US	365	—	(152)
Income tax (provision) benefit	$(147,732)	$6,628	$15,948
The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years ended March 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal impact	3.9%	4.6%	1.1%
Nondeductible goodwill impairment	—%	—%	(11.3)%
Nondeductible loss on divestiture	—%	(0.4)%	(1.0)%
Change in tax contingency	(0.7)%	(3.6)%	4.5%
Impact of law changes	—%	(4.1)%	1.8%
Valuation allowance	—%	(19.0)%	(4.8)%
Other	(0.4)%	(1.1)%	(2.0)%
Effective income tax rate	23.8%	(2.6)%	9.3%
The effective tax rate for the current year is reflective of the federal statutory rate of 21% increased by the state taxes and partially offset by changes in tax contingency.
The current year increase in the effective tax rate as compared to the prior year is primarily due to the impact of the prior year decreases in the valuation allowance driven by earnings, the 2021 benefit of the loss carrybacks to prior profitable years as permitted under IRS regulations issued under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which permitted us to realize previously valued tax assets, and the release of a greater amount of reserves for uncertain tax positions due to statute expiration last year.

Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as non-current assets or liabilities. As of March 31, 2022 and 2021, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2022	2021
Deferred tax assets:
Inventories	$7,178	$7,359
Retirement benefits	5,384	8,174
Accounts receivable	6,664	8,417
Accruals for employee benefits	7,917	11,216
Other reserves	3,146	3,906
Loss and credit carryforwards	3,082	4,040
Capital loss carryforward	19,598	19,666
Operating lease liabilities	18,984	18,623
Other	4,926	2,970
Total deferred tax assets	76,879	84,371
Valuation allowance	(20,417)	(22,528)
Total net deferred assets	56,462	61,843
Deferred tax liabilities:
Intangible assets	(43,957)	(29,847)
Property, plant, and equipment	(24,571)	(23,420)
Operating lease assets	(17,238)	(16,811)
Total deferred tax liabilities	(85,766)	(70,078)
Net deferred income tax liability	$(29,304)	$(8,235)
As of March 31, 2022, our deferred tax assets were primarily the result of capital loss carryforwards and other deferred tax assets. We have capital loss carryforwards totaling $19,598 as of March 31, 2022, which, if unused, will expire in 2025.
As of March 31, 2022, there are federal and state net operating loss and credit carryovers of $3,082, which, if unused, will expire in years March 31, 2023 through March 31, 2043. The carryforwards expiring in fiscal year 2023 are not material.
We have valuation allowances on certain deferred tax assets of $20,417 and $22,528 at March 31, 2022 and 2021, respectively. The decrease in valuation allowance from year end 2021 to year end 2022 was primarily due to U.S. state tax attributes. For the fiscal year ended March 31, 2021, we recorded a net valuation allowance release of $49,537 on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income taxes paid, net of refunds, totaled $139,238 and $40,793 in fiscal year 2022 and fiscal year 2021, respectively.
We filed amended income tax returns in fiscal year 2021 requesting total refunds of $42,193, as permitted by the CARES Act. These refunds remain outstanding and are properly reflected in our net income tax receivable of $43,560.
As of March 31, 2022 and 2021, unrecognized tax benefits, including interest and penalties, that have not been recorded in the financial statements amounted to $24,719 and $23,000. Of these amounts, inclusive of interest and penalties, $21,139 and $20,283, respectively, would affect the effective tax rate. It is expected that a $3,419 reduction of the liability for unrecognized tax benefits will occur in the next 12 months.

We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years ended March 31,
	2022	2021	2020
Unrecognized Tax Benefits—beginning of period	$18,071	$23,513	$27,252
Gross increases—tax positions in prior periods	304	2,713	—
Gross decreases—tax positions in prior periods	—	—	—
Gross increases—current-period tax positions	6,581	2,716	1,949
Gross decreases—current-period tax positions	—	—	—
Settlements	—	—	(171)
Lapse of statute of limitations	(5,501)	(10,871)	(5,517)
Unrecognized Tax Benefits—end of period	$19,455	$18,071	$23,513
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2022 and 2021, $2,406 and $3,043 of income tax-related interest and $2,856 and $1,886 of penalties were included in accrued income taxes, respectively. As of March 31, 2022, 2021, and 2020, our current tax provision included $2,128, $1,676, and $2,126, respectively, of expense related to interest and penalties.
16. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $130,630. See Note 3, Leases.
As of March 31, 2022, we have known purchase commitments of $259,108 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. We also issued guarantees in the form of standby letters of credit of $16,791 as of March 31, 2022.
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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $697 as of March 31, 2022 and $696 as of March 31, 2021.
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
As of March 31, 2022, we maintain an equity incentive plan (the “2020 Vista Outdoor Inc. Stock Incentive Plan” or the “Plan”), which became effective on August 4, 2020. The Plan was established to govern equity awards granted to our employees and directors and provides for awards of incentive stock options, stock appreciation rights, restricted stock and restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. We issue shares from the Plan upon the vesting of performance awards, restricted stock units, grant of restricted stock, or exercise of stock options and the awards are accounted for as equity-based compensation.
As of August 4, 2020, we were authorized to issue up to 3,351,200 common shares under the Plan. As of March 31, 2022, 2,265,601 common shares remain available to be granted.
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
We granted 5,980 performance awards during fiscal year 2022. There were 390,012 performance award shares earned during fiscal year 2022 that were subject to a three-year performance period related to certain performance goals. The participants could earn from 0% up to 200% of the three-year target award shares, subject to their continued service through the vesting date. Based on our performance, participants earned 200% of the performance awards granted to them.
No TSR performance awards were granted during fiscal year 2022. There were 167,150 TSR performance award shares earned during fiscal year 2022 that were subject to a three-year performance period related to the performance of our common stock over a three-year period compared to that of our peer group. The participants could earn from 0% up to 200% of the three-year target award shares, subject to continued service through the vesting date. Based on the performance of our common stock over the applicable three-year period compared to that of our peer group, participants earned 200% of these awards.

We granted 312,206, performance awards with a TSR modifier during fiscal year 2022. No shares were earned during fiscal year 2022.
The weighted average grant date fair value for performance based award grants was $37.88 and $27.11 in fiscal years 2022 and 2021, respectively. There were no performance based awards granted in fiscal year 2020.
A summary of our performance based awards for fiscal year 2022 is presented below:

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2021	1,002,037	$21.87
Earned (1)	(557,162)	9.29
Adjustment for payout (2)	278,581	9.29
Awarded	318,186	37.88
Nonvested as of March 31, 2022	1,041,642	$30.12
(1) Performance shares are earned and vest at the end of the performance period based on the performance criteria achieved, subject to continued service through the vesting date.
(2) Adjustment equals the difference between performance shares issued at target and the 200% of target shares earned during fiscal year 2022.
As of March 31, 2022, the unamortized compensation expense related to these awards was $28,232, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock Option awards
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms. We recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. There were no stock options granted during fiscal years 2022, 2021, and 2020.
A summary of our stock option activity for fiscal year 2022 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of March 31,2021	397,610	$13.99	6.8	$7,244
Exercised	(28,921)	18.41
Outstanding and exercisable as of March 31,2022	368,689	$13.65	6.1	$8,128
There were 28,921 and 92,604 options exercised during fiscal years 2022 and 2021, respectively. There were no options exercised during fiscal year 2020. The total intrinsic value of options exercised during fiscal years 2022 and 2021 was $1,102 and $1,896, respectively. Cash received from options exercised during fiscal years 2022 and 2021 was $533 and $1,386, respectively.
As of March 31, 2022, there was no unrecognized compensation cost related to stock option awards.
Restricted Stock Units
Restricted stock units granted to certain key employees and non-employee directors totaled 352,716 shares in fiscal year 2022. The weighted average grant date fair value of restricted stock units granted was $34.58, $17.31, and $6.03 in fiscal years 2022, 2021, and 2020, respectively. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.

A summary of our restricted stock unit award activity for fiscal year 2022 is presented below.

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2021	1,064,580	$13.56
Granted	352,716	34.58
Vested	(509,861)	12.08
Forfeited	(16,862)	19.54
Nonvested as of March 31, 2022	890,573	$22.56
As of March 31, 2022, the total unrecognized compensation cost related to non-vested restricted stock units was $16,107 and is expected to be realized over a weighted average period of 1.8 years.
Total pre-tax stock-based compensation expense of $27,407, $13,303, and $6,810 was recognized during fiscal years 2022, 2021, and 2020, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation was $4,882, $2,673, and $371 during fiscal years 2022, 2021, and 2020, respectively.
Share Repurchases
We had repurchases of 2,981 shares in fiscal year 2022 and no repurchases of shares during fiscal years 2021 and 2020. See Part II, Item 5 of this Annual Report, for details on our share repurchase programs.
18. Operating Segment Information
As of March 31, 2022, we had seven operating segments which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. During the third quarter of fiscal year 2022, we made changes in the aggregation of our operating segments to reflect recent business and economic changes. As a result of these changes, our Hunting and Shooting operating segment is now included in our Outdoor Products reportable segment and has been renamed Outdoor Accessories. Our Ammunition operating segment is in its own reportable segment which has been renamed Sporting Products.
Previously, similarities in market demand dynamics and distribution channels were the most critical factors used in aggregating our operating segments into reportable segments. As a result, we previously aggregated our Ammunition and Outdoor Accessories (formerly named Hunting and Shooting) operating segment into a single reportable segment, due to similarities in those operating segments’ underlying market demand, distribution channels and economic characteristic at that time. During fiscal year 2022, demand for our products has remained strong, while supply chain, logistics and other factors have affected the key metrics for all other operating segments except Ammunition. These key metrics are used by our CODM, in evaluating the performance of our operating segments and in making resource allocation decisions. These factors also impacted the qualitative characteristics that are considered in the aggregation of our operating segments.
The operating segments we are now aggregating into our Outdoor Products reportable segment rely primarily on international suppliers to manufacture the products they sell, which impacts their economic characteristics in a similar manner. These operating segments also share other commonalities or risks, such as technology or intellectual property sharing, common regulated environments, similar input cost risks, and nature of their products. Consumers of the products in these operating segments are typically looking to upgrade or replace their products in a similar time frame. Based on the impact on their economic characteristics discussed above and the shared qualitative characteristics of these operating segments, we are now aggregating our Outdoor Accessories operating segment with our Sports Protection, Outdoor Cooking, Hydration, Golf, and Cycling operating segments into the Outdoor Products reportable segment.
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
No customer contributed more than 10% of sales during fiscal years 2022 and 2021; however, Walmart accounted for approximately 13% of our total fiscal year 2020 sales.
Our sales to foreign customers were $435,175, $319,568, and $301,648 in fiscal year 2022, 2021, and 2020, respectively. During fiscal year 2022, approximately 24% of these sales were in Sporting Products and 76% were in Outdoor Products. Sales to no individual country outside the U.S. accounted for more than 5% of our sales in fiscal years 2022, 2021, and 2020.

The following summarizes our results by segment:

	Year ended March 31, 2022
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$1,737,891	$1,306,730	$—	$3,044,621
Gross Profit	712,160	399,447	(2,375)	1,109,232
EBIT	600,415	164,494	(118,687)	646,222
Capital expenditures	25,637	12,890	3,907	42,434
Depreciation and amortization	25,602	42,027	4,711	72,340
Total assets	743,960	1,539,542	112,699	2,396,201

	Year ended March 31, 2021 (b)
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$1,119,754	$1,105,768	$—	$2,225,522
Gross Profit	312,230	321,423	(693)	632,960
EBIT	222,713	137,942	(75,697)	284,958
Capital expenditures	14,209	10,942	4,096	29,247
Depreciation and amortization	23,292	37,935	3,883	65,110
Total assets	655,788	794,961	314,190	1,764,939

	Year ended March 31, 2020 (b)
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$871,550	$884,321	$—	$1,755,871
Gross Profit	137,914	222,372	(1,520)	358,766
EBIT	66,898	43,125	(242,259)	(132,236)
Capital expenditures	10,577	4,827	3,857	19,261
Depreciation and amortization	20,077	41,094	6,687	67,858
Total assets	552,337	760,217	82,323	1,394,877
(a) Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment EBIT.
Reconciling items in fiscal year 2022 included fair value step-up in inventory of $2,375, and post-acquisition compensation expense of $8,987 allocated from businesses acquired.
Reconciling items in fiscal year 2021 included an $18,467 gain on divestiture and $690 in inventory step-up expense from businesses acquired.
Reconciling items in fiscal year 2020 include non-cash goodwill and intangible impairment charges of $121,329 and $34,259, respectively, related to the historical outdoor products segment, $9,429 of held for sale impairment charges related to the historical Sporting Products segment, restructuring charges of $9,210, contingent consideration expenses of $1,685, restructuring costs of $1,520, merger and acquisition costs of $644, and loss on the sale of our Firearms business of $433.
(b) During the third quarter of fiscal year 2022, we modified and renamed our reportable segments. Accordingly fiscal year 2021 and 2020 have been restated to conform to the change.
Sales, net exclude all intercompany sales between Sporting Products and Outdoor Products, which were not material for any of the fiscal years presented.

19. Subsequent Event
On May 5, 2022, we announced that our Board of Directors has unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies (the “Planned Separation”). We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect the transaction will be completed in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and Exchange Commission, regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal year 2022, we acquired certain assets of Foresight, which is being integrated into our Outdoor Products segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into our business and to augment our company-wide controls to reflect the risks inherent in this acquisition. There were no other changes in our internal control over financial reporting during fiscal year 2022 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The management of Vista Outdoor prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report. This responsibility includes establishing and maintaining adequate internal control over financial reporting. Vista Outdoor's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has excluded from its assessment the internal control over financial reporting at Foresight, which we acquired during the third quarter of fiscal year 2022, and constitutes net income of $18,423, 21.4% of total assets, and 2.0% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2022.
Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2022.
Our internal control over financial reporting as of March 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Christopher T. Metz	/s/ Sudhanshu Priyadarshi
Christopher T. Metz	Sudhanshu Priyadarshi
Chief Executive Officer	Chief Financial Officer

May 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Vista Outdoor Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 24, 2022, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Foresight Sports, which was acquired on September 28, 2021, and whose financial statements constitute 3.9% of net income, 21.4% of total assets, and 2.0% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Foresight Sports.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
May 24, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors and under the heading The Vista Outdoor Inc. Board of Directors in the section entitled Corporate Governance at Vista Outdoor Inc. in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal year 2022 (the "2022 Proxy Statement"). Information regarding our executive officers incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc. under the heading Information About Our Executive Officers to be included in the 2022 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Code of Business Ethics to be included in the 2022 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Corporate Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee to be included in the 2022 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Compensation Discussion and Analysis, Named Executive Officer Compensation Tables, and Compensation Committee Report to be included in the 2022 Proxy Statement.
Information regarding compensation of our directors is incorporated by reference from the section entitled Director Compensation to be included in the 2022 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation to be included in the 2022 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Security Ownership of Directors and Named Executive Officers to be included in the 2022 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled Securities Authorized for Issuance Under Equity Compensation Plans to be included in the 2022 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions to be included in the 2022 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor Inc.—Director Independence to be included in the 2022 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm to be included in the 2022 Proxy Statement.
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

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

2.3
Stock Purchase Agreement, dated as of September 9, 2021, by and among Vista Outdoor Inc., the Seller Guarantors named therein, the Sellers named therein, WAWGD, Inc. (d/b/a Foresight Sports, Inc.), WAWGD NEWCO, Inc., and Fortis Advisors LLC, as Seller Representative (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2021).

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

21	*	Subsidiaries of the Registrant as of March 31, 2022.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date: May 24, 2022	By:	/s/ Sudhanshu Priyadarshi
	Name:	Sudhanshu Priyadarshi
	Title:	Chief Financial Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 24, 2022.

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