Form 10-Q
period 2022-06-26
Vista Outdoor Inc.
filed 2022-07-28
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 25, 2022, there were 56,530,084 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 26, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$36,612	$22,584
Net receivables	429,729	356,773
Net inventories	662,315	642,976
Income tax receivable	6,642	43,560
Other current assets	47,757	45,050
Total current assets	1,183,055	1,110,943
Net property, plant, and equipment	204,547	211,087
Operating lease assets	75,837	78,252
Goodwill	481,857	481,857
Net intangible assets	451,654	459,795
Deferred charges and other non-current assets, net	60,119	54,267
Total assets	$2,457,069	$2,396,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$180,121	$146,697
Accrued compensation	42,632	79,171
Federal excise, use, and other taxes	46,110	40,825
Other current liabilities	151,552	127,180
Total current liabilities	420,415	393,873
Long-term debt	586,255	666,114
Deferred income tax liabilities	29,142	29,304
Long-term operating lease liabilities	77,827	80,083
Accrued pension and postemployment benefits	22,060	22,634
Other long-term liabilities	72,058	79,794
Total liabilities	1,207,757	1,271,802
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 56,524,082 shares as of June 26, 2022 and 56,093,456 shares as of March 31, 2022	565	560
Additional paid-in capital	1,711,759	1,730,927
Accumulated deficit	(94,795)	(220,810)
Accumulated other comprehensive loss	(76,449)	(76,679)
Common stock in treasury, at cost — 7,440,357 shares held as of June 26, 2022 and 7,870,983 shares held as of March 31, 2022	(291,768)	(309,599)
Total stockholders' equity	1,249,312	1,124,399
Total liabilities and stockholders' equity	$2,457,069	$2,396,201

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
(Amounts in thousands except per share data)	June 26, 2022	June 27, 2021
Sales, net	$802,612	$662,912
Cost of sales	509,142	421,485
Gross profit	293,470	241,427
Operating expenses:
Research and development	7,897	5,868
Selling, general, and administrative	113,148	91,903
Earnings before interest and income taxes	172,425	143,656
Interest expense, net	(6,310)	(5,678)
Earnings before income taxes	166,115	137,978
Income tax provision	(40,100)	(35,253)
Net income	$126,015	$102,725
Earnings per common share:
Basic	$2.23	$1.77
Diluted	$2.16	$1.71
Weighted-average number of common shares outstanding:
Basic	56,486	58,123
Diluted	58,381	59,947

Net income (from above)	$126,015	$102,725
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $23, respectively.	—	(72)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(221) and $(259), respectively	694	798
Change in derivatives, net of tax benefit (expense) of $690 and $(20), respectively	9	63
Change in cumulative translation adjustment, net of tax (expense) of $(167) and $0 , respectively	(473)	206
Total other comprehensive income	230	995
Comprehensive income	$126,245	$103,720

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(Amounts in thousands)	June 26, 2022	June 27, 2021
Operating Activities:
Net income	$126,015	$102,725
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	11,280	11,247
Amortization of intangible assets	8,036	4,998
Amortization of deferred financing costs	353	347
Change in fair value of contingent consideration	(112)	—
Deferred income taxes	163	312
Loss (gain) on disposal of property, plant, and equipment	139	(3)
Share-based compensation	7,257	7,038
Changes in assets and liabilities:
Net receivables	(73,105)	(54,919)
Net inventories	(29,504)	(47,925)
Accounts payable	33,468	6,188
Accrued compensation	(36,347)	(22,813)
Accrued income taxes	39,342	36,236
Federal excise, use, and other taxes	5,292	3,522
Pension and other postretirement benefits	341	(1,363)
Other assets and liabilities	14,959	(16,818)
Cash provided by operating activities	107,577	28,772
Investing Activities:
Capital expenditures	(4,910)	(6,876)
Acquisition of businesses, net of cash received	—	(8,488)
Proceeds from the disposition of property, plant, and equipment	43	6
Cash used for investing activities	(4,867)	(15,358)
Financing Activities:
Proceeds from credit facility	15,000	—
Repayments of credit facility	(95,000)	—
Payments made for debt issuance costs	—	(955)
Purchase of treasury shares	—	(44,232)
Proceeds from exercise of stock options	147	197
Payment of employee taxes related to vested stock awards	(8,923)	(3,018)
Cash used for financing activities	(88,776)	(48,008)
Effect of foreign exchange rate fluctuations on cash	94	(1)
Increase (decrease) in cash and cash equivalents	14,028	(34,595)
Cash and cash equivalents at beginning of period	22,584	243,265
Cash and cash equivalents at end of period	$36,612	$208,670
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,701	$1,256
Contingent consideration in connection with business combinations	$—	$22,400

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
Comprehensive income	—	—	—	126,015	230	—	126,245
Exercise of stock options	9,150	—	(212)	—	—	359	147
Share-based compensation	—	—	7,257	—	—	—	7,257
Restricted stock vested, net of shares withheld	413,089	—	(25,892)	—	—	17,156	(8,736)
Other	8,387	5	(321)	—	—	316	—
Balance, June 26, 2022	56,524,082	$565	$1,711,759	$(94,795)	$(76,449)	$(291,768)	$1,249,312

Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	102,725	995	—	103,720
Exercise of stock options	7,373	—	(94)	—	—	291	197
Share-based compensation	—	—	7,038	—	—	—	7,038
Restricted stock vested, net of shares withheld	174,885	—	(10,937)	—	—	7,896	(3,041)
Treasury shares purchased	(1,212,496)	—	—	—	—	(44,232)	(44,232)
Other	7,380	(10)	(282)	—	—	292	—
Balance, June 27, 2021	57,538,158	$575	$1,727,204	$(591,311)	$(82,200)	$(253,589)	$800,679

See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended June 26, 2022
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We operate through two reportable segments, Sporting Products and Outdoor Products. We are headquartered in Anoka, Minnesota and have 26 manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales, and sourcing operations in Asia, Canada, and Europe. Vista Outdoor was incorporated in Delaware in 2014. The condensed consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“fiscal year 2022”).
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2022. Management is responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position as of June 26, 2022 and March 31, 2022, our results of operations for the three months ended June 26, 2022 and June 27, 2021, and our cash flows for the three months ended June 26, 2022 and June 27, 2021.
Our accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2022.
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

Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in Selling, general, and administrative in the condensed consolidated statement of comprehensive income. As of June 26, 2022, the estimated fair values of earn-outs payable related to our acquisitions of QuietKat, Fiber Energy, Stone Glacier, and HEVI-Shot are $23,134, $3,625, $9,939, and $274, respectively. See Note 4, Acquisitions and Divestitures, for additional information.
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	June 26, 2022	March 31, 2022
Other current liabilities	$12,694	$96
Other long-term liabilities	24,278	36,994
Total	$36,972	$37,090
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of June 26, 2022 and March 31, 2022 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of June 26, 2022 and March 31, 2022 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	June 26, 2022		March 31, 2022
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$397,000	$500,000	$460,000
Variable-rate debt (2)	90,000	90,000	170,000	170,000
(1) Fixed rate debt —In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes which will mature on March 15, 2029. These notes are unsecured and senior obligations. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for information on long-term debt, including certain risks and uncertainties.
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value because the interest rates are variable and reflective of market rates as of June 26, 2022. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	June 26, 2022	March 31, 2022
Assets:
Operating lease assets	Operating lease assets	$75,837	$78,252

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$11,582	$11,804
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	77,827	80,083
Total lease liabilities		$89,409	$91,887
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended
	June 26, 2022	June 27, 2021
Fixed operating lease costs (1)	$5,805	$5,116
Variable operating lease costs	463	669
Operating and sub-lease income	(151)	(44)
Net Lease costs	$6,117	$5,741
(1) Includes short-term leases

	June 26, 2022	March 31, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	8.52	8.65

Weighted Average Discount Rate:
Operating leases	8.02%	7.99%

The approximate minimum lease payments under non-cancelable operating leases as of June 26, 2022 are as follows:

Remainder of fiscal year 2023	$13,822
Fiscal year 2024	16,463
Fiscal year 2025	14,799
Fiscal year 2026	13,301
Fiscal year 2027	12,420
Thereafter	55,702
Total lease payments	126,507
Less imputed interest	(37,098)
Present value of lease liabilities	$89,409
Supplemental cash flow information related to leases is as follows:

	Three months ended
	June 26, 2022	June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,782	$4,278
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	432	3,303
4. Acquisitions and Divestitures
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
We entered into various commodity forward contracts during fiscal years 2023 and 2022. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of June 26, 2022, we had outstanding lead forward contracts on approximately 7.5 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities.
6. Revenue Recognition
Consistent with our changes in reportable segments, see Note 17, Operating Segment Information, for additional information, we changed our presentation of disaggregated revenue to align with the new segment structure and names. Prior comparative periods have been restated to conform to the change in our reportable segments. The following tables disaggregate our net sales by major product category:

	Three months ended
	June 26, 2022			June 27, 2021
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$510,626	$—	$510,626	$364,287	$—	$364,287
Outdoor Accessories (2)	—	71,196	71,196	—	99,031	99,031
Action Sports (3)	—	90,058	90,058	—	92,143	92,143
Outdoor Recreation (4)	—	130,732	130,732	—	107,451	107,451
Total	$510,626	$291,986	$802,612	$364,287	$298,625	$662,912

Geographic Region:
United States	$481,078	$202,456	$683,534	$330,278	$227,676	$557,954
Rest of the World	29,548	89,530	119,078	34,009	70,949	104,958
Total	$510,626	$291,986	$802,612	$364,287	$298,625	$662,912
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories operating segment and our Stone Glacier business.
(3) Action Sports includes the operating segments: Sports Protection and Cycling.
(4) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, and Golf.
Product Sales:
For the majority of our contracts with customers, we recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title, and the transfer of the significant risks and rewards of ownership of the product. For our contracts that include bundled hardware and software sales, revenue related to delivered hardware and bundled software is recognized when control has transferred to the customer, which typically occurs upon shipment. Revenue allocated to unspecified software update rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended
(Amounts in thousands except per share data)	June 26, 2022	June 27, 2021
Numerator:
Net income	$126,015	$102,725
Denominator:
Weighted-average number of common shares outstanding basic:	56,486	58,123
Dilutive effect of share-based awards (1)	1,895	1,824
Diluted shares	58,381	59,947
Earnings per common share:
Basic	$2.23	$1.77
Diluted	$2.16	$1.71
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 3 and 527 for the three months ended June 26, 2022 and June 27, 2021, respectively.

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
Net receivables are summarized as follows:

	June 26, 2022	March 31, 2022
Trade receivables	$436,875	$357,584
Other receivables	11,475	13,699
Less: allowance for estimated credit losses and discounts	(18,621)	(14,510)
Net receivables	$429,729	$356,773

No customers represented more than 10% of our total trade receivables balance as of June 26, 2022. Walmart represented 14% of our total trade receivables balance as of March 31, 2022.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses for the three months ended June 26, 2022:

Balance, March 31, 2022	$14,510
Provision for credit losses	4,078
Write-off of uncollectible amounts, net of recoveries	33
Balance, June 26, 2022	$18,621
Note Receivable is summarized as follows:

	June 26, 2022	March 31, 2022
Principal	$12,000	$12,000
Less: unamortized discount	(2,083)	(2,308)
Note receivable, net, included within Deferred charges and other non-current assets	$9,917	$9,692
9. Inventories
Current net inventories consist of the following:

	June 26, 2022	March 31, 2022
Raw materials	$232,848	$220,425
Work in process	65,186	60,390
Finished goods	364,281	362,161
Net inventories	$662,315	$642,976
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $22,141 and $14,662 as of June 26, 2022 and March 31, 2022, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	June 26, 2022	March 31, 2022
Derivatives	$(347)	$(356)
Pension and other postretirement benefits liabilities	(70,381)	(71,075)
Cumulative translation adjustment	(5,721)	(5,248)
Total AOCL	$(76,449)	$(76,679)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation, net of income tax:

	Three months ended June 26, 2022
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	75	—	—	75
Net gains reclassified from AOCL	(66)	—	—	(66)
Net actuarial losses reclassified from AOCL (1)	—	694	—	694
Net change in cumulative translation adjustment	—	—	(473)	(473)
Ending balance in AOCL	$(347)	$(70,381)	$(5,721)	$(76,449)
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
14

11. Goodwill and Intangible Assets
Carrying value of goodwill by reportable segment was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2022	$86,105	$395,752	$481,857
Balance, June 26, 2022	$86,105	$395,752	$481,857
Intangible assets by major asset class consisted of the following:

	June 26, 2022			March 31, 2022
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(25,529)	$88,386	$113,915	$(23,756)	$90,159
Patented technology	36,854	(14,097)	22,757	36,854	(13,324)	23,530
Customer relationships and other	327,921	(123,012)	204,909	328,168	(117,664)	210,504
Total	478,690	(162,638)	316,052	478,937	(154,744)	324,193
Non-amortizing trade names	135,602	—	135,602	135,602	—	135,602
Net intangible assets	$614,292	$(162,638)	$451,654	$614,539	$(154,744)	$459,795
Amortization expense was $8,036 and $4,998 for the three months ended June 26, 2022 and June 27, 2021, respectively.
As of June 26, 2022, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2023	$24,216
Fiscal year 2024	32,271
Fiscal year 2025	32,253
Fiscal year 2026	29,244
Fiscal year 2027	27,794
Thereafter	170,274
Total	$316,052
12. Other Current Liabilities
The major categories over 5% of current liabilities are as follows:

	June 26, 2022	March 31, 2022
Accrual for in-transit inventory	$19,258	$11,620
Other	132,294	115,560
Total other current liabilities	$151,552	$127,180
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
15

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2022	$9,073
Payments made	(929)
Warranties issued	952
Changes related to pre-existing warranties and other adjustments	(16)
Balance, June 26, 2022	$9,080
13. Long-term Debt

Long-term debt consisted of the following:	June 26, 2022	March 31, 2022
2021 ABL Revolving Credit Facility	$90,000	$170,000
4.5% Senior Notes	500,000	500,000
Less: unamortized deferred financing costs	(3,745)	(3,886)
Carrying amount of long-term debt	$586,255	$666,114
Credit Agreements—In fiscal year 2021, we refinanced our 2018 ABL Revolving Credit Facility by entering into the 2021 ABL Revolving Credit Facility, which provides for a $450,000 senior secured asset-based revolving credit facility. The amount available under the 2021 ABL Revolving Credit Facility is the lesser of the total commitment of $450,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2021 ABL Revolving Credit Facility described below. As of June 26, 2022, the Excess Availability, based on the borrowing base less outstanding borrowings of $90,000 and outstanding letters of credit of $15,445, less the minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $299,555. The 2021 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2021 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
As of March 31, 2021, borrowings under the 2021 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a LIBO rate plus a margin ranging from 1.25% to 1.75%. The rates vary based on our Average Excess Availability under the 2021 ABL Revolving Credit Facility. As of June 26, 2022, the margin under the 2021 ABL Revolving Credit Facility was 0.5% for base rate loans and 1.5% for LIBO rate loans. The weighted average interest rate for our borrowings under the 2021 ABL Revolving Credit Facility as of June 26, 2022 was 2.56%. We pay a commitment fee on the unused commitments under the 2021 ABL Revolving Credit Facility of 0.175% per annum.
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
4.5% Notes—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Notes that mature on March 15, 2029. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year. We have the right to redeem some or all of these notes on or after March 15, 2024 at specified redemption prices. Prior to March 15, 2024, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to March 15, 2024, we may redeem up to 40% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 104.5% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $4,491 are being amortized to interest expense over eight years, the term of the notes.

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
2021 ABL Revolving Credit Facility—Our 2021 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2021 ABL Revolving Credit Facility contains a financial covenant that the Excess Availability under the 2021 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $42,500. As a result of this financial covenant, we must maintain the greater of 10% of the line cap or $42,500 of availability in order to satisfy the financial covenant. If we do not comply with the covenants in the 2021 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the 2021 ABL Revolving Credit Facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2021 ABL Revolving Credit Facility was $299,555 as of June 26, 2022. Vista Outdoor has the option to increase the amount of the 2021 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2021 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2021 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of June 26, 2022, we were in compliance with the covenants of both of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2021 ABL Revolving Credit Facility may prevent us from drawing under the 2021 ABL Revolving Credit Facility and may result in an event of default under the 2021 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt, for the three months ended June 26, 2022 and June 27, 2021 totaled $1,091 and $0, respectively.

14. Employee Benefit Plans
We recognized an aggregate net loss of $381 and $35 for employee defined benefit plans during the three months ended June 26, 2022 and June 27, 2021, respectively.
Employer contributions and distributions—We made contributions of $0 and $1,300 to our pension trust during the three months ended June 26, 2022 and June 27, 2021, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2023.
For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under our non-qualified supplemental executive retirement plan. No additional contributions are required, and we are not expecting to make any contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans for the remainder of fiscal year 2023.
15. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the prior year.
The income tax provisions for the three months ended June 26, 2022 and June 27, 2021 represent effective tax rates of 24.1% and 25.5%, respectively. The decrease in the effective tax rate from the prior year quarter is primarily driven by the impact of beneficial state tax law changes and a decrease in uncertain tax positions.
The effective tax rate for the three months ended June 26, 2022 and June 27, 2021 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions.
Income taxes paid, net of refunds, totaled $509 and income taxes refunded, net of taxes paid, totaled $1,359 for the three months ended June 26, 2022 and June 27, 2021, respectively.
We have filed amended income tax returns requesting total refunds of $42,193, which are reflected in our net income tax receivable of $6,642.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $27,119 and $24,719 as of June 26, 2022 and March 31, 2022, respectively. Although the timing and outcome of income tax audit settlements are uncertain, it is expected that a $3,470 reduction of the liability for uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,791.
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
Certain of our former subsidiaries have been identified as potentially responsible parties ("PRPs"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $697 and $697 as of June 26, 2022 and March 31, 2022, respectively.
We could incur substantial additional costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-
18

compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on our operating results, financial condition, or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
17. Operating Segment Information
Our business is comprised of seven operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Our Ammunition operating segment is in its own reportable segment which has been renamed Sporting Products. We aggregate our Outdoor Accessories operating segment with our Sports Protection, Outdoor Cooking, Hydration, Golf, and Cycling operating segments into the Outdoor Products reportable segment. The operating segments comprising our respective reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains.
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
Our Sporting Products and Outdoor Products reportable segments generated approximately 64% and 36% of our external sales in the three months ended June 26, 2022, respectively.
No single customer contributed 10% or more of our sales in the three months ended June 26, 2022. Walmart represented approximately 10% of our sales in the three months ended June 27, 2021.
The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended June 26, 2022
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$510,626	$291,986	$—	$802,612
Gross Profit	200,962	92,508	—	293,470
EBIT	176,086	27,686	(31,347)	172,425
Depreciation and amortization	6,382	11,807	1,127	19,316

	Three months ended June 27, 2021
	(b) Sporting Products	(b) Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$364,287	$298,625	$—	$662,912
Gross Profit	148,996	92,815	(384)	241,427
EBIT	124,704	42,945	(23,993)	143,656
Depreciation and amortization	6,506	8,768	971	16,245
(a) Reconciling items for the three months ended June 26, 2022 included post-acquisition compensation expense of $4,332, and contingent consideration fair value adjustment of $112. Reconciling items for the three months ended June 27, 2021 included a fair value step-up in inventory allocated from the HEVI-Shot acquisition of $384 and post-acquisition compensation expense of $546.
(b) During the third quarter of fiscal year 2022, we modified and renamed our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
Sales, net exclude all intercompany sales between Sporting Products and Outdoor Products which were not material for the three months ended June 26, 2022 and June 27, 2021.

18. Subsequent Event
On June 30, 2022, we, entered into a definitive Share Purchase Agreement (the “Share Purchase Agreement”) with Fox Parent Holdings, LLC (“Seller”) and Fox (Parent) Holdings, Inc. (“Fox”), pursuant to which we will purchase from Seller all of the issued and outstanding shares of common stock of Fox for a total purchase price of $540,000. In connection with entry into the Share Purchase Agreement, we also entered into a commitment letter with Capital One, National Association and JPMorgan Chase Bank, N.A. pursuant to which the Commitment Parties committed to provide to the Company a $600,000 asset-based revolving credit facility (the “ABL Credit Facility”), which will replace our existing asset-based revolving credit facility, and a $350,000 term loan facility ("Term Facility"). The proceeds of the Term Facility, together with the proceeds of a borrowing under the ABL Credit Facility, will be used to finance the acquisition and to pay related fees and expenses.
On July 22, 2022, we entered into a definitive Agreement and Plan of Merger with Simms Fishing Products (Simms) and Shareholder Representative Services LLC, pursuant to which we will acquire all of the equity interests of Simms for a total purchase price of $192,500, subject to certain customary closing adjustments. Simms is a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. We expect to finance this acquisition via the ABL Credit Facility.

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
•seasonality and weather conditions;
•our ability to complete acquisitions, realize expected benefits from acquisitions and integrate acquired businesses;
•reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, accessories, or other outdoor sports and recreation products;
•disruption in the service or significant increase in the cost of our primary delivery and shipping services for our products and components or a significant disruption at shipping ports;
•risks associated with diversification into new international and commercial markets, including regulatory compliance;
•our ability to take advantage of growth opportunities in international and commercial markets;
•our ability to obtain and maintain licenses to third-party technology;
•our ability to attract and retain key personnel;
•disruptions caused by catastrophic events;
•risks associated with our sales to significant retail customers, including unexpected cancellations, delays, and other changes to purchase orders;
•our competitive environment;
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
•our ability to comply with extensive federal, state and international laws, rules and regulations;
•changes in laws, rules and regulations relating to our business, such as federal and state ammunition regulations;
•risks associated with cybersecurity and other industrial and physical security threats;
•interest rate risk;
•changes in the current tariff structures;
•changes in tax rules or pronouncements;
•capital market volatility and the availability of financing;
•foreign currency exchange rates and fluctuations in those rates;

•general economic and business conditions in the United States and our markets outside the United States, including the war in Ukraine and the imposition of sanctions on Russia, conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers; and
•risks related to our Planned Separation.
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal year 2022 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
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
Reportable Segments and Products
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
Planned Separation of Outdoor Products and Sporting Products
On May 5, 2022, we announced that our Board of Directors has unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies. We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect the transaction will be completed in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and

Exchange Commission, regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

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
Executive Summary
We had a strong performance for the first quarter of fiscal year 2023. Financial highlights and notable events for the three months ended June 26, 2022 included the following:
•Net sales increased $139,700, or 21.1%, over the comparable quarter last year.
◦ Sporting Products net sales increased $146,339, or 40.2%.
◦ Outdoor Products net sales decreased $6,639, or 2.2%.
•Gross profit increased $52,043, or 21.6%, as compared to the same period last year. Gross profit margin increased to 36.6%, an increase of 15 basis points over the comparable quarter last year.
◦ Sporting Products gross profit increased $51,966, or 34.9%.
◦ Outdoor Products gross profit decreased $307, or 0.3%.
•EBIT increased $28,769, or 20%, for the three months ended June 26, 2022 as compared to the three months ended June 27, 2021. EBIT margin decreased to 21.5%, a decrease of 19 basis points over the comparable quarter last year.
•Net income increased to $126,015, or $2.16 per diluted share, compared to net income of $102,725, or $1.71 per diluted share for the comparable quarter last year.
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
Outdoor Recreation Industry
We believe that long-term outdoor participation trends combined with a larger base of participants supports our expectation of continued increased demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. Rising inflation and the absence of stimulus payments have had an impact on the opening price points of certain categories. However, outdoor participation trends and demand for premium price points remain strong across our brand portfolio. We believe that demand for our Outdoor Products is being temporarily impacted by higher inflation causing a contraction in disposable income. Our Outdoor Products brands hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused research and development and marketing investments including increased use of social media and other digital marketing. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, we believe our brands are well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.
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
Results of Operations
Segment results for the three months ended June 26, 2022 compared to the three months ended June 27, 2021
The Company’s net sales, gross profit, and EBIT by reportable segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended		Change
Net Sales:	June 26, 2022	June 27, 2021 (1)	Dollars	Percent
Sporting Products	$510,626	$364,287	$146,339	40.2%
Outdoor Products	291,986	298,625	(6,639)	(2.2)%
Total net sales	$802,612	$662,912	$139,700	21.1%
(1) We modified the structure of our reportable segments during the third quarter of fiscal 2022. Accordingly, prior period amounts have been reclassified to conform with the current period presentation. See Note 17, Operating Segment Information, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sporting Products— The increase in sales was driven by increased volume due to timing of shipments to fill large commercial orders and improved pricing.
Outdoor Products— The decrease in sales was caused by reduced purchasing from big box retailers and prior year channel inventory fill in our Outdoor Accessories, Outdoor Cooking, and Action Sports businesses. Partially offsetting these declines were sales from businesses acquired in the prior fiscal year and strong demand in the independent dealer channels.

	Three months ended		Change
Gross Profit:	June 26, 2022	June 27, 2021 (1)	Dollars	Percent
Sporting Products	$200,962	$148,996	$51,966	34.9%
Outdoor Products	92,508	92,815	(307)	(0.3)%
Corporate and other	—	(384)	384	—%
Total gross profit	$293,470	$241,427	$52,043	21.6%
Gross profit margin	36.6%	36.4%
Sporting Products—The increase in gross profit was driven by sales volume and improved pricing, These increases were partially offset by increased commodity and input costs. Gross profit margin was 39.4% compared to 40.9% in the prior year quarter.
Outdoor Products—The decrease in gross profit was primarily caused by increased costs and lower volume as discussed above. These decreases were partially offset by gross profit from acquisitions that occurred during the prior fiscal year. Gross profit margin was 31.7% compared to 31.1% in the prior year quarter.
Corporate and Other—The increase in corporate gross profit was due to inventory step-up expenses in the prior year quarter.

	Three months ended		Change
EBIT:	June 26, 2022	June 27, 2021 (1)	Dollars	Percent
Sporting Products	$176,086	$124,704	$51,382	41.2%
Outdoor Products	27,686	42,945	(15,259)	(35.5)%
Corporate and other	(31,347)	(23,993)	(7,354)	(30.7)%
Total EBIT	$172,425	$143,656	$28,769	20.0%
EBIT margin	21.5%	21.7%
Sporting Products—The increase in EBIT was primarily driven by the increase in gross profit. EBIT margin was 34.5% compared to 34.2% in the prior year quarter.
Outdoor Products—The decrease in EBIT was primarily caused by selling, general, and administrative costs in our prior year acquisitions. EBIT margin was 9.5% compared to 14.4% in the prior year quarter.
Corporate and Other—The decrease in EBIT was primarily caused by increased transaction, transition, and post-acquisition compensation.

	Three months ended		Change
Interest expense, net:	June 26, 2022	June 27, 2021	Dollars	Percent
Corporate and other	$6,310	$5,678	$632	11.1%
For the three months ended June 26, 2022, the increase in interest expense is due to our higher average debt balance and borrowings under the 2021 ABL Revolving Credit Facility.

	Three months ended
Income tax provision:	June 26, 2022	Effective Rate	June 27, 2021	Effective Rate	$ Change
Corporate and other	$(40,100)	24.1%	$(35,253)	25.5%	$(4,847)
See Note 15, Income Taxes, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding income taxes.
The decrease in the effective rate for the three-month period ending June 26, 2022 from the prior year three-month period is primarily driven by the impact of beneficial state tax law changes and a decrease in uncertain tax position reserves.
Financial condition
Cash increased to $36,612 at June 26, 2022 compared to $22,584 at March 31, 2022, primarily due to cash provided by operating activities which was partially offset by payments on the ABL Revolving Credit Facility.
Cash provided by operating activities increased $78,805 in the three months ended June 26, 2022 compared to the prior year quarter. Timing of vendor and post-acquisition compensation payments, increased net income, and decreased inventory growth, contributed to the increase. These increases were partially offset by higher accounts receivable due to higher sales volumes and timing of compensation payments as compared to the prior year quarter.
Investing Activities
Cash used for investing activities decreased $10,491 for the three months ended June 26, 2022 compared to the prior-year quarter. The change was driven by a decrease in the acquisition of businesses.
Financing Activities
Cash used for financing activities increased by $40,768 for the three months ended June 26, 2022 compared to the prior year quarter. The increase is due to additional payments on the ABL Revolving Credit Facility, and partially offset by a reduction in the repurchase of treasury shares as compared the prior year quarter.

Liquidity and Capital Resources
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2021 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and fund the 2022 Share Repurchase Program over the next 12 months. As of June 26, 2022, based on the borrowing base less outstanding borrowings of $90,000, outstanding letters of credit of $15,445, and minimum required borrowing base of $45,000, the amount available under the 2021 ABL Revolving Credit Facility was $299,555. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 32.1% as of June 26, 2022. Subsequent to quarter end, we entered into a definitive Share Purchase Agreement with Fox and a definitive Agreement and Plan of Merger with Simms. We intend to fund the acquisitions through a combination of a $600,000 Credit Facility, that will replace our current 2021 ABL Revolving Credit Facility, and a $350,000 secured term loan facility. See Note 18, Subsequent Event, to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this Quarterly Report on Form 10Q, which is incorporated herein by this reference.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets as a result of the COVID-19 pandemic (including the emergence and spread of vaccine resistant coronavirus variants), the military conflict in Ukraine and imposition of sanctions on Russia, or our future financial condition and performance. Furthermore, because our 2021 ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions, including as a result of the COVID-19 pandemic (including the emergence and spread of vaccine resistant coronavirus variants) or the military conflict in Ukraine and imposition of sanctions on Russia, that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the 2021 ABL Revolving Credit Facility
Additional information about our 2021 ABL Revolving Credit Facility, and long-term debt is presented in Note 13, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.
Contractual Obligations and Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of June 26, 2022, current and long-term operating lease liabilities of $11,582 and $77,827, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2022.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2022.
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the three months ended June 26, 2022. Walmart represented approximately 10% of our sales in the three months ended June 27, 2021.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices, and foreign currency exchange rates. Our market risks at June 26, 2022 are similar to those disclosed in our Annual Report on Form 10-K for fiscal year 2022. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal year 2022, as filed with the SEC on May 24, 2022, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 26, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 26, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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

2.3*+
Stock Purchase Agreement, dated as of September 9, 2021, by and among Vista Outdoor Inc., the Seller Guarantors named therein, the Sellers named therein, WAWGD, Inc. (d/b/a Foresight Sports, Inc.), WAWGD NEWCO, Inc., and Fortis Advisors LLC, as Seller Representative

2.4*+
Share Purchase Agreement, dated as of June 30, 2022, by and among Fox Parent Holdings, LLC, Fox (Parent) Holdings, Inc., Vista Outdoor Operations LLC and Vista Outdoor Inc. (solely in its capacity as a guarantor)(Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2022)

2.5*+
Agreement and Plan of Merger, dated as of July 22, 2022, by and among Vista Outdoor Operations LLC, Trophy Merger Sub, LLC, Simms Fishing Products LLC, Shareholder Representative Services LLC, as the Equityholder Representative and Vista Outdoor Inc. (solely in its capacity as a guarantor) (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2022)

3.1*
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	July 28, 2022	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)