Form 10-Q
period 2022-09-25
Vista Outdoor Inc.
filed 2022-11-03
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2022, there were 56,573,110 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 25, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$66,065	$22,584
Net receivables	431,703	356,773
Net inventories	777,974	642,976
Income tax receivable	49,010	43,560
Other current assets	67,119	45,050
Total current assets	1,391,871	1,110,943
Net property, plant, and equipment	231,795	211,087
Operating lease assets	101,942	78,252
Goodwill	804,820	481,857
Net intangible assets	798,200	459,795
Deferred charges and other non-current assets, net	69,295	54,267
Total assets	$3,397,923	$2,396,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$140,000	$—
Accounts payable	178,732	146,697
Accrued compensation	58,049	79,171
Federal excise, use, and other taxes	40,652	40,825
Other current liabilities	194,002	127,180
Total current liabilities	611,435	393,873
Long-term debt	1,167,262	666,114
Deferred income tax liabilities	89,140	29,304
Long-term operating lease liabilities	96,663	80,083
Accrued pension and postemployment benefits	21,748	22,634
Other long-term liabilities	62,224	79,794
Total liabilities	2,048,472	1,271,802
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 56,566,915 shares as of September 25, 2022 and 56,093,456 shares as of March 31, 2022	566	560
Additional paid-in capital	1,717,750	1,730,927
Accumulated deficit	(1,340)	(220,810)
Accumulated other comprehensive loss	(77,440)	(76,679)
Common stock in treasury, at cost — 7,397,524 shares held as of September 25, 2022 and 7,870,983 shares held as of March 31, 2022	(290,085)	(309,599)
Total stockholders' equity	1,349,451	1,124,399
Total liabilities and stockholders' equity	$3,397,923	$2,396,201
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Sales, net	$781,678	$778,460	$1,584,290	$1,441,372
Cost of sales	518,804	479,539	1,027,946	901,024
Gross profit	262,874	298,921	556,344	540,348
Operating expenses:
Research and development	11,154	6,440	19,051	12,308
Selling, general, and administrative	120,553	101,742	233,701	193,645
Earnings before interest, income taxes, and other	131,167	190,739	303,592	334,395
Other income, net (Note 5)	741	—	741	—
Earnings before interest and income taxes	131,908	190,739	304,333	334,395
Interest expense, net	(13,934)	(5,929)	(20,244)	(11,607)
Earnings before income taxes	117,974	184,810	284,089	322,788
Income tax provision	(24,519)	(45,270)	(64,619)	(80,523)
Net income	$93,455	$139,540	$219,470	$242,265
Earnings per common share:
Basic	$1.65	$2.43	$3.88	$4.20
Diluted	$1.62	$2.36	$3.78	$4.07
Weighted-average number of common shares outstanding:
Basic	56,553	57,353	56,520	57,732
Diluted	57,814	59,216	58,098	59,577

Net income (from above)	$93,455	$139,540	$219,470	$242,265
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $0 for the three and six months ended September 25, 2022, respectively, and $31 and $54 for the three and six months ended September 26, 2021, respectively	—	(95)	—	(167)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(221) and $(442) for the three and six months ended September 25, 2022, respectively, and $(260) and $(519) for the three and six months ended September 26, 2021, respectively	694	801	1,388	1,599
Change in derivatives, net of tax benefit of $92 and $781 for the three and six months ended September 25, 2022, respectively, and $141 and $121 for the three and six months ended September 26, 2021, respectively	(287)	(436)	(278)	(373)
Change in cumulative translation adjustment, net of tax benefit (expense) of $0 and $(167) for the three and six months ended September 25, 2022, respectively, and $0 and $0 for the three and six months ended September 26, 2021, respectively	(1,398)	(337)	(1,871)	(131)
Total other comprehensive (loss) income	(991)	(67)	(761)	928
Comprehensive income	$92,464	$139,473	$218,709	$243,193
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	September 25, 2022	September 26, 2021
Operating Activities:
Net income	$219,470	$242,265
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	23,317	22,267
Amortization of intangible assets	18,983	10,417
Amortization of deferred financing costs	2,518	701
Change in fair value of contingent consideration	(11,425)	—
Deferred income taxes	(124)	269
(Gain) on Foreign Exchange	(741)	—
Loss on disposal of property, plant, and equipment	551	99
Share-based compensation	14,756	13,812
Changes in assets and liabilities:
Net receivables	(25,601)	(112,256)
Net inventories	(36,042)	(105,269)
Accounts payable	10,092	16,957
Accrued compensation	(26,233)	(8,489)
Accrued income taxes	4,313	32,250
Federal excise, use, and other taxes	(1,261)	9,494
Pension and other postretirement benefits	944	(1,299)
Other assets and liabilities	(115)	(16,038)
Cash provided by operating activities	193,402	105,180
Investing Activities:
Capital expenditures	(12,957)	(14,439)
Acquisition of businesses, net of cash received	(761,170)	(8,488)
Proceeds from the disposition of property, plant, and equipment	43	8
Cash used for investing activities	(774,084)	(22,919)
Financing Activities:
Proceeds from credit facility	465,000	—
Repayments of credit facility	(165,000)	—
Payments made for debt issuance costs	(15,905)	(1,018)
Proceeds from issuance of debt	350,000	—
Purchase of treasury shares	—	(56,239)
Proceeds from exercise of stock options	181	228
Payment of employee taxes related to vested stock awards	(8,889)	(3,039)
Cash provided by (used ) for financing activities	625,387	(60,068)
Effect of foreign exchange rate fluctuations on cash	(1,224)	(157)
Increase in cash and cash equivalents	43,481	22,036
Cash and cash equivalents at beginning of period	22,584	243,265
Cash and cash equivalents at end of period	$66,065	$265,301
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$2,681	$3,085
Contingent consideration in connection with business combinations	$11,400	$22,400
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
Comprehensive income	—	—	—	126,015	230	—	126,245
Exercise of stock options	9,150	—	(212)	—	—	359	147
Share-based compensation	—	—	7,257	—	—	—	7,257
Restricted stock vested, net of shares withheld	413,089	—	(25,892)	—	—	17,156	(8,736)
Other	8,387	5	(321)	—	—	316	—
Balance, June 26, 2022	56,524,082	$565	$1,711,759	$(94,795)	$(76,449)	$(291,768)	$1,249,312
Comprehensive income (loss)	—	—	—	93,455	(991)	—	92,464
Exercise of stock options	4,000	—	(123)	—	—	157	34
Share-based compensation	—	—	7,499	—	—	—	7,499
Restricted stock vested and shares withheld	1,276	—	(72)	—	—	55	(17)
Employee stock purchase plan	6,002	—	(76)	—	—	235	159
Other	31,555	1	(1,237)	—	—	1,236	—
Balance, September 25, 2022	56,566,915	$566	$1,717,750	$(1,340)	$(77,440)	$(290,085)	$1,349,451

Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	102,725	995	—	103,720
Exercise of stock options	7,373	—	(94)	—	—	291	197
Share-based compensation	—	—	7,038	—	—	—	7,038
Restricted stock vested, net of shares withheld	174,885	—	(10,937)	—	—	7,896	(3,041)
Treasury shares purchased	(1,212,496)	—	—	—	—	(44,232)	(44,232)
Other	7,380	(10)	(282)	—	—	292	—
Balance, June 27, 2021	57,538,158	$575	$1,727,204	$(591,311)	$(82,200)	$(253,589)	$800,679
Comprehensive income	—	—	—	139,540	(67)	—	139,473
Exercise of stock options	1,928	—	(45)	—	—	76	31
Share-based compensation	—	—	6,774	—	—	—	6,774
Restricted stock vested and shares withheld	2,840	—	(167)	—	—	109	(58)
Employee stock purchase plan	2,726	—	12	—	—	108	120
Treasury shares purchased	(311,187)	—	—	—	—	(12,007)	(12,007)
Other	53,695	(2)	(2,113)	—	—	2,116	1
Balance, September 26, 2021	57,288,160	$573	$1,731,665	$(451,771)	$(82,267)	$(263,187)	$935,013
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended September 25, 2022
(Amounts in thousands except per share data and unless otherwise indicated)
1. The Company and Basis of Presentation
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We operate through two reportable segments, Sporting Products and Outdoor Products. We are headquartered in Anoka, Minnesota and have manufacturing and distribution facilities in the U.S., Canada, Mexico, Spain, the Netherlands and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network serving customers in over 100 countries. Vista Outdoor was incorporated in Delaware in 2014.
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Management is responsible for the unaudited condensed consolidated financial statements included in this report, which in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods and dates presented. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“fiscal year 2022”), which was filed with the SEC on May 24, 2022.
Significant Accounting Policies—Our accounting policies are described in Note 1 of the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal year 2022, , which was filed with the SEC on May 24, 2022.
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
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
Derivatives
We periodically enter into commodity forward contracts to hedge our exposure to price fluctuations on certain commodities we use for raw material components in our manufacturing process and to reduce the variability associated with exchange rate fluctuations. When actual commodity prices or foreign exchange rates exceed the fixed price provided by these contracts, we receive this difference from the counterparty, and when actual commodity prices or foreign exchange rates are below the contractually provided fixed price, we pay this difference to the counterparty. We consider these to be Level 2 instruments. See Note 5, Derivative Financial Instruments, for additional information.
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

Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the condensed consolidated statement of comprehensive income. As of September 25, 2022, the estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Fox Racing, Fiber Energy, Stone Glacier, and HEVI-Shot are $11,824, $11,400, $3,625, $9,939 and $277, respectively. See Note 4, Acquisitions, for additional information.
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	September 25, 2022	March 31, 2022
Other current liabilities	$21,837	$96
Other long-term liabilities	15,228	36,994
Total	$37,065	$37,090
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2023:

Balance, March 31, 2022	$37,090
Acquisition of Fox Racing	11,400
Decrease in fair value	(11,425)
Balance, September 25, 2022	$37,065
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of September 25, 2022 and March 31, 2022 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of September 25, 2022 and March 31, 2022 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	September 25, 2022		March 31, 2022
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$366,500	$500,000	$460,000
Variable-rate debt (2)	820,000	820,000	170,000	170,000
(1) Fixed rate debt —In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes which will mature on March 15, 2029. These notes are unsecured and senior obligations. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 13, Long-term Debt, for additional information on long-term debt, including certain risks and uncertainties.
(2) Variable rate debt— The carrying value of the amounts outstanding under our 2022 ABL Revolving Credit Facility and 2022 Term Loan approximates the fair value because the interest rates are variable and reflective of market rates as of September 25, 2022. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	September 25, 2022	March 31, 2022
Assets:
Operating lease assets	Operating lease assets	$101,942	$78,252

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$15,980	$11,804
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	96,663	80,083
Total lease liabilities		$112,643	$91,887
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended		Six months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Fixed operating lease costs (1)	$7,089	$5,386	$12,894	$10,502
Variable operating lease costs	995	914	1,458	1,583
Operating and sub-lease income	(156)	(107)	(307)	(151)
Net Lease costs	$7,928	$6,193	$14,045	$11,934
(1) Includes short-term leases

	September 25, 2022	March 31, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	8.61	8.65

Weighted Average Discount Rate:
Operating leases	8.28%	7.99%

The approximate minimum lease payments under non-cancelable operating leases as of September 25, 2022 are as follows:

Remainder of fiscal year 2023	$12,060
Fiscal year 2024	24,320
Fiscal year 2025	18,617
Fiscal year 2026	16,940
Fiscal year 2027	16,012
Thereafter	75,219
Total lease payments	163,168
Less imputed interest	(50,525)
Present value of lease liabilities	$112,643
Supplemental cash flow information related to leases is as follows:

	Six months ended
	September 25, 2022	September 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,409	$8,966
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	30,378	5,785
4. Acquisitions
Simms Fishing
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products (Simms), a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. The results of this business are reported within the Outdoor Products segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fox Racing
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), for a base purchase price of $540,000, subject to certain customary adjustments for cash and debt, transaction expenses, and working capital. In connection with the acquisition, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility, and a $350,000 term loan facility (the “2022 Term Loan”). The proceeds of the Term Facility, together with the proceeds of a borrowing under the ABL Credit Facility, were used to finance the acquisition and to pay related fees and expenses. See Note 13, Long-term Debt, for additional information. The agreement includes up to an additional $50,000 of contingent consideration payable to Seller and certain individuals during the second quarter of fiscal year 2024 if Fox Racing achieves certain adjusted Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") targets during the period beginning on January 1, 2022 and ending on December 31, 2022. The initial fair value of the contingent consideration was $11,400, and is included in the total purchase consideration below. See Note 2, Fair Value of Financial Instruments, for additional information related to the fair value calculation of contingent consideration.
The results of this business are reported within the Sports Protection operating segment and the Outdoor Products reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature.
Fox Racing preliminary purchase price allocation:

August 5, 2022
Cash consideration to the Seller	$559,782
Cash held in escrow to cover purchase price adjustments	5,000
Estimated working capital true-up	6,216
Fair value of contingent consideration payable	11,400
Total estimated purchase consideration	$582,398
Fair value of assets acquired:
Accounts receivable	$39,140
Inventories	95,759
Intangible assets	253,600
Property, plant, and equipment	29,060
Operating lease assets	16,078
Other current assets	16,743
Other long-term assets	5,347
Total assets	455,727
Fair value of liabilities assumed:
Accounts payable	18,584
Long-term operating lease liabilities	11,971
Deferred income taxes	59,986
Other liabilities	38,998
Other long-term liabilities	41
Total liabilities	129,580
Net assets acquired	326,147
Goodwill	$256,251
Fox Racing intangible assets above include:

	Value	Useful life (years)
Tradenames	$106,200	Indefinite
Customer relationships	147,400	5 to 15
Fox Racing supplemental pro forma data:
Fox's net sales of $57,379 and net income of $4,805 since the acquisition date, August 5, 2022, were included in our consolidated results for the three months ended September 25, 2022, and are reflected in the Outdoor Products reportable segment.

The following unaudited pro forma financial information presents our results as if the Fox Racing acquisition had occurred on April 1, 2021:

	Three months ended		Six months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Sales, net	$809,357	$866,547	$1,690,145	$1,597,835
Net income	94,611	139,541	218,657	233,704
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Three months ended		Six months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Fees for advisory, legal, and accounting services (1)	$(4,051)	$—	$(5,965)	$5,965
Inventory step-up, net (2)	(2,515)	3,772	(2,515)	$7,544
Interest (3)	3,197	7,605	10,627	15,440
Depreciation (4)	180	367	719	699
Amortization (5)	1,176	3,064	4,245	6,126
Management Fees (6)	(133)	(353)	(530)	(707)
Income tax provision (benefit) (7)	39	(3,614)	(2,142)	(8,270)
(1) During the three months and six months ended September 25, 2022, we incurred a total of $4,051 and $5,965 in acquisition related costs, including legal and other professional fees, all of which were reported in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal year 2022.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory, which was expensed over inventory turns.
(3) Adjustment for the estimated interest expense and debt issuance amortization expense on $580,000 in borrowings from Vista's 2022 ABL Revolving Credit Facility and 2022 Term Loan, used to finance the acquisition of Fox Racing. The interest rate assumed for purposes of preparing this pro forma financial information is 5.58%. This rate is the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan as of September 25, 2022.
(4) Adjustment for depreciation related to the revised fair-value basis of the acquired property, plant and equipment and change in estimated useful lives.
(5) Adjustment for amortization of acquired intangible assets.
(6) Represents an adjustment for management fees historically charged by the previous owner of Fox Racing under the terms of their management agreement.
(7) Income tax effect of the adjustments made at a blended federal, state, and international statutory rate adjusted for any non-deductible acquisition costs.
Stone Glacier
During the fourth quarter of fiscal year 2022, we acquired Stone Glacier, a premium brand focused on ultralightweight, performance hunting gear designed for backcountry use. The addition of Stone Glacier allows us to enter the packs, camping equipment, and technical apparel categories with a fast-growing brand and provide a foundation for us to leverage camping category synergies. The results of this business are reported within the Outdoor Products segment. Contingent consideration with an initial fair value of $9,939 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for additional information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Foresight Sports
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
5. Derivative Financial Instruments
Commodity Price Risk
We entered into various commodity forward contracts during fiscal year 2023. These contracts are used to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process and are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 25, 2022, we had outstanding lead forward contracts on approximately 10.1 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities and other long-term liabilities.
Foreign Exchange Risk
To manage our foreign exchange risk, we entered into forward contracts to reduce the variability associated with exchange rate fluctuations. We hedge a portion of our foreign subsidiaries inventory purchases and intercompany transactions executed in U.S. dollars, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These forward contracts are not designated as hedging instruments.
All unrealized gains and losses as shown as of September 25, 2022 will be recognized in the consolidated statements of comprehensive income in other income, net within the next twelve months at then-current value. Realized gains and losses are recognized in the condensed consolidated statement of comprehensive income, and is recorded as part of other income, net. The fair value of the foreign exchange forward contracts is immaterial and is recorded as part of other current assets. As of September 25, 2022, we had outstanding foreign currency forward contracts in place to purchase U.S. Dollars and sell foreign currencies in the following amounts:

Notional amount of currency
Foreign currency:
Euro	$4,670
British Pounds	2,693
Canadian Dollars	6,724
Total	$14,087

6. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Three months ended
	September 25, 2022			September 26, 2021 (5)
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$432,489	$—	$432,489	$450,193	$—	$450,193
Outdoor Accessories (2)	—	73,995	73,995	—	116,156	116,156
Action Sports (3)	—	150,761	150,761	—	104,645	104,645
Outdoor Recreation (4)	—	124,433	124,433	—	107,466	107,466
Total	$432,489	$349,189	$781,678	$450,193	$328,267	$778,460

Geographic Region:
United States	$396,302	$229,657	$625,959	$431,704	$245,502	$677,206
Rest of the World	36,187	119,532	155,719	18,489	82,765	101,254
Total	$432,489	$349,189	$781,678	$450,193	$328,267	$778,460

	Six months ended
	September 25, 2022			September 26, 2021 (5)
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$943,116	$—	$943,116	$814,481	$—	$814,481
Outdoor Accessories (2)	—	142,080	142,080	—	215,187	215,187
Action Sports (3)	—	240,818	240,818	—	196,787	196,787
Outdoor Recreation (4)	—	258,276	258,276	—	214,917	214,917
Total	$943,116	$641,174	$1,584,290	$814,481	$626,891	$1,441,372

Geographic Region:
United States	$877,381	$432,112	$1,309,493	$761,982	$473,178	$1,235,160
Rest of the World	65,735	209,062	274,797	52,499	153,713	206,212
Total	$943,116	$641,174	$1,584,290	$814,481	$626,891	$1,441,372
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories operating segment.
(3) Action Sports includes the operating segments: Sports Protection and Cycling.
(4) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, Golf, Fishing and our Stone Glacier businesses.
(5) During the third quarter of fiscal year 2022, we modified and renamed our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Numerator:
Net income	$93,455	$139,540	$219,470	$242,265
Denominator:
Weighted-average number of common shares outstanding basic:	56,553	57,353	56,520	57,732
Dilutive effect of share-based awards (1)	1,261	1,863	1,578	1,845
Diluted shares	57,814	59,216	58,098	59,577
Earnings per common share:
Basic	$1.65	$2.43	$3.88	$4.20
Diluted	$1.62	$2.36	$3.78	$4.07
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 290 and 293 for the three and six months ended September 25, 2022, respectively, and 0 and 527 for the three and six months ended September 26, 2021, respectively.
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
Net receivables are summarized as follows:

	September 25, 2022	March 31, 2022
Trade receivables	$441,425	$357,584
Other receivables	9,248	13,699
Less: allowance for estimated credit losses and discounts	(18,970)	(14,510)
Net receivables	$431,703	$356,773
No customers represented more than 10% of our total trade receivables balance as of September 25, 2022. Walmart represented 14% of our total trade receivables balance as of March 31, 2022.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses for the six months ended September 25, 2022:

Balance, March 31, 2022	$14,510
Provision for credit losses	2,178
Write-off of uncollectible amounts, net of recoveries	(128)
Purchase accounting (Note 4)	2,410
Balance, September 25, 2022	$18,970
Note Receivable is summarized as follows:

	September 25, 2022	March 31, 2022
Principal	$12,000	$12,000
Less: unamortized discount	(1,835)	(2,308)
Note receivable, net, included within Deferred charges and other non-current assets	$10,165	$9,692
9. Inventories
Current net inventories consist of the following:

	September 25, 2022	March 31, 2022
Raw materials	$245,851	$220,425
Work in process	67,067	60,390
Finished goods	465,056	362,161
Net inventories	$777,974	$642,976
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $32,532 and $14,662 as of September 25, 2022 and March 31, 2022, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	September 25, 2022	March 31, 2022
Derivatives	$(634)	$(356)
Pension and other postretirement benefits liabilities	(69,687)	(71,075)
Cumulative translation adjustment	(7,119)	(5,248)
Total AOCL	$(77,440)	$(76,679)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation, net of income tax:

	Three months ended September 25, 2022				Six months ended September 25, 2022
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(347)	$(70,381)	$(5,721)	$(76,449)	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	(324)	—	—	(324)	(249)	—	—	(249)
Net losses (gains) reclassified from AOCL	37	—	—	37	(29)	—	—	(29)
Net actuarial losses reclassified from AOCL (1)	—	694	—	694	—	1,388	—	1,388
Net change in cumulative translation adjustment	—	—	(1,398)	(1,398)	—	—	(1,871)	(1,871)
Ending balance in AOCL	$(634)	$(69,687)	$(7,119)	$(77,440)	$(634)	$(69,687)	$(7,119)	$(77,440)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended September 26, 2021				Six months ended September 26, 2021
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$224	$(77,440)	$(4,984)	$(82,200)	$161	$(78,166)	$(5,190)	$(83,195)
Change in fair value of derivatives	118	—	—	118	767	—	—	767
Net (gains) reclassified from AOCL	(554)	—	—	(554)	(1,140)	—	—	(1,140)
Net actuarial losses reclassified from AOCL (1)	—	801	—	801	—	1,599	—	1,599
Prior service costs reclassified from AOCL (1)	—	(95)	—	(95)	—	(167)	—	(167)
Net change in cumulative translation adjustment	—	—	(337)	(337)	—	—	(131)	(131)
Ending balance in AOCL	$(212)	$(76,734)	$(5,321)	$(82,267)	$(212)	$(76,734)	$(5,321)	$(82,267)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2022	$86,105	$395,752	$481,857
Acquisitions	—	322,963	322,963
Balance, September 25, 2022	$86,105	$718,715	$804,820
See Note 4, Acquisitions, for additional information on business combinations that occurred during the second fiscal quarter of fiscal year 2023.
Intangible assets by major asset class consisted of the following:

	September 25, 2022			March 31, 2022
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(27,302)	$86,613	$113,915	$(23,756)	$90,159
Patented technology	36,854	(14,845)	22,009	36,854	(13,324)	23,530
Customer relationships and other	528,657	(131,282)	397,375	328,168	(117,664)	210,504
Total	679,426	(173,429)	505,997	478,937	(154,744)	324,193
Non-amortizing trade names	292,203	—	292,203	135,602	—	135,602
Net intangible assets	$971,629	$(173,429)	$798,200	$614,539	$(154,744)	$459,795
Amortization expense was $10,947 and $5,419 for the three months ended September 25, 2022 and September 26, 2021, respectively, and $18,983 and $10,417 for the six months ended September 25, 2022 and September 26, 2021, respectively.
As of September 25, 2022, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2023	$25,242
Fiscal year 2024	50,484
Fiscal year 2025	50,466
Fiscal year 2026	47,457
Fiscal year 2027	46,007
Thereafter	286,341
Total	$505,997
12. Other Current Liabilities
The major categories over 5% of current liabilities are as follows:

	September 25, 2022	March 31, 2022
Accrual for in-transit inventory	$24,621	$11,620
Other	169,381	115,560
Total other current liabilities	$194,002	$127,180
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

The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2022	$9,073
Payments made	(1,633)
Warranties issued	1,680
Changes related to pre-existing warranties and other adjustments	376
Balance, September 25, 2022	$9,496
13. Long-term Debt

Long-term debt consisted of the following:	September 25, 2022	March 31, 2022
2021 ABL Revolving Credit Facility	$—	$170,000
2022 ABL Revolving Credit Facility	470,000	—
2022 Term Loan	350,000	—
Total Principal Amount of Credit Agreements	820,000	170,000
4.5% Senior Notes	500,000	500,000
Less: unamortized deferred financing costs	(12,738)	(3,886)
Carrying amount of long-term debt	1,307,262	666,114
Less: current portion	(140,000)	—
Carrying amount of long-term debt, excluding current portion	$1,167,262	$666,114
Credit Agreements—On August 5, 2022, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of September 25, 2022, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $470,000 and outstanding letters of credit of $15,445, less the minimum required borrowing base of $60,000 , was $54,555. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below) and the 2022 Term Loan (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan matures on August 5, 2024 (the "Term Maturity Date") and is subject to quarterly principal payments, commencing with the fiscal quarter ending December 23, 2022, in an amount equal to (i) 12.5% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan exceeds the Term Loan Formula Threshold described below, or (ii) 10.0% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan is equal to or less than the Term Loan Formula Threshold described below. As of September 25, 2022, our quarterly principal payments are equal to 10.0% of the original principal amount of the 2022 Term Loan, subject to the delivery of our Formula Certificate due on October 15, 2022. The 2022 Term Loan is also subject to certain mandatory prepayment requirements, including with respect to the net cash proceeds from the sale of certain collateral, subject to our rights to reinvest such proceeds, and a percentage of our excess cash flow, to be calculated annually. The Term Loan Formula Threshold is based on a percentage of the appraisal value of eligible intellectual property, eligible machinery and equipment, and the fair market value of eligible real property minus certain reserves. Any outstanding term loans under the 2022 Term Loan will be payable in full on the Term Maturity Date.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of September 25, 2022, the margin under the 2022 ABL Revolving Credit Facility was 0.5% for base rate loans and 1.5% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.

Borrowings under the 2022 Term Loan bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 2.50% to 3.00% or the sum of Term SOFR plus a credit spread adjustment of 0.10%, plus a margin ranging from 3.50% to 4.00%. The margins vary based on our Term Loan Formula Threshold under the 2022 Term Loan. As of September 25, 2022, the margin under the 2022 Term Loan was 3.00% for base rate loans and 4.00% for Term SOFR loans.
As of September 25, 2022, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan was 5.58%.
We incurred debt issuance costs related to the 2022 ABL Revolving Credit Facility of approximately $6,646 and unamortized debt issuance costs of $785 related to the 2021 ABL Credit Facility were written off during fiscal year 2023. This expense is included in interest expense in the condensed consolidated statements of comprehensive income. The remaining unamortized debt issuance costs of approximately $11,133, including remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility, are being amortized over the term of the 2022 ABL Revolving Credit Facility. The debt issuance costs associated with the 2022 ABL Revolving Credit Facility are included within other current and non-current assets.
We incurred debt issuance costs related to the 2022 Term Loan of approximately $9,894. The debt issuance costs associated with the 2022 Term Loan are being amortized to interest expense over 2 years.
Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries are pledged as collateral under the 2022 ABL Revolving Credit Facility and 2022 Term Loan.
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
Rank and guarantees—The 2022 ABL Revolving Credit Facility and 2022 Term Loan obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 4.5% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 4.5% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our 2022 ABL Revolving Credit Facility and 2022 Term Loan or that incur or guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $75,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 4.5% Notes will be released in any of the following circumstances:
•if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary
•if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”
•upon defeasance or satisfaction and discharge of the 4.5% Notes
•if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2022 ABL Revolving Credit Facility and 2022 Term Loan and all capital markets debt securities

Covenants
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility and 2022 Term Loan impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. Each of the 2022 ABL Revolving Credit Facility and 2022 Term Loan contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. In addition, as long as the 2022 Term Loan remains outstanding, we also must maintain a maximum consolidated leverage ratio (as defined in the credit agreement) of 3.00:1.00 as of the end of each fiscal quarter. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the spin-off of any line of business of Vista Outdoor or certain of its subsidiaries, including the expected separation of our Outdoor Products segment (the “Planned Separation”), and amendment of each such covenant will require the consent of all lenders under the applicable credit facility in order to permit the Planned Separation. Vista Outdoor anticipates that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid or refinanced in full prior to or upon the consummation of the Planned Separation. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility or 2022 Term Loan, the lenders under the applicable facility may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $54,555 as of September 25, 2022. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2022 ABL Revolving Credit Facility, the 2022 Term Loan, and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of September 25, 2022, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility and 2022 Term Loan may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility and 2022 Term Loan, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt, for the three months ended September 25, 2022 and September 26, 2021 totaled $12,120 and $12,200, respectively. Cash paid for interest on debt, for the six months ended September 25, 2022 and September 26, 2021 totaled $13,211 and $12,200, respectively.
14. Employee Benefit Plans
We recognized an aggregate net loss of $381 and $3 for employee defined benefit plans during the three months ended September 25, 2022 and September 26, 2021, respectively.
We recognized an aggregate net loss of $762 and $38 for employee defined benefit plans during the six months ended September 25, 2022 and September 26, 2021, respectively.
Employer contributions and distributions—We made contributions of $0 and $1,300 to our pension trust during the six months ended September 25, 2022 and September 26, 2021, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2023.
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
The income tax provisions for the three months ended September 25, 2022 and September 26, 2021 represent effective tax rates of 20.8% and 24.5%, respectively. The decrease in the effective tax rate from the prior year quarter is primarily driven by the non-taxable contingent consideration income in the current quarter and the impact of beneficial state tax law changes.
The income tax provisions for the six months ended September 25, 2022 and September 26, 2021 represent effective tax rates of 22.7% and 24.9%, respectively. The decrease in the effective tax rate from the prior year period is primarily driven by the non-taxable contingent consideration income in the current period and the impact of beneficial state tax law changes.
The effective tax rate for the three and six months ended September 25, 2022 and September 26, 2021 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions.
Income taxes paid, net of refunds, totaled $60,068 and $47,697 for the six months ended September 25, 2022 and September 26, 2021, respectively.
We have filed amended income tax returns requesting total refunds of $42,193, which are reflected in our income tax receivable of $49,010.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $29,000 and $24,719 as of September 25, 2022 and March 31, 2022, respectively. Although the timing and outcome of income tax audit settlements are uncertain, it is expected that a $3,532 reduction of the liability for uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,838.
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
Certain of our former subsidiaries have been identified as potentially responsible parties ("PRPs"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $694 and $697 as of September 25, 2022 and March 31, 2022, respectively.
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
17. Operating Segment Information
Our business is comprised of eight operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Our Ammunition operating segment is in its own reportable segment which has been renamed Sporting Products. We aggregate our Outdoor Accessories, Sports Protection, Outdoor

Cooking, Hydration, Golf, Fishing, and Cycling operating segments into the Outdoor Products reportable segment. The operating segments comprising our respective reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains.
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
Our Sporting Products and Outdoor Products reportable segments generated approximately 60% and 40%, respectively, of our external sales in the six months ended September 25, 2022.
No single customer contributed 10% or more of our sales in the six months ended September 25, 2022 and September 26, 2021.
The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended September 25, 2022				Six months ended September 25, 2022
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$432,489	$349,189	$—	$781,678	$943,116	$641,174	$—	$1,584,290
Gross Profit	159,138	106,771	(3,035)	262,874	360,100	199,279	(3,035)	556,344
EBIT	133,552	30,471	(32,115)	131,908	309,638	58,157	(63,462)	304,333
Depreciation and amortization	6,398	15,543	1,043	22,984	12,780	27,350	2,170	42,300

	Three months ended September 26, 2021				Six months ended September 26, 2021
	(b) Sporting Products	(b) Outdoor Products	(a) Corporate and other reconciling items	Total	(b) Sporting Products	(b) Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$450,193	$328,267	$—	$778,460	$814,481	$626,891	$—	$1,441,372
Gross Profit	202,601	96,320	—	298,921	351,597	189,135	(384)	540,348
EBIT	175,519	42,724	(27,504)	190,739	300,224	85,669	(51,498)	334,395
Depreciation and amortization	6,368	9,128	943	16,439	12,874	17,896	1,914	32,684
(a) Reconciling items for the three and six months ended September 25, 2022 included post-acquisition compensation expense of $3,269 and $7,600, inventory fair value step-up expenses related to acquisitions the Fox Racing and Simms acquisitions of $3,036 and $3,036, and contingent consideration fair value adjustment of $(11,313) and $(11,425), respectively. Reconciling items for the three and six months ended September 26, 2021 included a fair value step-up in inventory allocated from the HEVI-Shot acquisition of $0 and $384 and post-acquisition compensation expense of $1,245 and $1,792, respectively.
(b) During the third quarter of fiscal year 2022, we modified and renamed our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
Sales, net exclude all intercompany sales between Sporting Products and Outdoor Products which were not material for the three and six months ended September 25, 2022 and September 26, 2021.

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
Reportable Segments and Products
We operate under eight operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products.
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
•Our Outdoor Products reportable segment designs, develops, distributes and manufactures gear and equipment to enhance the outdoor experiences of a wide variety of end users, including hunters, hikers, campers, cyclists, skiers, snowboarders, anglers and golfers. Products from the businesses included in this reportable segment include sport optics and archery and hunting accessories, e-bikes, helmets, goggles and accessories for cycling, snow sports, motocross and power sports, pellet grills, cookware, pellets and camp stoves, hydration packs, water bottles, drinkware and coolers, launch monitors, laser rangefinders, GPS devices, golf simulators and other technology products, waders, sportswear, outerwear, footwear and fishing tools and accessories. Our Outdoor Products reportable segment consists of:
•Our Outdoor Accessories operating segment, which includes our Bushnell Optics, Primos, RCBS, BlackHawk!, and Eagle businesses;
•Our Sports Protection operating segment, which includes our Bell, Giro and Fox Racing businesses;
•Our Cycling operating segment, which is comprised of our QuietKat business;
•Our Outdoor Cooking operating segment, which includes our Camp Chef and Fiber Energy businesses;
•Our Hydration operating segment, which is comprised of our CamelBak business;
•Our Golf operating segment, which includes our Bushnell Golf and Foresight businesses; and
•Our Fishing operating segment, which is comprised of our Simms Fishing business.
Planned Separation of Outdoor Products and Sporting Products
On May 5, 2022, we announced that our Board of Directors has unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies. We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect the transaction will be completed in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and Exchange Commission, our receipt of the necessary regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
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
Executive Summary
Financial highlights and notable events for the three months ended September 25, 2022 included the following:
•Net sales increased $3,218, or 0.4%, over the comparable quarter last year.
◦ Sporting Products net sales decreased $17,704, or 3.9%.
◦ Outdoor Products net sales increased $20,922, or 6.4%.
•Gross profit decreased $36,047, or 12.1%, as compared to the comparable quarter last year. Gross profit margin decreased to 33.6%, a decrease of 480 basis points over the comparable quarter last year.
◦ Sporting Products gross profit decreased $43,463, or 21.5%.
◦ Outdoor Products gross profit increased $10,451, or 10.9%.
•EBIT decreased $58,831, or 30.8%, for the three months ended September 25, 2022 as compared to the three months ended September 26, 2021. EBIT margin decreased to 16.9%, a decrease of 760 basis points over the comparable quarter last year.
•Net income decreased to $93,455, or $1.62 per diluted share, compared to net income of $139,540, or $2.36 per diluted share for the comparable quarter last year.
•On August 5, 2022, we entered into a new ABL Term Loan Facility (the “2022 ABL Revolving Credit Facility”), which replaced the 2021 ABL Revolving Credit Facility. The 2022 ABL Revolving Credit Facility is comprised of a $600,000 Revolving Credit Facility and an asset-backed Term Loan of $350,000. See Note 13, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
•We acquired Fox Racing and Simms Fishing during the second fiscal quarter of 2023. See Note 4, Acquisitions, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
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
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on results of operations, our financial condition, liquidity, and certain other factors that may affect our future results. The following information should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Results of Operations
Segment results for the three and six months ended September 25, 2022 compared to the three and six months ended September 26, 2021
Our net sales, gross profit, and EBIT by reportable segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended		Change		Six months ended		Change
Net Sales:	September 25, 2022	September 26, 2021 (1)	Dollars	Percent	September 25, 2022	September 26, 2021 (1)	Dollars	Percent
Sporting Products	$432,489	$450,193	$(17,704)	(3.9)%	$943,116	$814,481	$128,635	15.8%
Outdoor Products	349,189	328,267	20,922	6.4%	641,174	626,891	14,283	2.3%
Total net sales	$781,678	$778,460	$3,218	0.4%	$1,584,290	$1,441,372	$142,918	9.9%
Three months ended
(1) We modified the structure of our reportable segments during the third quarter of fiscal 2022. Accordingly, prior period amounts have been reclassified to conform with the current period presentation. See Note 17, Operating Segment Information, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Sporting Products— The decrease in net sales was caused by lower levels of finished goods inventory available during the quarter due to high sales in the prior fiscal quarter, partially offset by improved pricing.
Outdoor Products— The increase in net sales was driven by businesses acquired in the last twelve months and pricing, partially offset by declines in our organic businesses, primarily caused by reduced purchasing from big box retailers.
Six months ended
Sporting Products— The increase in sales was driven by higher volume in nearly all categories and improved pricing.
Outdoor Products— The increase in sales was driven by businesses acquired in the last twelve months and pricing, partially offset by declines in our organic businesses, primarily caused by reduced purchasing from big box retailers.

	Three months ended		Change		Six months ended		Change
Gross Profit:	September 25, 2022	September 26, 2021 (1)	Dollars	Percent	September 25, 2022	September 26, 2021 (1)	Dollars	Percent
Sporting Products	$159,138	$202,601	$(43,463)	(21.5)%	$360,100	$351,597	$8,503	2.4%
Outdoor Products	106,771	96,320	10,451	10.9%	199,279	189,135	10,144	5.4%
Corporate and other	(3,035)	—	(3,035)	—%	(3,035)	$(384)	(2,651)	—%
Total gross profit	$262,874	$298,921	$(36,047)	(12.1)%	$556,344	$540,348	$15,996	3.0%
Gross profit margin	33.6%	38.4%			35.1%	37.5%

Three months ended
Sporting Products—The decrease in gross profit was caused by increased commodity and freight costs, lower volume, and unfavorable mix. These decreases were partially offset by pricing. Gross profit margin was 36.8% compared to 45.0% in the prior year quarter.
Outdoor Products—The increase in gross profit was primarily driven by volume from businesses acquired in the last twelve months. These increases were partially offset by organic business volume declines. Gross profit margin was 30.6% compared to 29.3% in the prior year quarter.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses related to acquisitions completed in the second quarter of fiscal year 2023.
Six months ended
Sporting Products—The increase in gross profit was driven by sales volume and improved pricing. These increases were partially offset by increased commodity and freight costs. Gross profit margin was 38.2% compared to 43.2% in the prior year period.
Outdoor Products—The increase in gross profit was primarily driven by volume from businesses acquired in the last twelve months. These increases were partially offset by organic business volume declines. Gross profit margin was 31.1% compared to 30.2% in the prior year period.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses related to acquisitions completed in the second quarter of fiscal year 2023.

	Three months ended		Change		Six months ended		Change
EBIT:	September 25, 2022	September 26, 2021	Dollars	Percent	September 25, 2022	September 26, 2021	Dollars	Percent
Sporting Products	$133,552	$175,519	$(41,967)	(23.9)%	$309,638	$300,224	$9,414	3.1%
Outdoor Products	30,471	42,724	(12,253)	(28.7)%	58,157	85,669	(27,512)	(32.1)%
Corporate and other	(32,115)	(27,504)	(4,611)	(16.8)%	(63,462)	(51,498)	(11,964)	(23.2)%
Total EBIT	$131,908	$190,739	$(58,831)	(30.8)%	$304,333	$334,395	$(30,062)	(9.0)%
EBIT margin	16.9%	24.5%			19.2%	23.2%
Three months ended
Sporting Products—The decrease in EBIT was primarily caused by the decreased gross profit. EBIT margin was 30.9% compared to 39.0% in the prior year quarter.
Outdoor Products—The decrease in EBIT was primarily caused by decreased gross profit in the organic businesses, as well as increased selling, general, and administrative costs related to the businesses acquired in the past twelve months. EBIT margin was 8.7% compared to 13.0% in the prior year quarter.
Corporate and Other—The decrease in EBIT was primarily caused by increased planned separation costs, and increased transaction and transition costs, partially offset by a decrease in the fair value of the contingent consideration liability.
Six months ended
Sporting Products—The increase in EBIT was primarily driven by the increase in gross profit. EBIT margin was 32.8% compared to 36.9% in the prior year period.
Outdoor Products—The decrease in EBIT was primarily caused by decreased gross profit in the organic businesses, as well as selling, general, and administrative costs related to the businesses acquired in the past twelve months. EBIT margin was 9.1% compared to 13.7% in the prior year period.
Corporate and Other—The decrease in EBIT was primarily caused by increased planned separation costs, and increased transaction and transition costs, partially offset by a decrease in the fair value of the contingent consideration liability.

	Three months ended		Change		Six months ended		Change
Interest expense, net:	September 25, 2022	September 26, 2021	Dollars	Percent	September 25, 2022	September 26, 2021	Dollars	Percent
Corporate and other	$13,934	$5,929	$8,005	135.0%	$20,244	$11,607	$8,637	74.4%

For the three and six months ended September 25, 2022, the increase in interest expense is due to a higher average interest rate and debt balance, along with increased debt issuance cost associated with our debt refinancing.

	Three months ended					Six months ended
Income tax provision:	September 25, 2022	Effective Rate	September 26, 2021	Effective Rate	$ Change	September 25, 2022	Effective Rate	September 26, 2021	Effective Rate	$ Change
Corporate and other	$(24,519)	20.8%	$(45,270)	24.5%	$20,751	$(64,619)	22.7%	$(80,523)	24.9%	$15,904
See Note 15, Income Taxes, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details regarding income taxes.
The decrease in the effective rate for both the three and six months ended September 25, 2022 in relation to the comparable prior year periods is primarily driven by the non-taxable contingent consideration income in the current year and the impact of beneficial state tax law changes.
Financial condition
Cash increased to $66,065 at September 25, 2022 compared to $22,584 at March 31, 2022, primarily due to cash provided by operating activities and advances on the 2022 ABL Revolving Credit Facility and 2022 Term Loan, partially offset by payments for acquisitions completed in the second quarter of fiscal year 2022.
Operating Activities
Cash provided by operating activities increased by $88,222 in the six months ended September 25, 2022 compared to the prior year period. Timing of payments by customers, payments for inventory, and post-acquisition compensation payments as compared to the prior year period all contributed to the increase. These increases were partially offset by timing of payments to vendors, and timing of income tax payments.
Investing Activities
Cash used for investing activities increased by $751,165 for the six months ended September 25, 2022 compared to the prior-year period. The change was primarily driven by the acquisition of businesses during the second quarter of fiscal year 2023.
Financing Activities
Cash provided by financing activities increased by $685,455 for the six months ended September 25, 2022 compared to the prior year period. The increase relates to proceeds from the 2022 ABL Revolving Credit Facility and 2022 Term Loan, partially offset by increased payments on our credit facilities and a reduction in the repurchase of treasury shares as compared to the prior year period.
Liquidity and Capital Resources
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes, 2022 Term Loan and 2022 ABL Revolving Credit Facility, and principal pre-payments due under the 2022 Term Loan. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the spin-off of any line of business of Vista Outdoor or certain of its subsidiaries, including the expected separation of our Outdoor Products segment (the “Planned Separation”), and amendment of each such covenant will require the consent of all lenders under the applicable credit facility in order to permit the Planned Separation. We anticipate that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid or refinanced in full prior to or upon the consummation of the Planned Separation.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and fund the 2022 Share Repurchase Program over the next 12 months. As of September 25, 2022, based on the borrowing base less outstanding borrowings of $470,000, outstanding letters of credit of $15,445, and the minimum required borrowing base of $60,000, the amount available under the 2022 ABL Revolving Credit Facility was $54,555. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 49.4% as of September 25, 2022.

There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions, including any disruptions to capital markets caused by COVID-19 pandemic (including the emergence and spread of vaccine resistant coronavirus variants), the war in Ukraine and imposition of sanctions on Russia, or our future financial condition and performance. Furthermore, because our 2022 ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions, including as a result of the COVID-19 pandemic (including the emergence and spread of vaccine resistant coronavirus variants) or the war in Ukraine and imposition of sanctions on Russia, that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the 2022 ABL Revolving Credit Facility
Additional information about our long-term debt is presented in Note 13, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Contractual Obligations and Commitments
We leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of September 25, 2022, current and long-term operating lease liabilities of $15,980 and $96,663, respectively, were recorded in the accompanying condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Except as discussed in Note 13, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under Liquidity and Capital Resources above, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2022.
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
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the six months ended September 25, 2022 and September 26, 2021.

If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Commodity Price Risk
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs that may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses, if the selling prices of our products are not able to offset these increased costs. Additionally, inflation may potentially impact demand as consumers reduce discretionary spending. We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, the prices of commodity metals, such as copper, zinc, and lead continue to be volatile. These prices generally impact our Sporting Products Segment. See Note 5, Derivative Financial Instruments, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, commodity prices, and foreign currency exchange rates. Our market risks at September 25, 2022 are similar to those disclosed in our Annual Report on Form 10-K for fiscal year 2022. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for fiscal year 2022, as filed with the SEC on May 24, 2022, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 25, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 25, 2022, we completed the acquisition of Fox Racing. Prior to the acquisition, Fox Racing was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Fox Racing and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies of this magnitude.
During the six months ended September 25, 2022, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.3*
Indenture, dated as of March 3, 2021, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2021).

4.4*
Supplemental Indenture, dated as of March 3, 2021, among Vista Outdoor Inc., the subsidiaries of Vista Outdoor Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2021).

4.5*
Form of 4.500% Senior Note due 2029 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2) (Exhibit 4.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2021).

10.1*
Asset-Based Revolving Credit Agreement dated as of August 5, 2022 among Vista Outdoor Inc., the additional borrowers from time to time party thereto, each lender from time to time party thereto, each L/C issuer from time to time party thereto and Capital One, National Association, as administrative agent. (Exhibit 10.1 to Vista Outdoor, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 8, 2022)

10.2*
Term Loan Credit Agreement dated as of August 5, 2022, among Vista Outdoor Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 10.2 to Vista Outdoor, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 8, 2022)

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended September 25, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104
The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended September 25, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).

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

VISTA OUTDOOR INC.
Date:	November 3, 2022	By:	/s/ Sudhanshu Priyadarshi
		Name:	Sudhanshu Priyadarshi
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)