Form 10-Q
period 2022-12-25
Vista Outdoor Inc.
filed 2023-02-03
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 30, 2023, there were 56,582,937 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	December 25, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$77,426	$22,584
Net receivables	375,296	356,773
Net inventories	779,991	642,976
Income tax receivable	41,415	43,560
Other current assets	61,847	45,050
Total current assets	1,335,975	1,110,943
Net property, plant, and equipment	232,843	211,087
Operating lease assets	100,475	78,252
Goodwill	799,367	481,857
Net intangible assets	785,736	459,795
Deferred charges and other non-current assets, net	75,309	54,267
Total assets	$3,329,705	$2,396,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$140,000	$—
Accounts payable	158,619	146,697
Accrued compensation	44,468	79,171
Federal excise, use, and other taxes	37,237	40,825
Other current liabilities	179,260	127,180
Total current liabilities	559,584	393,873
Long-term debt	1,078,318	666,114
Deferred income tax liabilities	84,183	29,304
Long-term operating lease liabilities	94,845	80,083
Accrued pension and postemployment benefits	21,489	22,634
Other long-term liabilities	70,634	79,794
Total liabilities	1,909,053	1,271,802
Commitments and contingencies (Notes 3, 13, and 16)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 56,575,405 shares as of December 25, 2022 and 56,093,456 shares as of March 31, 2022	566	560
Additional paid-in capital	1,722,294	1,730,927
Retained earnings (accumulated deficit)	63,807	(220,810)
Accumulated other comprehensive loss	(76,267)	(76,679)
Common stock in treasury, at cost — 7,389,034 shares held as of December 25, 2022 and 7,870,983 shares held as of March 31, 2022	(289,748)	(309,599)
Total stockholders' equity	1,420,652	1,124,399
Total liabilities and stockholders' equity	$3,329,705	$2,396,201
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Sales, net	$754,775	$794,654	$2,339,065	$2,236,026
Cost of sales	515,969	513,184	1,543,915	1,414,208
Gross profit	238,806	281,470	795,150	821,818
Operating expenses:
Research and development	12,382	7,478	31,433	19,786
Selling, general, and administrative	129,738	115,045	363,439	308,690
Earnings before interest, income taxes, and other	96,686	158,947	400,278	493,342
Other income, net (Note 5)	639	—	1,380	—
Earnings before interest and income taxes	97,325	158,947	401,658	493,342
Interest expense, net	(18,953)	(6,695)	(39,197)	(18,302)
Earnings before income taxes	78,372	152,252	362,461	475,040
Income tax provision	(13,225)	(34,115)	(77,844)	(114,638)
Net income	$65,147	$118,137	$284,617	$360,402
Earnings per common share:
Basic	$1.15	$2.07	$5.03	$6.26
Diluted	$1.13	$2.00	$4.91	$6.07
Weighted-average number of common shares outstanding:
Basic	56,574	57,162	56,538	57,540
Diluted	57,843	59,066	58,022	59,404

Net income (from above)	$65,147	$118,137	$284,617	$360,402
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0 and $0 for the three and nine months ended December 25, 2022, respectively, and $190 and $244 for the three and nine months ended December 26, 2021, respectively	—	(585)	—	(752)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(221) and $(663) for the three and nine months ended December 25, 2022, respectively, and $(348) and $(867) for the three and nine months ended December 26, 2021, respectively	694	1,072	2,082	2,671
Change in derivatives, net of tax benefit of $164 and $945 for the three and nine months ended December 25, 2022, respectively, and $33 and $154 for the three and nine months ended December 26, 2021, respectively	(515)	(102)	(793)	(475)
Change in cumulative translation adjustment, net of tax (expense) of $(3) and $(171) for the three and nine months ended December 25, 2022, respectively, and $0 and $0 for the three and nine months ended December 26, 2021, respectively	994	(115)	(877)	(246)
Total other comprehensive income	1,173	270	412	1,198
Comprehensive income	$66,320	$118,407	$285,029	$361,600
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 25, 2022	December 26, 2021
Operating Activities:
Net income	$284,617	$360,402
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	35,660	33,980
Amortization of intangible assets	31,431	18,031
Amortization of deferred financing costs	4,603	1,057
Change in fair value of contingent consideration	(16,403)	—
Deferred income taxes	(6,165)	(1,287)
Gain on foreign exchange	(586)	—
Loss on disposal of property, plant, and equipment	699	223
Share-based compensation	19,590	20,562
Changes in assets and liabilities:
Net receivables	31,127	(78,120)
Net inventories	(45,568)	(131,994)
Accounts payable	(11,254)	4,367
Accrued compensation	(39,558)	(13,947)
Accrued income taxes	13,538	667
Federal excise, use, and other taxes	(4,643)	8,977
Pension and other postretirement benefits	1,600	(1,536)
Other assets and liabilities	8,828	(1,916)
Cash provided by operating activities	307,516	219,466
Investing Activities:
Capital expenditures	(25,157)	(24,828)
Acquisition of businesses, net of cash received	(761,497)	(528,508)
Proceeds from the disposition of property, plant, and equipment	43	383
Cash used for investing activities	(786,611)	(552,953)
Financing Activities:
Proceeds from credit facility	468,000	300,000
Repayments of credit facility	(223,000)	(80,000)
Debt issuance costs	(16,935)	(1,053)
Proceeds from issuance of long-term debt	350,000	—
Payments on long-term debt	(35,000)	—
Purchase of treasury shares	—	(86,121)
Proceeds from exercise of stock options	205	325
Payment of employee taxes related to vested stock awards	(8,946)	(3,087)
Cash provided by financing activities	534,324	130,064
Effect of foreign exchange rate fluctuations on cash	(387)	(201)
Increase (decrease) in cash and cash equivalents	54,842	(203,624)
Cash and cash equivalents at beginning of period	22,584	243,265
Cash and cash equivalents at end of period	$77,426	$39,641
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$4,020	$1,963
Contingent consideration in connection with business combinations	$11,400	$26,025
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, September 25, 2022	56,566,915	$566	$1,717,750	$(1,340)	$(77,440)	$(290,085)	$1,349,451
Comprehensive income	—	—	—	65,147	1,173	—	66,320
Exercise of stock options	1,257	—	(25)	—	—	49	24
Share-based compensation	—	—	4,834	—	—	—	4,834
Restricted stock vested and shares withheld	929	—	(52)	—	—	40	(12)
Employee stock purchase plan	6,195	—	(100)	—	—	243	143
Other	109	—	(113)	—	—	5	(108)
Balance, December 25, 2022	56,575,405	$566	$1,722,294	$63,807	$(76,267)	$(289,748)	$1,420,652

Balance, September 26, 2021	57,288,160	$573	$1,731,665	$(451,771)	$(82,267)	$(263,187)	$935,013
Comprehensive income	—	—	—	118,137	270	—	118,407
Exercise of stock options	5,976	—	(139)	—	—	236	97
Share-based compensation	—	—	6,750	—	—	—	6,750
Restricted stock vested and shares withheld	8,483	—	(486)	—	—	321	(165)
Employee stock purchase plan	2,803	—	(3)	—	—	110	107
Treasury shares purchased	(758,273)	—	—	—	—	(29,882)	(29,882)
Other	3,635	(7)	(137)	—	—	142	(2)
Balance, December 26, 2021	56,550,784	$566	$1,737,650	$(333,634)	$(81,997)	$(292,260)	$1,030,325

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
Comprehensive income	—	—	—	284,617	412	—	285,029
Exercise of stock options	14,407	—	(360)	—	—	565	205
Share-based compensation	—	—	19,590	—	—	—	19,590
Restricted stock vested and shares withheld	415,294	—	(26,016)	—	—	17,251	(8,765)
Employee stock purchase plan	12,197	—	(176)	—	—	478	302
Other	40,051	6	(1,671)	—	—	1,557	(108)
Balance, December 25, 2022	56,575,405	$566	$1,722,294	$63,807	$(76,267)	$(289,748)	$1,420,652

Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	360,402	1,198	—	361,600
Exercise of stock options	15,277	—	(278)	—	—	603	325
Share-based compensation	—	—	20,562	—	—	—	20,562
Restricted stock vested and shares withheld	186,208	—	(11,590)	—	—	8,326	(3,264)
Employee stock purchase plan	5,529	—	9	—	—	218	227
Treasury shares purchased	(2,281,956)	—	—	—	—	(86,121)	(86,121)
Other	64,710	(19)	(2,532)	—	—	2,550	(1)
Balance, December 26, 2021	56,550,784	$566	$1,737,650	$(333,634)	$(81,997)	$(292,260)	$1,030,325
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended December 25, 2022
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
Significant Accounting Policies—Our accounting policies are described in Note 1 of the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal year 2022, which was filed with the SEC on May 24, 2022.
Recent Accounting Pronouncements—No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.
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
Note Receivable
In connection with the sale of our Firearms business in July 2019, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. Subsequent to our third fiscal quarter end, this promissory note was settled in full. See Note 8, Receivables, for additional information.

Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the condensed consolidated statement of comprehensive income. As of December 25, 2022, the estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier, Fox Racing, Fiber Energy, and HEVI-Shot are $11,823, $9,939, $6,400, $3,625, and $300, respectively. See Note 4, Acquisitions, for additional information.
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	December 25, 2022	March 31, 2022
Other current liabilities	$16,811	$96
Other long-term liabilities	15,276	36,994
Total	$32,087	$37,090
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2023:

Balance, March 31, 2022	$37,090
Acquisition of Fox Racing	11,400
Decrease in fair value	(16,403)
Balance, December 25, 2022	$32,087
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of December 25, 2022 and March 31, 2022 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of December 25, 2022 and March 31, 2022 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	December 25, 2022		March 31, 2022
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$365,000	$500,000	$460,000
Variable-rate debt (2)	730,000	730,000	170,000	170,000
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
(2) Variable rate debt— The carrying value of the amounts outstanding under our 2022 ABL Revolving Credit Facility and 2022 Term Loan approximates the fair value because the interest rates are variable and reflective of market rates as of December 25, 2022. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	December 25, 2022	March 31, 2022
Assets:
Operating lease assets	Operating lease assets	$100,475	$78,252

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$16,612	$11,804
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	94,845	80,083
Total lease liabilities		$111,457	$91,887
The components of lease expense are recorded to cost of sales and selling, general, and administration expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended		Nine months ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Fixed operating lease costs (1)	$7,406	$5,795	$20,300	$16,297
Variable operating lease costs	522	701	1,980	2,284
Operating and sub-lease income	(157)	(180)	(464)	(331)
Net Lease costs	$7,771	$6,316	$21,816	$18,250
(1) Includes short-term leases

	December 25, 2022	March 31, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	8.44	8.65

Weighted Average Discount Rate:
Operating leases	8.33%	7.99%

The approximate minimum lease payments under non-cancelable operating leases as of December 25, 2022 are as follows:

Remainder of fiscal year 2023	$6,148
Fiscal year 2024	24,969
Fiscal year 2025	19,183
Fiscal year 2026	17,633
Fiscal year 2027	16,584
Thereafter	75,961
Total lease payments	160,478
Less imputed interest	(49,021)
Present value of lease liabilities	$111,457
Supplemental cash flow information related to leases is as follows:

	Nine months ended
	December 25, 2022	December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$16,623	$14,054
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	33,268	13,472
4. Acquisitions
Simms Fishing
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products (Simms), a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. The results of this business are reported within the Outdoor Products reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fox Racing
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), for a base purchase price of $540,000, subject to certain customary adjustments for cash and debt, transaction expenses, and working capital. In connection with the acquisition, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility, and a $350,000 term loan facility (the “2022 Term Loan”). The proceeds of the Term Facility, together with the proceeds of a borrowing under the ABL Credit Facility, were used to finance the acquisition and to pay related fees and expenses. See Note 13, Long-term Debt, for additional information. The agreement includes up to an additional $50,000 of contingent consideration payable to Seller and certain individuals during the second quarter of fiscal year 2024 if Fox Racing achieves certain adjusted Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") targets during the period beginning on January 1, 2022 and ending on December 31, 2022. The initial fair value of the contingent consideration was $11,400, and is included in the total purchase consideration below. See Note 2, Fair Value of Financial Instruments, for additional information related to the initial fair value calculation methodology and current fair value of the contingent consideration.
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
Fox Racing preliminary purchase price allocation:

August 5, 2022
Cash consideration to the Seller	$559,134
Cash held in escrow to cover purchase price adjustments	5,000
Fair value of contingent consideration payable	11,400
Total estimated purchase consideration	$575,534
Fair value of assets acquired:
Accounts receivable	$39,174
Inventories	96,142
Intangible assets	253,600
Property, plant, and equipment	29,060
Operating lease assets	16,078
Other current assets	17,145
Other long-term assets	5,347
Total assets	456,546
Fair value of liabilities assumed:
Accounts payable	18,584
Long-term operating lease liabilities	11,971
Deferred income taxes	60,512
Other liabilities	39,292
Other long-term liabilities	41
Total liabilities	130,400
Net assets acquired	326,146
Goodwill	$249,388
Fox Racing intangible assets above include:

	Value	Useful life (years)
Tradenames	$106,200	Indefinite
Customer relationships	147,400	5 to 15
Fox Racing supplemental pro forma data:
Fox's net sales of $124,523 and net loss of $2,498 since the acquisition date, August 5, 2022, were included in our consolidated results for the nine months ended December 25, 2022, and are reflected in the Outdoor Products reportable segment.

The following unaudited pro forma financial information presents our results as if the Fox Racing acquisition had occurred on April 1, 2021:

	Three months ended		Nine months ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Sales, net	$754,775	$861,950	$2,444,920	$2,459,785
Net income	68,075	90,309	286,732	324,014
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Three months ended		Nine months ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Fees for advisory, legal, and accounting services (1)	$(99)	$99	$(6,064)	$6,064
Inventory step-up, net (2)	(3,772)	—	(6,287)	$7,544
Interest (3)	—	7,455	10,627	22,895
Depreciation (4)	—	457	719	1,156
Amortization (5)	—	3,065	4,245	9,191
Management Fees (6)	—	(353)	(530)	(1,060)
Income tax provision (benefit) (7)	943	(2,656)	(1,199)	(10,925)
(1) During the three months and nine months ended December 25, 2022, we incurred a total of $99 and $6,064 in acquisition related costs, including legal and other professional fees, all of which were reported in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal year 2022.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory, which was expensed over inventory turns.
(3) Adjustment for the estimated interest expense and debt issuance amortization expense on $580,000 in borrowings from Vista's 2022 ABL Revolving Credit Facility and 2022 Term Loan, used to finance the acquisition of Fox Racing. The interest rate assumed for purposes of preparing this pro forma financial information is 5.58%. This rate is the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan during the quarter of the acquisition.
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
We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information becomes available. We finalized the purchase price allocation during the third quarter of fiscal year 2023, and no significant changes were recorded. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.

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
5. Derivative Financial Instruments
We account for our commodity and foreign currency forward contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. We may use derivatives to hedge certain interest rates, foreign currency exchange rates, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes.
Commodity Price Risk
We use designated cash flow hedges to hedge our exposure to price fluctuations on lead we purchase for raw material components in our ammunition manufacturing process that are designated and qualify as effective cash flow hedges. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of December 25, 2022, we had outstanding lead forward contracts on approximately 9.3 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. Assets related to the lead forward contracts as of December 25, 2022 were $1,362 recorded in other current assets, and $43 recorded in other long-term assets.
Foreign Exchange Risk
In the normal course of business, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of our international subsidiaries. We use designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of our strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros, and Canadian Dollars.
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. These contracts generally mature within 12 months to 15 months from their inception. As of December 25, 2022, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $47,000.
As of December 25, 2022, net losses of $2,920 were recorded in accumulated other comprehensive income related to foreign currency forward contracts. No gains or losses were reclassified from accumulated other comprehensive income for the three and nine months ended December 25, 2022. All unrealized gains and losses as shown as of December 25, 2022 will be recognized in the consolidated statements of comprehensive income in other income, net within the next twelve months at then-current value. The liability related to the foreign forward contracts as of December 25, 2022 of $3,053 is recorded as part of other current liabilities.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We have also used non-designated hedges to hedge a portion of U.S. subsidiary sales that are recorded in Canadian Dollars. These contracts generally mature within 12 months from inception. As of December 25, 2022, the notional amounts of our foreign currency forward contracts not designated as cash flow hedge instruments were approximately $2,800.

We record these derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. Net loss of $81 and net gain of $515 for the three and nine months ended December 25, 2022 were recognized in the condensed consolidated statement of comprehensive income, as part of other income. The fair value of the foreign exchange forward contracts is $187 and is recorded as part of other current assets. In addition, during the three and nine months ended December 25, 2022, we recognized net foreign currency translation gains of $720 and $866, respectively.
6. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Three months ended
	December 25, 2022			December 26, 2021
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$401,504	$—	$401,504	$459,646	$—	$459,646
Outdoor Accessories (2)	—	79,623	79,623	—	119,345	119,345
Action Sports (3)	—	132,322	132,322	—	98,714	98,714
Outdoor Recreation (4)	—	141,326	141,326	—	116,949	116,949
Total	$401,504	$353,271	$754,775	$459,646	$335,008	$794,654

Geographic Region:
United States	$367,056	$261,090	$628,146	$434,326	$250,725	$685,051
Rest of the World	34,448	92,181	126,629	25,320	84,283	109,603
Total	$401,504	$353,271	$754,775	$459,646	$335,008	$794,654

	Nine months ended
	December 25, 2022			December 26, 2021
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$1,344,620	$—	$1,344,620	$1,274,127	$—	$1,274,127
Outdoor Accessories (2)	—	221,704	221,704	—	334,533	334,533
Action Sports (3)	—	373,139	373,139	—	295,501	295,501
Outdoor Recreation (4)	—	399,602	399,602	—	331,865	331,865
Total	$1,344,620	$994,445	$2,339,065	$1,274,127	$961,899	$2,236,026

Geographic Region:
United States	$1,244,437	$693,305	$1,937,742	$1,196,309	$723,902	$1,920,211
Rest of the World	100,183	301,140	401,323	77,818	237,997	315,815
Total	$1,344,620	$994,445	$2,339,065	$1,274,127	$961,899	$2,236,026
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories operating segment.
(3) Action Sports includes the operating segments: Sports Protection and Cycling.
(4) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, Golf, Fishing and our Stone Glacier business.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Numerator:
Net income	$65,147	$118,137	$284,617	$360,402
Denominator:
Weighted-average number of common shares outstanding basic:	56,574	57,162	56,538	57,540
Dilutive effect of share-based awards (1)	1,269	1,904	1,484	1,864
Diluted shares	57,843	59,066	58,022	59,404
Earnings per common share:
Basic	$1.15	$2.07	$5.03	$6.26
Diluted	$1.13	$2.00	$4.91	$6.07

(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 23 and 316 for the three and nine months ended December 25, 2022, respectively, and 0 and 0 for the three and nine months ended December 26, 2021, respectively.
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
Net receivables are summarized as follows:

	December 25, 2022	March 31, 2022
Trade receivables	$385,285	$357,584
Other receivables	9,080	13,699
Less: allowance for estimated credit losses and discounts	(19,069)	(14,510)
Net receivables	$375,296	$356,773
No customers represented more than 10% of our total trade receivables balance as of December 25, 2022. Walmart represented 14% of our total trade receivables balance as of March 31, 2022.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses for the nine months ended December 25, 2022:

Balance, March 31, 2022	$14,510
Provision for credit losses	2,355
Write-off of uncollectible amounts, net of recoveries	(206)
Purchase accounting (Note 4)	2,410
Balance, December 25, 2022	$19,069
Note Receivable is summarized as follows:

	December 25, 2022	March 31, 2022
Principal	$12,000	$12,000
Less: unamortized discount	(1,587)	(2,308)
Note receivable, net, included within Deferred charges and other non-current assets	$10,413	$9,692
This note receivable was originally due in full in June 2024. Subsequent to the third fiscal quarter end, we entered into an agreement with the debtors to provide them a discount in exchange for accelerated payment. We received a payment of $10,683 in our fourth fiscal quarter, and the note receivable was considered satisfied in full.

9. Inventories
Current net inventories consist of the following:

	December 25, 2022	March 31, 2022
Raw materials	$252,972	$220,425
Work in process	65,868	60,390
Finished goods	461,151	362,161
Net inventories	$779,991	$642,976
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $39,684 and $14,662 as of December 25, 2022 and March 31, 2022, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	December 25, 2022	March 31, 2022
Derivatives	$(1,149)	$(356)
Pension and other postretirement benefits liabilities	(68,993)	(71,075)
Cumulative translation adjustment	(6,125)	(5,248)
Total AOCL	$(76,267)	$(76,679)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation, net of income tax:

	Three months ended December 25, 2022				Nine months ended December 25, 2022
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(634)	$(69,687)	$(7,119)	$(77,440)	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	(421)	—	—	(421)	(670)	—	—	(670)
Net losses (gains) reclassified from AOCL	(94)	—	—	(94)	(123)	—	—	(123)
Net actuarial losses reclassified from AOCL (1)	—	694	—	694	—	2,082	—	2,082
Net change in cumulative translation adjustment	—	—	994	994	—	—	(877)	(877)
Ending balance in AOCL	$(1,149)	$(68,993)	$(6,125)	$(76,267)	$(1,149)	$(68,993)	$(6,125)	$(76,267)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended December 26, 2021				Nine months ended December 26, 2021
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(212)	$(76,734)	$(5,321)	$(82,267)	$161	$(78,166)	$(5,190)	$(83,195)
Change in fair value of derivatives	298	—	—	298	1,065	—	—	1,065
Net (gains) reclassified from AOCL	(400)	—	—	(400)	(1,540)	—	—	(1,540)
Net actuarial losses reclassified from AOCL (1)	—	1,072	—	1,072	—	2,671	—	2,671
Prior service costs reclassified from AOCL (1)	—	(585)	—	(585)	—	(752)	—	(752)
Net change in cumulative translation adjustment	—	—	(115)	(115)	—	—	(246)	(246)
Ending balance in AOCL	$(314)	$(76,247)	$(5,436)	$(81,997)	$(314)	$(76,247)	$(5,436)	$(81,997)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.
11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2022	$86,105	$395,752	$481,857
Acquisitions	—	317,510	317,510
Balance, December 25, 2022	$86,105	$713,262	$799,367
See Note 4, Acquisitions, for additional information on business combinations that occurred during the second fiscal quarter of fiscal year 2023.
Intangible assets by major asset class consisted of the following:

	December 25, 2022			March 31, 2022
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(29,075)	$84,840	$113,915	$(23,756)	$90,159
Patented technology	36,854	(15,579)	21,275	36,854	(13,324)	23,530
Customer relationships and other	528,620	(141,202)	387,418	328,168	(117,664)	210,504
Total	679,389	(185,856)	493,533	478,937	(154,744)	324,193
Non-amortizing trade names	292,203	—	292,203	135,602	—	135,602
Net intangible assets	$971,592	$(185,856)	$785,736	$614,539	$(154,744)	$459,795
Amortization expense was $12,448 and $7,614 for the three months ended December 25, 2022 and December 26, 2021, respectively, and $31,431 and $18,031 for the nine months ended December 25, 2022 and December 26, 2021, respectively.

As of December 25, 2022, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2023	$12,621
Fiscal year 2024	50,484
Fiscal year 2025	50,466
Fiscal year 2026	47,457
Fiscal year 2027	46,007
Thereafter	286,498
Total	$493,533
12. Other Current Liabilities
The following shows categories of other current liabilities. There are no individually significant categories of other current liabilities over 5% of current liabilities:

	December 25, 2022	March 31, 2022
Accrual for in-transit inventory	$20,666	$11,620
Other	158,594	115,560
Total other current liabilities	$179,260	$127,180
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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance, March 31, 2022	$9,073
Payments made	(3,159)
Warranties issued	3,540
Purchase accounting and other adjustments	320
Balance, December 25, 2022	$9,774
13. Long-term Debt

Long-term debt consisted of the following:	December 25, 2022	March 31, 2022
2021 ABL Revolving Credit Facility	$—	$170,000
2022 ABL Revolving Credit Facility	415,000	—
2022 Term Loan	315,000	—
Total Principal Amount of Credit Agreements	730,000	170,000
4.5% Senior Notes	500,000	500,000
Less: unamortized deferred financing costs related to term loans	(11,682)	(3,886)
Carrying amount of long-term debt	1,218,318	666,114
Less: current portion	(140,000)	—
Carrying amount of long-term debt, excluding current portion	$1,078,318	$666,114
Credit Agreements—On August 5, 2022, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of December 25, 2022, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $415,000 and outstanding letters of credit of $15,445, less the minimum required borrowing base of $60,000, was $109,555. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below) and the 2022 Term Loan (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan matures on August 5, 2024 (the "Term Maturity Date") and is subject to quarterly principal payments on the last business day of each quarter, commencing with this fiscal quarter ending December 25, 2022, in an amount equal to (i) 12.5% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan exceeds the Term Loan Formula Threshold described below, or (ii) 10.0% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan is equal to or less than the Term Loan Formula Threshold described below. As of December 25, 2022, our quarterly principal payments are equal to 10.0% of the original principal amount of the 2022 Term Loan. The 2022 Term Loan is also subject to certain mandatory prepayment requirements, including with respect to the net cash proceeds from the sale of certain collateral, subject to our rights to reinvest such proceeds, and a percentage of our excess cash flow, to be calculated annually. The Term Loan Formula Threshold is based on a percentage of the appraisal value of eligible intellectual property, eligible machinery and equipment, and the fair market value of eligible real property minus certain reserves. Any outstanding term loans under the 2022 Term Loan will be payable in full on the Term Maturity Date.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of December 25, 2022, the margin under the 2022 ABL Revolving Credit Facility was 0.5% for base rate loans and 1.5% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
Borrowings under the 2022 Term Loan bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 2.50% to 3.00% or the sum of Term SOFR plus a credit spread adjustment of 0.10%, plus a margin ranging from 3.50% to 4.00%. The margins vary based on our Term Loan Formula Threshold under the 2022 Term Loan. As of December 25, 2022, the margin under the 2022 Term Loan was 3.00% for base rate loans and 4.00% for Term SOFR loans.
As of December 25, 2022, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan was 6.14%.
We incurred debt issuance costs related to the 2022 ABL Revolving Credit Facility of approximately $6,743 and unamortized debt issuance costs of $785 related to the 2021 ABL Credit Facility were written off during fiscal year 2023. This expense is included in interest expense in the condensed consolidated statements of comprehensive income. The remaining unamortized debt issuance costs of approximately $11,230, including remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility, are being amortized over the term of the 2022 ABL Revolving Credit Facility, and are included within other current and non-current assets.
We incurred debt issuance costs related to the 2022 Term Loan of approximately $10,300. The debt issuance costs associated with the 2022 Term Loan are being amortized to interest expense over 2 years.
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
•if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary,
•if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”,
•upon defeasance or satisfaction and discharge of the 4.5% Notes, or
•if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2022 ABL Revolving Credit Facility and 2022 Term Loan and all capital markets debt securities
Covenants
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility and 2022 Term Loan impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. Each of the 2022 ABL Revolving Credit Facility and 2022 Term Loan contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. In addition, as long as the 2022 Term Loan remains outstanding, we also must maintain a maximum consolidated leverage ratio (as defined in the credit agreement) of 3.00:1.00 as of the end of each fiscal quarter. As of December 25, 2022, the consolidated leverage ratio was 1.71. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the spin-off of any line of business of Vista Outdoor or certain of its subsidiaries, including the expected separation of our Outdoor Products segment (the “Planned Separation”), and amendment of each such covenant will require the consent of all lenders under the applicable credit facility in order to permit the Planned Separation. Vista Outdoor anticipates that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid or refinanced in full prior to or upon the consummation of the Planned Separation. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility or 2022 Term Loan, the lenders under the applicable facility may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $109,555 as of December 25, 2022. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2022 ABL Revolving Credit Facility, the 2022 Term Loan, and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of December 25, 2022, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility and 2022 Term Loan may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility and 2022 Term Loan, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt, for the three months ended December 25, 2022 and December 26, 2021 totaled $11,800 and $792, respectively. Cash paid for interest on debt, for the nine months ended December 25, 2022 and December 26, 2021 totaled $25,011 and $12,992, respectively.
14. Employee Benefit Plans
We recognized an aggregate net loss (benefit) of $382 and $(293) for employee defined benefit plans during the three months ended December 25, 2022 and December 26, 2021, respectively.

We recognized an aggregate net loss (benefit) of $1,144 and $(255) for employee defined benefit plans during the nine months ended December 25, 2022 and December 26, 2021, respectively.
Employer contributions and distributions—We made contributions of $0 and $1,300 to our pension trust during the nine months ended December 25, 2022 and December 26, 2021, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2023.
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
The income tax provisions for the three months ended December 25, 2022 and December 26, 2021 represent effective tax rates of 16.9% and 22.4%, respectively. The decrease in the effective tax rate from the prior year quarter is primarily driven by the true-up of prior year taxes and the non-taxable contingent consideration income.

The income tax provisions for the nine months ended December 25, 2022 and December 26, 2021 represent effective tax rates of 21.5% and 24.1%, respectively. The decrease in the effective tax rate from the prior year period is primarily driven by the true-up of prior year taxes and the non-taxable contingent consideration income.

The effective tax rate for the three and nine months ended December 25, 2022 differed from the federal statutory rate of 21% due to state taxes and the beneficial impact of the prior year tax return filings and non-taxable contingent consideration income. The effective tax rate for the three and nine months ended December 26, 2021 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions.
Income taxes paid, net of refunds, totaled $69,708 and $114,864 for the nine months ended December 25, 2022 and December 26, 2021, respectively.
We have filed amended income tax returns requesting total refunds of $42,193, which are reflected in our income tax receivable of $41,415.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $30,639 and $24,719 as of December 25, 2022 and March 31, 2022, respectively. Although the timing and outcome of income tax audit settlements are uncertain, it is expected that a $9,215 reduction of the liability for uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $8,403.
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
Certain of our former subsidiaries have been identified as potentially responsible parties ("PRPs"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows. We have recorded a liability for environmental remediation of $682 and $697 as of December 25, 2022 and March 31, 2022, respectively.
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
17. Operating Segment Information
Our business is comprised of eight operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Our Ammunition operating segment is in its own reportable segment which has been named Sporting Products. We aggregate our Outdoor Accessories, Sports Protection, Outdoor Cooking, Hydration, Golf, Fishing, and Cycling operating segments into the Outdoor Products reportable segment. The operating segments comprising our respective reportable segments share numerous commonalities, including similar core consumers, distribution channels, and supply chains.
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
Our Sporting Products and Outdoor Products reportable segments generated approximately 57% and 43%, respectively, of our external sales in the nine months ended December 25, 2022.
No single customer contributed 10% or more of our sales in the nine months ended December 25, 2022 and December 26, 2021.
The following tables contain information utilized by management to evaluate our operating segments for the interim periods presented:

	Three months ended December 25, 2022				Nine months ended December 25, 2022
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$401,504	$353,271	$—	$754,775	$1,344,620	$994,445	$—	$2,339,065
Gross Profit	141,459	102,396	(5,049)	238,806	501,558	301,675	(8,083)	795,150
EBIT	117,935	14,114	(34,724)	97,325	427,573	72,271	(98,186)	401,658
Depreciation and amortization	6,171	17,598	1,022	24,791	18,951	44,948	3,192	67,091

	Three months ended December 26, 2021				Nine months ended December 26, 2021
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$459,646	$335,008	$—	$794,654	$1,274,127	$961,899	$—	$2,236,026
Gross Profit	178,062	104,655	(1,247)	281,470	529,659	293,790	(1,631)	821,818
EBIT	149,671	42,277	(33,001)	158,947	449,895	127,946	(84,499)	493,342
Depreciation and amortization	6,304	11,537	1,486	19,327	19,178	29,433	3,400	52,011
(a) Reconciling items for the three and nine months ended December 25, 2022 included post-acquisition compensation expense of $3,530 and $11,130, inventory fair value step-up expenses related to the Fox Racing and Simms acquisitions of $5,043 and $8,079, and contingent consideration fair value adjustment of $4,978 and $16,403, respectively. Reconciling items for the three and nine months ended December 26, 2021 included a fair value step-up in inventory allocated from acquisitions of $1,247 and $1,631, respectively, and post-acquisition compensation expense allocated from acquisitions of $2,780 and $4,572, respectively.

Sales, net exclude all intercompany sales between Sporting Products and Outdoor Products, which were not material for the three and nine months ended December 25, 2022 and December 26, 2021.

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

•general economic and business conditions in the United States and our markets outside the United States, including as         a result of the war in Ukraine and the imposition of sanctions on Russia, the COVID-19 pandemic, conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers; and

•risks related to the separation of our Outdoor Products and Sporting Products segments, including that the process of exploring the transaction and potentially completing the transaction could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition, that the transaction may not achieve some or all of any anticipated benefits with respect to either business and that the transaction may not be completed in accordance with our expected plans or anticipated timelines, or at all.
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
Executive Summary
Financial highlights and notable events for the three months ended December 25, 2022 included the following:
•Net sales decreased $39,879, or 5.0%, over the comparable quarter last year.
◦ Sporting Products net sales decreased $58,142, or 12.6%.
◦ Outdoor Products net sales increased $18,263, or 5.5%.
•Gross profit decreased $42,664, or 15.2%, as compared to the comparable quarter last year. Gross profit margin decreased to 31.6%, a decrease of 380 basis points over the comparable quarter last year.
◦ Sporting Products gross profit decreased $36,603, or 20.6%.
◦ Outdoor Products gross profit decreased $2,259, or 2.2%.
•EBIT decreased $61,622, or 38.8%, over the comparable quarter last year. EBIT margin decreased to 12.9%, a decrease of 710 basis points over the comparable quarter last year.
•Net income decreased to $65,147, or $1.13 per diluted share, compared to net income of $118,137, or $2.00 per diluted share, for the comparable quarter last year.
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
Results of Operations
Segment results for the three and nine months ended December 25, 2022 compared to the three and nine months ended December 26, 2021
Our net sales, gross profit, and EBIT by reportable segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Three months ended		Change		Nine months ended		Change
Net Sales:	December 25, 2022	December 26, 2021	Dollars	Percent	December 25, 2022	December 26, 2021	Dollars	Percent
Sporting Products	$401,504	$459,646	$(58,142)	(12.6)%	$1,344,620	$1,274,127	$70,493	5.5%
Outdoor Products	353,271	335,008	18,263	5.5%	994,445	961,899	32,546	3.4%
Total net sales	$754,775	$794,654	$(39,879)	(5.0)%	$2,339,065	$2,236,026	$103,039	4.6%
Three months ended
Sporting Products— The decrease in net sales was a result of lower shipments, primarily of pistol ammunition, as channel inventory has normalized, the timing of shotshell shipments, and the termination of the Lake City contract at the beginning of the quarter.
Outdoor Products— The increase in net sales was driven by acquired businesses and golf, partially offset by declines in other organic businesses, which were primarily caused by reduced purchasing from international, big box, and other wholesale.
Nine months ended
Sporting Products— The increase in net sales was driven by improved pricing and higher volume in primer and rimfire, partially offset by volume declines in pistol, and termination of the Lake City contract at the beginning of the third fiscal quarter.
Outdoor Products— The increase in net sales was driven by acquired businesses and pricing, partially offset by declines in our organic businesses, which were primarily caused by reduced purchasing from big box retailers, and international and other wholesale vendors.

	Three months ended		Change		Nine months ended		Change
Gross Profit:	December 25, 2022	December 26, 2021	Dollars	Percent	December 25, 2022	December 26, 2021	Dollars	Percent
Sporting Products	$141,459	$178,062	$(36,603)	(20.6)%	$501,558	$529,659	$(28,101)	(5.3)%
Outdoor Products	102,396	104,655	(2,259)	(2.2)%	301,675	293,790	7,885	2.7%
Corporate and other	(5,049)	(1,247)	(3,802)	—%	(8,083)	$(1,631)	(6,452)	—%
Total gross profit	$238,806	$281,470	$(42,664)	(15.2)%	$795,150	$821,818	$(26,668)	(3.2)%
Gross profit margin	31.6%	35.4%			34.0%	36.8%
Three months ended
Sporting Products—The decrease in gross profit was caused by lower volume, unfavorable mix, and increased commodity and freight costs. These decreases were partially offset by pricing. Gross profit margin was 35.2% compared to 38.7% in the prior year quarter.

Outdoor Products—The decrease in gross profit was primarily caused by organic business volume declines, increased amortization costs from acquired businesses, increased promotional activity and unfavorable mix, partially offset by volume from acquired businesses. Gross profit margin was 29.0% compared to 31.2% in the prior year quarter.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses related to acquisitions completed in the second quarter of fiscal year 2023.
Nine months ended
Sporting Products—The decrease in gross profit was caused by increased commodity and freight costs. These increases were partially offset by improved pricing. Gross profit margin was 37.3% compared to 41.6% in the prior year period.
Outdoor Products—The increase in gross profit was primarily driven by volume from acquired businesses and price. These increases were partially offset by organic business volume declines. Gross profit margin was 30.3% compared to 30.5% in the prior year period.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses related to acquisitions completed in the second quarter of fiscal year 2023.

	Three months ended		Change		Nine months ended		Change
EBIT:	December 25, 2022	December 26, 2021	Dollars	Percent	December 25, 2022	December 26, 2021	Dollars	Percent
Sporting Products	$117,935	$149,671	$(31,736)	(21.2)%	$427,573	$449,895	$(22,322)	(5.0)%
Outdoor Products	14,114	42,277	(28,163)	(66.6)%	72,271	127,946	(55,675)	(43.5)%
Corporate and other	(34,724)	(33,001)	(1,723)	(5.2)%	(98,186)	(84,499)	(13,687)	(16.2)%
Total EBIT	$97,325	$158,947	$(61,622)	(38.8)%	$401,658	$493,342	$(91,684)	(18.6)%
EBIT margin	12.9%	20.0%			17.2%	22.1%
Three months ended
Sporting Products—The decrease in EBIT was primarily caused by decreased gross profit, partially offset by decreased incentive compensation. EBIT margin was 29.4% compared to 32.6% in the prior year quarter.
Outdoor Products—The decrease in EBIT was primarily caused by decreased gross profit in the organic businesses, as well as increased selling, general, and administrative costs related to acquired businesses. EBIT margin was 4.0% compared to 12.6% in the prior year quarter.
Corporate and Other—The decrease in EBIT was primarily due to increased planned separation costs and decreased gross profit, partially offset by a decrease in contingent consideration and lower incentive compensation.
Nine months ended
Sporting Products—The decrease in EBIT was primarily driven by the decrease in gross profit, partially offset by decreased incentive compensation. EBIT margin was 31.8% compared to 35.3% in the prior year period.
Outdoor Products—The decrease in EBIT was primarily caused by decreased gross profit in the organic businesses, as well as increased selling, general, and administrative costs related to the acquired businesses, partially offset by decreases in incentive compensation. EBIT margin was 7.3% compared to 13.3% in the prior year period.
Corporate and Other—The decrease in EBIT was primarily caused by increased planned separation costs, and increased transaction and transition costs, partially offset by a decrease in the fair value of the contingent consideration liabilities and lower incentive compensation.

	Three months ended		Change		Nine months ended		Change
Interest expense, net:	December 25, 2022	December 26, 2021	Dollars	Percent	December 25, 2022	December 26, 2021	Dollars	Percent
Corporate and other	$18,953	$6,695	$12,258	183.1%	$39,197	$18,302	$20,895	114.2%
For the three and nine months ended December 25, 2022, the increase in interest expense is due to a higher average interest rate and debt balance, along with increased debt issuance cost associated with our debt refinancing.

	Three months ended					Nine months ended
Income tax provision:	December 25, 2022	Effective Rate	December 26, 2021	Effective Rate	$ Change	December 25, 2022	Effective Rate	December 26, 2021	Effective Rate	$ Change
Corporate and other	$(13,225)	16.9%	$(34,115)	22.4%	$20,890	$(77,844)	21.5%	$(114,638)	24.1%	$36,794
See Note 15, Income Taxes, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details regarding income taxes.
The decrease in the effective rate for the three and nine months ended December 25, 2022 in relation to the comparable prior year periods is primarily driven by the true-up of prior year taxes and the non-taxable contingent consideration income.
Financial condition
Cash increased to $77,426 at December 25, 2022 compared to $22,584 at March 31, 2022, primarily due to cash provided by advances on the 2022 ABL Revolving Credit Facility, 2022 Term Loan, and cash provided by operating activities, which was partially offset by payments for acquisitions completed during this fiscal year.
Operating Activities
Cash provided by operating activities increased by $88,050 in the nine months ended December 25, 2022 compared to the prior year period. The increase was primarily due to the timing of payments by customers, decreased payments for inventory, and decreased income tax payments as compared to the prior year period. These increases were partially offset by increased payments for incentive compensation and timing of payments to vendors.
Investing Activities
Cash used for investing activities increased by $233,658 for the nine months ended December 25, 2022 compared to the prior-year period. The increase was primarily driven by the acquisition of businesses during the second quarter of fiscal year 2023.
Financing Activities
Cash provided by financing activities increased by $404,260 for the nine months ended December 25, 2022 compared to the prior year period. The increase primarily relates to proceeds from the 2022 ABL Revolving Credit Facility and 2022 Term Loan and a reduction in the repurchase of treasury shares, partially offset by increased payments on our credit facilities and increased payments for debt issuance costs, as compared to the prior year period.
Liquidity and Capital Resources
In addition to our normal operating cash requirements, our principal future cash requirements are to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, earn-outs related to previous acquisitions, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes, 2022 Term Loan and 2022 ABL Revolving Credit Facility, and principal prepayments due under the 2022 Term Loan. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the spin-off of any line of business of Vista Outdoor or certain of its subsidiaries, including the expected separation of our Outdoor Products segment (the “Planned Separation”), and amendment of each such covenant will require the consent of all lenders under the applicable credit facility in order to permit the Planned Separation. We anticipate that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid or refinanced in full prior to or upon the consummation of the Planned Separation.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth to service our currently anticipated long-term debt and pension obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and fund the 2022 Share Repurchase Program over the next 12 months. As of December 25, 2022, based on the borrowing base less outstanding borrowings of $415,000, outstanding letters of credit of $15,445, and the minimum required borrowing base of $60,000, the amount available under the 2022 ABL Revolving Credit Facility was $109,555. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 46.4% as of December 25, 2022.
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
Contractual Obligations and Commitments
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of December 25, 2022, current and long-term operating lease liabilities of $16,612 and $94,845, respectively, were recorded in the accompanying condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
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
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the nine months ended December 25, 2022 and December 26, 2021.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuations

We are exposed to interest rate risk from our credit facilities. A significant portion of our indebtedness consists of borrowings with variable rates of interest that expose us to interest rate risk. Outstanding borrowings under these credit facilities accrue interest as described in Note 13, Long-term Debt, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Assuming $730 million of variable-rate indebtedness, a change of 1/2 of one percent in interest rates would result in a $3.7 million change over the 12-month period ending December 26, 2023. To mitigate the risks from interest rate exposure, we may enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow.

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

Foreign Currency Fluctuations

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, the British pound, and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. To mitigate the risks from foreign currency exposure, we enter into hedging transactions, mainly foreign currency forward contracts, through derivative financial instruments that have been authorized pursuant to corporate policies.

In addition, the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.

We use derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates, see Note 5, Derivative Financial Instruments, in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 25, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
During the nine months ended December 25, 2022, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended March 31, 2022 with respect to the Risk Factors, other than the addition of the Risk Factor below.
Recent changes in our executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common stock, and we may not successfully manage the transition associated with the resignations of our Chief Financial Officer and Chief Executive Officer.
On October 21, 2022, Sudhanshu Priyadarshi provided the Board with notice of his decision to resign from the position of Chief Financial Officer of the Company to pursue another opportunity. Mr. Priyadarshi continued with the Company through the release of the Company’s financial results for the second quarter of fiscal year 2023 and departed in November 2022. In connection therewith, the Board appointed Andrew Keegan, previously the Company’s Vice President of Finance and Treasury, to serve as the Company’s interim Chief Financial Officer. On February 2, 2023, the Board announced that Christopher T. Metz resigned, effective as of February 1, 2023, from his position as Chief Executive Officer at the request of the Board, based on the Board’s loss of confidence in his leadership for reasons not involving financial reporting or internal controls. In connection therewith, the Board appointed Gary L. McArthur, previously an independent member of the Board, to serve as interim Chief Executive Officer. The Board has undertaken a search to identify a permanent Chief Financial Officer and a permanent Chief Executive Officer.
These changes to our executive management team and Board may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common stock. Leadership transitions are inherently difficult to manage and may result in the loss of institutional knowledge and changes to business strategy or objectives. In addition, these changes have the potential to negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover.
If we are unable to attract and retain qualified candidates to become the permanent Chief Financial Officer and permanent Chief Executive Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. The interim nature of our current Chief Financial Officer and Chief Executive Officer may also distract our employees and management team and lead to attrition of qualified employees, increasing our hiring and retention risks.
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

10.1*
Asset-Based Revolving Credit Agreement dated as of August 5, 2022 among Vista Outdoor Inc., the additional borrowers from time to time party thereto, each lender from time to time party thereto, each L/C issuer from time to time party thereto and Capital One, National Association, as administrative agent. (Exhibit 10.1 to Vista Outdoor, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 8, 2022)

10.2*
Term Loan Credit Agreement dated as of August 5, 2022, among Vista Outdoor Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 10.2 to Vista Outdoor, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 8, 2022)

10.3*
Restricted Stock Unit Retention Award Agreement, January 5, 2023, by and between Vista Outdoor Inc. and Mark Kowalski (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2023)

10.4*
General Release and Resignation Agreement, dated as of February 1, 2023, between Vista Outdoor Inc. and Christopher T. Metz. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2023)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended December 25, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) /Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended December 25, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	February 3, 2023	By:	/s/ Andrew Keegan
		Name:	Andrew Keegan
		Title:	Vice President and Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)