Form 10-K
period 2023-03-31
Vista Outdoor Inc.
filed 2023-05-25
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements.  ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 25, 2022, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1.38 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 23, 2022).
As of May 15, 2023, there were 57,156,099 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of this Annual Report, and summarized below, as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with the Securities and Exchange Commission (the “SEC”).
ITEM 1.    BUSINESS
Certain business terms used in this Annual Report are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report.
Our Company
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We are headquartered in Anoka, Minnesota and have manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network serving customers in over 100 countries. We were incorporated in Delaware in 2014.
Reportable Segments and Products
We operate through two reportable segments: Sporting Products and Outdoor Products. Information regarding our segments is further discussed below and in Note 18, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Sporting Products
Our Sporting Products reportable segment designs, develops, distributes and manufactures ammunition, primers and components and serves devoted hunters, recreational shooters, federal and local law enforcement agencies and the military. Our Sporting Products reportable segment consists of our Ammunition operating segment, which includes our ammunition-related businesses, including Federal, Remington, CCI, Speer, and HEVI-Shot.
Our Sporting Products segment generated approximately 57% of our external sales in fiscal year 2023. The product lines within our Sporting Products segment are focused on the following categories:
•Centerfire pistol ammunition for use in handguns for training, target shooting and personal protection;
•Centerfire rifle ammunition for use in rifles for hunting, target shooting, training and personal protection;
•Rimfire ammunition for training and recreational target shooting in rifles and handguns;
•Shotshell ammunition for clay target shooting, waterfowl, and upland game hunting; and
•Ammunition components.
Among these categories, we derive the largest portion of our sales from ammunition, which is a consumable, repeat purchase product.
Outdoor Products
Our Outdoor Products reportable segment designs, develops, distributes and manufactures gear and equipment to a diverse range of outdoor enthusiasts around the world, including hikers, campers, cyclists, off-road riders, skiers, snowboarders, backyard grillers, golfers, anglers and hunters. Our Outdoor Products reportable segment consists of:

•Our Outdoor Accessories operating segment, which includes our Bushnell Optics, Primos, RCBS, BlackHawk!, and Eagle businesses;
•Our Sports Protection operating segment, which includes our Bell, Blackburn, Fox Racing, and Giro businesses;
•Our Cycling operating segment, which is comprised of our QuietKat business;
•Our Outdoor Cooking operating segment, which includes our Camp Chef and Fiber Energy businesses;
•Our Hydration operating segment, which is comprised of our CamelBak business;
•Our Golf operating segment, which includes our Bushnell Golf and Foresight Sports businesses; and
•Our Fishing operating segment, which is comprised of our Simms Fishing business.
Our Outdoor Products segment generated approximately 43% of our external sales in fiscal year 2023. The product lines within our Outdoor Products segment are focused on the following categories:
•Archery and hunting accessories, including hunting arrows, game calls, hunting blinds, and decoys;
•Reloading components for individuals who load their own ammunition;
•Optics, including binoculars, riflescopes, game cameras, and telescopes;
•Tactical accessories, including holsters, duty gear, bags and packs;
•Helmets, goggles and accessories for cycling, snow sports, motocross, power sports, and E-bikes;
•Outdoor cooking equipment, including grills, cookware, pellets, and camp stoves;
•Hydration packs, water bottles, drinkware and coolers;
•Golf launch monitors, golf laser rangefinders, golf GPS devices and other golf technology products;
•Fishing waders, sportswear, outerwear, footwear and fishing tools and accessories, and;
•Ultralightweight, performance hunting gear designed for backcountry use.
Planned Separation of Outdoor Products and Sporting Products
On May 5, 2022, we announced that our Board of Directors unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies (the “Planned Separation”). We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect the transaction will be completed in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the SEC, regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
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

Our Brands
Our brands are well known market leaders in their respective product categories. Many of our brands have a rich, long-standing heritage, such as Remington Ammunition, founded in 1816, Federal Premium, founded in 1922 and Bushnell, founded in 1948. Our portfolio also includes newer, high-growth brands that are capturing changing consumer preferences and leading technological advances in their respective fields, such as our golf technology brand, Foresight Sports, our e-bike brand, QuietKat, and our back-country hunting gear, packs and apparel brand, Stone Glacier. Our brands hold a strong competitive position in the marketplace. For example, we believe we hold the No.1 sales position in the U.S. markets for commercial and U.S. Law Enforcement ammunition, golf GPS and rangefinders, bike and hike hydration packs, bike bottles, motocross protection, biking helmets and accessories, hunting and shooting accessories and fly fishing gear and apparel. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to continuously improve the performance, quality, and affordability of our products while providing world-class customer support to our retail partners and end consumers. We have received numerous awards for product innovation by respected industry publications and for customer service from our retail customers. Additionally, high-profile professional athletes, sportsmen and sportswomen, as well as sponsored and organic influencers use and endorse our products, which we believe influences the purchasing behavior of recreational consumers.
The brands in our Sporting Products and Outdoor Products segments include the following:

Sporting Products	Outdoor Products
Alliant Powder	Bee Stinger	Champion	Hoppe's	Simmons
CCI	Bell	CoPilot	Krash	Simms
Estate Cartridge	Blackburn	Eagle	M-Pro 7	Stone Glacier
Federal Premium	Blackhawk	Fiber Energy Products	Outers	Tasco
HEVI-Shot	Bushnell	Foresight Sports	Primos	Uncle Mike's
Remington	Bushnell Golf	Fox Racing	QuietKat	Venor
Speer	Butler Creek	Giro	Raskullz	Weaver
	CamelBak	Gold Tip	RCBS
	Camp Chef	Gunmate	Redfield
Market Opportunity
We participate in the global market for consumer goods geared toward outdoor recreation and hunting and recreational shooting related products. Spending on outdoor recreation products in the U.S., including the purchase of gear for bicycling, camping, fishing, hunting, motorcycling, off-roading, snow sports, trail sports and wildlife viewing, contributed to the economies of all 50 states, and accounted for 1.9 percent of current-dollar GDP, $862 billion in gross output (consumer spending) and 4.5 million jobs in 2021, according to The Bureau of Economic Analysis statistics report released in November 2022. We are bullish on long-term recreation trends. Outdoor Products industry participation is baselining well above pre-COVID 19 levels. Sporting products industry data suggests more than 17 million new users have entered the market since 2019, and NICS checks through April are up 25 percent compared to the same period in 2019 and remain above 1 million checks per month.
Competitive Strengths
Portfolio of Leading Brands Focused on Outdoor Recreation and Shooting Sports Related Products
We are the parent company of 41 renowned brands that design, manufacture and market sporting and outdoor products. Together we serve a broad and diverse range of consumers around the globe, including outdoor enthusiasts, golfers, off-road riders, cyclists, backyard grillers, campers, hunters, anglers, recreational shooters, athletes, as well as law enforcement and military professionals. In fiscal year 2023, we expanded into the fishing category, rounding out the activities we support through innovative product design and manufacturing.
Our operating model leverages our shared resources and Centers of Excellence (described below) across brands to achieve levels of performance that would be out of reach for any one brand on its own. To maintain the strength of our brands and drive revenue growth, we invest our shared resources in product innovation and seek to continuously improve the performance, quality and affordability of our products. Our scale and expertise allow us to provide our brands with top tier operational capabilities in digital marketing and e-commerce, supply chain management, distribution and customer support for our retail partners and end consumers. Furthermore, our scale enables us to leverage our cumulative consumer insights to provide a competitive advantage to our brands. We target selling prices that balance our premium positioning with our focus on affordability to capture a large, diverse and dynamic consumer base.

Leading Innovation and Product Development Competencies
In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from our competitors. We rely on trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of over 1,700 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills make important contributions to our business. We employ over 100 dedicated design and product development professionals across the organization. We are not aware of any facts which would negatively impact our continuing use of any of our material tradenames, service marks, trademarks, or patents. By applying our engineering and manufacturing expertise, we have been able to bring to market new and innovative products that maintain product differentiation while targeting affordability for our end consumers. Recent examples of our innovative, market-leading products from our company’s brands include the following:
•In Outdoor Products, Bell Helmets launched a partnership with Steve McQueen's estate to introduce a series of helmets and apparel paying homage to the legendary actor and action sports icon.
•Bushnell introduced its new CelluCORE Live Cellular Trail Camera, a feature-rich trail camera with Dual SIM cellular connectivity and live streaming video on demand.
•Bushnell Golf’s feature-rich Pro X3 offers accuracy and performance unmatched in the laser rangefinder category. A recent report showed that 99.3 percent of the 2023 Players Championship field used a Bushnell laser rangefinder to obtain accurate yardages during competition.
•CamelBak, the global leader in personal hydration products, launched its first cooler backpack in calendar year 2022 with the ChillBak Pack 30, which combines an integrated 6-liter reservoir system for on-the-go hydration along with a roll-top closure which aids in cooling efficiency and provides added storage for any summer adventure.
•Camp Chef debuted its new Woodwind Pro Pellet Grill, which combines the best of wood pellet grills with the time-tested tradition of using hard wood chunks, charcoal or wood chips. In one unit, a griller will be able to achieve the smoke flavor of a tried-and-true stick burner smoker with the ease of using a pellet grill.
•Foresight Sports became the official launch monitor partner of Callaway Golf and Topgolf Entertainment Group. The partnership further extends the use of Foresight Sports' launch monitor technology throughout Callaway Golf's Tour and sales channels.
•Fox Racing, the global leader in motocross and mountain bike safety equipment and apparel, entered the performance training category with men's and women’s lines that were designed to place athlete needs first, ensuring this apparel exceeds demands when training at their best.
•Giro Sport Design, the cycling world’s design leader, announced the launch of the Ethos Mips and the Ethos Mips Shield helmets, which feature integrated LED lights and turn signals, controlled via an intuitive, handlebar-mounted remote, as well as the added protection of Mips Brain Protection System.
•Stone Glacier’s Sky Solus tent was recognized by Outdoor Life as the best tent for bad weather. And the brand recently expanded into a new category with a line of technical gloves and mitts.
•QuietKat launched the new Lynx model, establishing a new category for our leading off-road e-bike brand, as well as the all-new 2023 Villager E-Bike, built to transform riders’ urban and weekend adventures.
•In Sporting Products, new products from Federal and Remington collected prestigious industry awards. American Rifleman presented its Golden Bullseye to Remington’s Core-Lokt Tipped, and Shooting Illustrated awarded its Ammunition of the Year to Federal’s 30 Super Carry.
Proven Manufacturing, Global Sourcing, and Distribution Platform
We believe that our advanced manufacturing expertise, sourcing and distribution capabilities, and high-quality retail, wholesale and distributor networks allow us to produce, deliver and replenish products in a more efficient and faster manner than our competitors.
We procure large quantities of raw materials for our manufacturing operations and we leverage negotiating disciplines and production methods with the objective of obtaining the best price and delivery available as well as low-cost conversion of raw materials into finished product.
We have developed a methodical approach to sharing our expertise in supply chain, e-commerce and M&A, which we refer to as our Centers of Excellence, across our operating segments. Our Centers of Excellence provide our brands with significant shared resources that can be leveraged to drive growth in revenue and profitability, including expertise in sourcing, global distribution, enhanced purchasing power, sophisticated e-commerce systems, advanced analytics and a proven M&A playbook. We believe that our Centers of Excellence enable us to manufacture and distribute products in a more efficient and strategic manner than our competitors. Additionally, our Centers of Excellence enable our brands to dedicate a greater portion of their time to creating new, innovative products for consumers and better experiences for customers, enabling us to better serve their needs and capture market share. With our Centers of Excellence, we have the ability to realize the full potential of the businesses we acquire. This has become a compelling aspect of our value proposition, which we believe has positioned us as the acquirer of choice in the outdoor industry. As we invest in our business and acquire more brands, the power of our Centers of Excellence will continue to grow as we scale and build on these competencies, driving further operating leverage.
Integrated supply chain management is a core focus of our company. We source finished products both domestically and internationally for global distribution and have teams of local sourcing and quality assurance experts on the ground where our largest suppliers are located. We continuously seek to improve our vendor base as well as our in-country support and oversight, and through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of our sourcing network would be difficult for many of our competitors to replicate.
Our supply chain and logistics infrastructure gives us the ability to serve a broad array of wholesale and retail customers, many of whom rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment. We believe our strong wholesale and retail relationships and diverse product offering provide us with a unique competitive advantage.
Customers and Marketing
We sell our products through big-box, specialty and independent retailers and distributors such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, Sports Inc., Sports South, Scheels, Sportsman's Warehouse, Target, and Walmart.
Omni-channel marketing and sales have been a major focus of our business, and we have gained meaningful traction with our various initiatives. Direct-to-consumer channels, including our brands’ direct-to-consumer websites, owned brick and mortar retail, mobile device applications and third-party market places, represent an increasing portion of our sales across all of our brands. Through our shared e-commerce Center of Excellence, we deploy resources and expertise to all of our brands to help them accelerate the growth of their presence in these channels and respond to changes in consumer shopping behavior. We have found that direct-to-consumers strategies not only enables us to achieve higher margins, but also benefits the customer by providing the convenience of accessing our full portfolio of products wherever and whenever they want to shop.
We maintain strong relationships with our retail partners based on trust and professionalism. Our long-standing commitment to our customers, diverse product offering and focus on profitability for both our company and our retail partners have enabled us to gain shelf space and secure premium placement of our products at many major retailers. Our management team interfaces directly with the executives of many of our top retail partners to ensure we are delivering the products our retailers need to meet the demands of the end consumer in the most efficient and profitable manner possible. Furthermore, we believe our scale allows us to leverage our resources to efficiently and profitably service our largest retail customers. For example, we work with our key retail customers to develop marketing and advertising campaigns, provide inventory replenishment support and organize product category merchandising plans.
We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution and sales and marketing functions across product categories to better serve our retail partners and consumers.
Sales to our top ten customers accounted for approximately 33% of our consolidated net sales in fiscal year 2023. In fiscal year 2023, U.S. customers represented approximately 83% of our sales and customers outside of the U.S. represented approximately 17% of our sales. Of our fiscal year 2023 sales, approximately 11% was to law enforcement and military professionals. See Note 18, Operating Segment Information, to the consolidated financial statements included in this Annual Report for further information regarding our customers and geographic information regarding our sales.
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

Quality Assurance
We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have customer call centers, which allow us to collect feedback on our customer service, and robust social media tracking and engagement tools that enable us to collect real-time feedback, communicate with end-users and ensure that our customers and end consumers are satisfied with our products and customer service.
Competition
Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Winchester Ammunition of Olin Corporation, Clarus, CBC Group, Fiocchi Ammunition, Hornady, PMC, and Rio Ammunition in our Sporting Products categories; Hydro Flask, Contigo, Yeti, Helen of Troy and Nalgene in our Hydration categories; Callaway, Garmin, Nikon, SkyTrak and Trackman in our Golf categories; Schwinn, Bontrager, Smith, Specialized, Canyon, Shoei and Alpine Stars in our Action Sports categories; Traeger, Weber, Pit Boss, Blackstone, Solo Stove and Lodge in our Outdoor Cooking categories; Nikon, Vortex, Leupold, Feradyne, American Outdoor Brands and Good Sportsman Marketing in our Outdoor Accessories categories; and Columbia, Huk, Patagonia, Orvis and American Fishing Tackle Company in our Fishing categories.
Seasonality
Our business experiences a certain level of seasonality. Our products are used throughout the year in a number of varying activities. For example, during the spring and summer months, sales of our products, such as golf accessories and mountain biking accessories, are in high demand. Similarly, sales of our winter sport accessories increase during the months of October through December. Finally, sales of our ammunition and premium hunting accessories are generally highest during the months of August through December due to shipments around the fall hunting season and holidays.
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
Human Capital
We create products that fuel adventure and enable connection, prioritizing people at all levels of the value chain. Our employees are the center of our success. We employ approximately 7,000 individuals in the United States and across the globe. Our employees lead in the fields of manufacturing, brand marketing, distribution, supply chain management, engineering, product development, e-commerce and finance, among many other talents and specialties. In total, 71 percent of our employees are in production roles, directly building or distributing world-class outdoor recreation gear and products for our consumers.
We prioritize employee success and well-being through strong corporate infrastructure and local programming that supports employee engagement, recruiting, professional development, safety, diversity, compensation and benefits. We have no union-represented employees. We believe that our employee relations generally are strong.
Our value proposition for employees begins with our unique culture, which is centered on an unwavering belief that when we do well as a business we can do good for our communities, employees and charitable partners. Support for our people drives us at every level.
Employee Engagement
The importance of two-way communication with employees is critical in the post-pandemic environment. Hybrid work environments, competition for talent and a heightened sense of strategic awareness across the employee population requires our leadership to engage directly with our people, hear their ideas and answer their questions.
Our interim chief executive officer and business unit leaders hold regular employee town hall meetings to provide updates and answer employee questions. We regularly update employees with company news, important notices, our philanthropic efforts and employee stories through several channels, including our intranet hub, social media and our public-facing website.
Our employee engagement initiatives are especially important across our diverse network, which includes multiple locations across the globe and a diverse set of working environments, including production, office, hybrid and remote. We regularly review our content and cadence of communication to ensure our levels of engagement are hitting the mark and driving continuous improvement.

Recruiting
Recruiting and retaining talented individuals is paramount to our long-term success. We prioritize the hiring of smart, energetic and passionate people who have the skillsets to drive value creation while also injecting diverse experiences and perspectives into our culture and long-term goals. We are active on social media and pursue partnerships with diverse organizations to expand the reach of our employment pool while ensuring that veterans, people of color, women and others with unique backgrounds are introduced to our company and open positions.
Professional Development
Investing in our employees is a priority. We deploy a variety of worker training programs on our factory and production floors, including the use of internal leaders and outside safety trainers. Programs such as tuition reimbursement, internships and employee scholarship programs are some of the ways we invest in our people and their knowledge. We know these investments are good not only for our people but for our business.
Safety
We operate in a highly regulated environment, in the U.S. and internationally. U.S. federal, state and local governmental entities and foreign governments regulate many aspects of our business through product safety standards, laws and regulations.
We have a team of dedicated professionals who oversee various aspects of product safety and compliance in the company. These teams enhance an already robust local safety ethos to help ensure compliance with product safety laws and regulations that apply to their products.
Our product safety and compliance personnel have broad and diverse academic and experience credentials and are often sought out by regulators, law enforcement, other industry participants and internal stakeholders to serve as expert consultants and witnesses. This hybrid organizational structure, together with robust internal policies and procedures, creates checks and balances across the product safety landscape to help ensure that we meet our continuing obligations to regulators and consumers throughout the product life cycles and to keep our employees safe.
On the consumer side, as an outdoor sports and recreation company, we believe that our consumers should be safe when engaging in the outdoor activity of their choice. We partner with a variety of organizations who promote education and safety training, support policies that advance safety initiatives and use our brand platforms to educate and share best practices for the safe use of our products.
Diversity and Inclusion
We continuously look for ways to be a more diverse and inclusive company, from improving our recruiting and marketing efforts, to listening and educating our employees via local councils, to sponsoring and participation in mentoring programs, to expanding career growth opportunities and external partnerships.
In fiscal year 2021, we began disclosing diversity and inclusion metrics to provide benchmarks for where we currently stand, and assist in setting goals for us to strive to meet in the future. Our metrics for the last two fiscal years include:

	March 31,
Statistic	2023	2022
% of U.S. employees identifying as persons of color (non-white)	19%	20%
% of U.S. leadership (manager and above) identifying as persons of color	9%	10%
% of U.S. employees who are female	27%	28%
% of U.S. leadership (manager and above) who are female	26%	29%
% of U.S. employees who are veterans	7%	7%
Compensation
We believe in equal pay for equal work. We believe pay and compensation should match the talent, experience and skillset of a person, and nothing else. We regularly review our compensation practices and benchmark our performance with others in the industry to ensure we are fulfilling our obligations of fair pay.
Benefits
Our benefit programs offer comprehensive coverage to help protect our employees’ health, family and future, and are an important part of the total compensation we provide. We offer both company-provided and optional benefits, including basic life insurance, medical, prescription, telemedicine, emotional well-being, earned wage access, and an employee product purchase program. We offer a 401(k) savings plan, with a higher-than-average match for participating employees. Each year we evaluate our program offerings to ensure alignment with market practices that best meet the holistic needs of our employees and their families.
The Vista Outdoor Employee Assistance Fund was created in fiscal year 2021 to help employees who are facing financial hardship immediately following a natural disaster or an unforeseen personal hardship. In fiscal year 2022, the fund aided five employees facing urgent situations. In fiscal year 2023, the fund aided an additional five employees. This fund relies primarily on payroll deductions from employees and support from Vista Outdoor. Every contribution helps and, when combined with the donations, can provide a tax-free grant to help fellow employees in need when they are facing an unexpected situation.
Available Information
You can find reports on our company filed with the SEC free of charge on our internet site at www.vistaoutdoor.com under the "Investors" heading. These include our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.
Glossary and Acronyms
2022 ABL Revolving Credit Facility: Refers to the Vista Outdoor Inc. senior secured asset-based credit facility comprised of $600 million revolving credit commitments under the Asset-Based Revolving Credit Agreement, dated as of August 5, 2022, among Vista Outdoor Inc., the Additional Borrowers from time to time party thereto, the Lenders party thereto and Capital One, National Association.
2022 Term Loan: Refers to the Term Loan Credit Agreement, dated as of August 5, 2022, among Vista Outdoor Inc. and JP Morgan Chase Bank, N.A.
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
Vista Outdoor, the Company, we, our, and us: Refers to Vista Outdoor Inc.
ATF: Bureau of Alcohol, Tobacco, Firearms and Explosives
NICS: National Instant Criminal Background Check System
PRP: Potentially responsible party
Separation or Spin-Off: Refers to the previously announced tax-free spinoff of our outdoor products business into an independent publicly-traded company.
Organic: Organic sales, organic gross-profit and organic operating income is a non-GAAP measure of sales, gross-profit and operating income, excluding the impacts of acquisitions from year-over-year comparisons. Amounts from acquisitions are considered inorganic for the twelve months after acquisition.

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
Our reliance on third-party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third-party suppliers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.
Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our results of operations. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with all of our suppliers. As a result, we could be subject to increased costs, supply interruptions and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could have an adverse effect on our business, financial condition or results of operations.
In addition, our supply contracts are generally not exclusive. As a result, supplies we may need may be allocated to other customers, such as where necessary to fulfill priority orders to the government or during times of elevated demand. Additionally, our suppliers may provide similar supplies and materials to our competitors, some of which could potentially purchase these supplies and materials in significantly greater volume than we do. Our competitors could enter into restrictive or exclusive arrangements with these suppliers that could impair or eliminate our access to necessary supplies and materials.
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
Although we manufacture many of the components for our products, we purchase from third-parties certain important components, finished goods, and raw materials. The costs of these components, finished goods, and raw materials are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control, including natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak. We also use numerous commodity materials in producing and testing our products, including copper, lead, plastics, tungsten, bismuth, steel, wood, and zinc. Commodity prices could increase, and any such increase in commodity prices may harm our results of operations.
Higher prices for electricity, natural gas, microchips metals, transportation and fuel increase our production and shipping costs. A significant shortage, increased prices or interruptions in the availability of these commodities and components would increase the costs of producing and delivering products to our customers and would be likely to negatively affect our earnings. Commodity costs have varied significantly during recent fiscal years and remain a volatile element of our costs.

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
•changes in our sales mix;
•new product introduction costs;
•high levels of retailer and distributor inventory;
•complexity in our integrated supply chain;
•increased raw material and/or other commodity expenses;
•changes in amount and/or timing of our operating expenses;
•natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, in markets in which we, our customers, suppliers and manufacturers operate;
•changes in laws and regulations that may affect the marketability of our products;
•the domestic political environment, including debate over the regulation of ammunition and related products; and
•uncertainties related to changes in macroeconomic and/or global conditions, including as a result of the war in Ukraine and the imposition of sanctions on Russia.
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
Furthermore, if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, we have recorded impairment charges to the goodwill and identifiable indefinite-lived intangible assets associated with the Outdoor Products reporting segment for fiscal year 2023.
We may engage in other strategic business transactions. Such transactions could result in unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management, which could have an adverse impact on our business, financial condition or results of operations.
Risks may also include potential delays in adopting our financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to the integration of the acquired business with our business, potential unknown liabilities associated with the acquired company, employee retention, challenges inherent in effectively managing an increased number of employees in diverse locations and the challenge of creating uniform standards, controls, procedures, policies, and information systems. These and other risks relating to our acquisitions could have an adverse effect on our business, financial condition or results of operations.
Our results of operations could be materially harmed if we are unable to forecast demand for our products accurately.
We often schedule internal production, place orders, and at times pre-pay for products, components and materials with third-party suppliers before receiving firm orders from our customers. In addition, orders from customers are generally subject to cancellation at any time before acceptance. If we fail to accurately forecast customer demand or if orders are cancelled before delivery, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:
•an increase or decrease in consumer demand for our products or for the products of our competitors;
•our failure to accurately forecast customer acceptance of new products;
•new product introductions by competitors;
•changes in our relationships with customers;
•changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak;
•changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports;
•weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and
•the domestic political environment, including debate over the regulation of ammunition and related products.
Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory on less favorable terms, including discounted prices or payment terms, which could have an adverse effect on our business, financial condition or results of operations. If we underestimate demand for our products, our manufacturing facilities or third-party suppliers may not be able to create products to meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.
A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a negative impact on our business.
We use various carriers including Federal Express (“FedEx”) for a significant portion of ground shipments of products to our U.S. customers. We use air carriers and ocean shipping services for most of our international shipments of products. Furthermore, many of our finished goods and many of the components we use to manufacture our products are shipped to us via air carrier and shipping services. If there is any significant interruption in service by such providers or at airports or shipping ports in the future, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or receive finished goods or components in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in FedEx services, other ground carriers, air carrier services, ship services or at airports or shipping ports could have a negative impact on our business. Furthermore, if the cost of delivery or shipping services increases significantly and the additional costs cannot be covered by product pricing, our operating results could be materially adversely affected.

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
•changes in economic conditions;
•uncertainties related to changes in macroeconomic and/or global conditions, including as a result of the war in Ukraine and the imposition of sanctions on Russia;
•the occurrence of natural disasters, public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, in countries in which we operate;
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
We have experienced recent changes in our senior management team as a result of the resignations of our Chief Financial Officer in November 2022, our Chief Executive Officer in February 2023, and our General Counsel and Corporate Secretary in February 2023. These changes to our executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common stock. Leadership transitions are inherently difficult to manage and may result in the loss of institutional knowledge and changes to business strategy or objectives. In addition, these changes have the potential to negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover.
The inability to attract and retain a new Chief Executive Officer, Chief Financial Officer and other members of the executive management team for the new Outdoor Products company could adversely affect our ability to operate following the Planned Separation. If we are unable to attract and retain qualified candidates to become the permanent Chief Financial Officer and permanent Chief Executive Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. The interim nature of our current Chief Financial Officer and Chief Executive Officer may also distract our employees and management team and lead to attrition of qualified employees, increasing our hiring and retention risks.

Catastrophic events may disrupt our business.
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, public health crisis (such as the global COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak), cyber-attack, terrorist attack, explosion or other catastrophic event could cause delays in producing or procuring products, completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our results of operations.
In addition, damage or disruption to our manufacturing and distribution capabilities or those of our suppliers, because of a major earthquake, weather event, public health crisis, cyber-attack, terrorist attack, fire or explosion or other catastrophic event could impair our ability, or the ability of our suppliers to manufacture or sell our products. If we do not take steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, such events could have a material adverse effect on our business, financial condition or results of operations, as well as require additional resources to restore our supply chain.
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
Risks Related to the Markets for Our Products
Our sales are highly dependent on purchases by several large customers, and we may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.
The U.S. retail and distribution industry serving the outdoor sporting and recreation market has become relatively concentrated. Sales to our top ten customers accounted for approximately 33% of our consolidated net sales in fiscal year 2023. Further consolidation in the U.S. retail and distribution industry could increase the concentration of our customer base in the future.
Although we have long-established relationships with many of our customers, as is typical in the markets in which we compete, we generally do not have long-term sales agreements with our customers. As such, we are dependent on individual purchase orders. As a result, prior to acceptance these retail customers are able to cancel their orders, change purchase quantities from forecast volumes, delay purchases, change other terms of our business relationship or cease to purchase our products entirely. In addition, we sell products to our customers on credit, which can expose us to financial risk in the event customers encounter insolvency, credit problems or other financial difficulties. Our customers’ purchasing activity may also be impacted by general economic conditions as well as natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak.
The loss of any one or more of our large customers or significant or numerous cancellations, reductions, delays in purchases or payments, or changes in business practices by our retail customers could have an adverse effect on our business, financial condition or results of operations including but not limited to reductions in sales volumes and profits, inability to collect receivables, and increases in inventory levels.
Competition in our industry may hinder our ability to execute our business strategy, maintain profitability or maintain relationships with existing customers.
We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Winchester Ammunition of Olin Corporation, Clarus, CBC Group, Fiocchi Ammunition, Hornady, PMC, and Rio Ammunition in our Sporting Products categories; Hydro Flask, Contigo, Yeti, Helen of Troy and Nalgene in our Hydration categories; Callaway, Garmin, Nikon, SkyTrak and Trackman in our Golf categories; Schwinn, Bontrager, Smith, Specialized, Canyon, Shoei and Alpine Stars in our Action Sports categories; Traeger, Weber, Pit Boss, Blackstone, Solo Stove and Lodge in our Outdoor Cooking categories; Nikon, Vortex, Leupold, Feradyne, American Outdoor Brands and Good Sportsman Marketing in our Outdoor Accessories categories; and Columbia, Huk, Patagonia, Orvis and American Fishing Tackle Company in our Fishing categories.

Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Competition could result in price reductions, reduced profits, extensions of credit, or losses or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Certain of our competitors may be more diversified than us or may have financial and marketing resources that are substantially greater than ours, which may allow them to invest more heavily in intellectual property, product development and advertising. Since many of our competitors also source their products from third-parties, our ability to obtain a cost advantage through sourcing is reduced.
Certain of our competitors may be willing to reduce prices and accept lower profit margins or extend more credit to compete with us. Further, retailers often demand that suppliers reduce their prices on mature products, which could lead to lower margins.
Our products typically face more competition internationally where foreign competitors manufacture and market products in their respective countries, which allows those competitors to sell products at lower prices, and could adversely affect our competitiveness.
In addition, our products compete with many other sporting and recreational products for the discretionary spending of consumers. Failure to effectively compete with these competitors or alternative products could have a material adverse effect on our performance.
Our success depends upon our ability to introduce new compelling products into the marketplace and respond to customer preferences.
Our efforts to introduce new products into the marketplace may not be successful, and any new products that we introduce may not result in customer or market acceptance. We both develop and source new products and components that we believe will match customer preferences. The development of new products is a lengthy and costly process and may not result in the development of a successful product. In addition, the sourcing of our products and components is dependent, in part, on our relationships with our third-party suppliers, some of whom are also our competitors. If we are unable to maintain these relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. Failure to develop or source and introduce new products that consumers want to buy could decrease our sales, operating margins and market share and could adversely affect our business, financial condition or results of operations.
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
In addition, certain of our products and brands benefit from endorsements and support from particular sporting enthusiasts, athletes or other celebrities, and those products and brands may become personally associated with those individuals. As a result, our brands or sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.
Our association with the firearms industry may affect our relationships with certain third parties that are critical to our success.
We utilize the services of numerous financial institutions, resellers, credit card issuers, insurance carriers, suppliers, transportation providers and other service providers. Some third parties, as well as some customers and investors, have decided or may in the future decide to cease doing or limit their business with companies associated with the firearms industry or impose unacceptable or costly restrictions on our business due to reputational concerns, pressure from politicians or activists, or high-profile media coverage of events. These decisions could have a material adverse impact on our business, operating results and financial condition.
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
Further, we serve the outdoor sports and recreation markets through a diverse portfolio of 41 brands that appeal to a broad range of end consumers. The perspectives of the broad range of consumers we serve are varied and can cause conflicting views across brands.
Legal and Regulatory Risks
We manufacture and sell products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
Some of our products are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products including allegations of defects in manufacturing, defects in design, deceptive advertising, a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, such claims could have a material adverse effect on our business.

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

We are subject to extensive regulation and could incur fines, penalties, business disruption and other costs and liabilities under such requirements.
Like other global manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state and international laws, rules and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace safety, the environment, the import and export of products, and tax. See Item 1 “Business-Regulatory Matters” of this Annual Report for a description of the various laws and regulations to which our business is subject. Our failure to comply with applicable federal, state and local laws and regulations may result in our being subject to claims, lawsuits, fines, business disruption, and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. For example, the Minnesota Department of Health has alleged one of our factories was in violation of the Minnesota Lead Poisoning Act for take-home lead on employees, and ordered us to conduct certain testing. In the event we are unable to adequately prove the lack of, or mitigate, lead migration from our factory, we could be subject to fines, corrective actions requests and business interruption. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.
Changes in government policies and firearms and ammunition legislation could adversely affect our financial results.
The sale, purchase, ownership and use of firearms and ammunition are subject to numerous and varied federal, state and local governmental regulations. Sales of our ammunition products can be correlated with sales of firearms, and legislation restricting the sale or use of firearms could negatively affect sales of our ammunition products. Federal laws governing firearms and ammunition include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale and possession of firearms and ammunition. We hold all necessary licenses to legally sell ammunition in the U.S.
In recent years, federal and state courts and legislatures have increased their attention on the regulation of firearms and ammunition. The laws passed and bills proposed to date are extremely varied and include, without limitation, laws and court decisions increasing the age of ownership, imposing additional licensing or registration requirements for the purchase or ownership of firearms or ammunition, curtailing or creating liability for certain types of advertising, and allowing civil causes of action against marketers and sellers of firearms and ammunition arising out of the criminal misuse of their products. These laws and decisions could impose liability on manufacturers of firearms or ammunition or effectively ban or severely limit the sale of certain categories of firearms, which would negatively impact sales of our related ammunition products. We cannot be assured that the regulation of our business activities will not become more restrictive in the future and that any such restrictions will not have a material adverse effect on our business.
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
A portion of our indebtedness consists of term loans and revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income (loss) and cash flows will correspondingly decrease. Assuming $485 million of variable-rate indebtedness (which was the amount of our indebtedness outstanding as of March 31, 2023, considering our interest rate swaps), a change of 1/4 of one percent in interest rates would result in a $1.2 million change in annual estimated interest expense. Even if we enter into additional interest rate swaps in the future in order to reduce future interest rate volatility, we may not fully mitigate our future interest rate risk.
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
The global economy has been negatively impacted by the war in Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we may experience shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the war in Ukraine on the global economy. Further escalation of geopolitical tensions related to the war, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Annual Report.

Our results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities.
Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the allowance of deduction of certain expenses, thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.
In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations. A change in authority interpretation to the U.S. tax code, related tax accounting guidance, and regulatory guidance as well as state tax implications or other legislation changes may cause variability in our future tax rate.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We will need to fund our ongoing working capital, capital expenditures and financing requirements through cash flows from operations and new sources of financing. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, or geopolitical events, such as the war in Ukraine, could make it more difficult and more expensive for us to obtain financing. In addition, the pendency of the Planned Separation may adversely affect our ability to obtain financing. We cannot assure you that we will have access to the capital markets or other credit markets on terms we find acceptable or at all.
The terms of the agreements governing our debt restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
During the fiscal year ended March 31, 2023, approximately 17% of our revenue was generated from sales outside the U.S. Revenues from foreign operations (and the related expense) are often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.
General economic conditions affect our results of operations.
Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the U.S. In times of economic uncertainty or high inflation, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions, including as a result of the COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, high inflation, or the war in Ukraine, that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations, such as the impairment charges we recorded in our fiscal year 2023 to the goodwill and indefinite-lived intangible assets associated with our Outdoor Products reporting segment. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect our results of operations.
In addition, in recent periods sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. Our risk of uncollectible receivables and order cancellations has been elevated due to retail store closures in many locations that occurred during the height of the COVID-19 pandemic, which has adversely affected many of our customers, and may be further elevated in the event of bank failures or credit tightening conditions affecting our customers. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows. In times of uncertain economic conditions there is also increased risk that inventories may not be liquidated in an efficient manner and may result in us having excess levels of inventory.
Risks Related to Our Common Stock and Indebtedness
Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.
Our 2022 ABL Revolving Credit Facility and 2022 Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limits our ability to engage in actions that may be in our long-term best interests, including restrictions on our, and our subsidiaries', ability to:
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
A failure to comply with the covenants in the 2022 ABL Revolving Credit Facility and 2022 Term Loan could result in an event of default under the 2022 ABL Revolving Credit Facility and 2022 Term Loan, which could allow our creditors to accelerate the related indebtedness and proceed against the collateral that secures such indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 4.5% Notes could result in an event of default thereunder, which could allow the holders of the 4.5% Notes to accelerate such notes. The 2022 ABL Revolving Credit Facility and 2022 Term Loan and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants of any of our other debt agreements could cause a default under these debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness.
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
On May 5, 2022, we announced that our Board of Directors unanimously approved a plan to separate our Outdoor Products and Sporting Products segments into two independent, publicly-traded companies via a spin-off of our Outdoor Products segment. The Planned Separation is subject to final approval of the terms of the transaction by our Board of Directors and other customary conditions, including, among other things, the receipt of a tax opinion from tax advisors concerning the tax-free nature of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement that Outdoor Products SpinCo will file with the SEC, approval of listing of the common stock of Outdoor Products SpinCo on the stock exchange chosen for the listing of such common stock and no other event or development existing or having occurred that our Board of Directors determines, in its sole and absolute discretion, makes it inadvisable to effect the Planned Separation or related transactions. The Planned Separation is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of our markets, approvals or consents that we may seek, the uncertainty of the financial markets, and challenges in executing the necessary transactions, could delay or prevent the completion of the Planned Separation, or cause the Planned Separation to occur on terms or conditions that are different or less favorable than desired or expected.
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
In addition, on October 21, 2022, Sudhanshu Priyadarshi provided the Board with notice of his decision to resign from the position of Chief Financial Officer of the Company to pursue another opportunity. Mr. Priyadarshi continued with the Company through the release of the Company's financial results for the second quarter of fiscal year 2023 and departed in November 2022. Further, on February 2, 2023, the Board announced that Christopher T. Metz resigned, effective as of February 1, 2023, from his position as Chief Executive Officer at the request of the Board, based on the Board's loss of confidence in his leadership for reasons not involving financial reporting or internal controls. As a result of the departures of Mr. Priyadarshi and Mr. Metz, we have undertaken a search to identify and hire a permanent Chief Executive Officer and a permanent Chief Financial Officer for Outdoor Products SpinCo. If we are unable to attract and retain qualified candidates to become the permanent Chief Financial Officer and permanent Chief Executive Officer of Outdoor Products SpinCo in a timely manner, the Planned Separation could be delayed.
The completion of the Planned Separation may not achieve some or all of the intended benefits and may adversely affect our business.
Even if the Planned Separation is completed, we may not realize some or all of the intended benefits from the separation of our businesses, and the Planned Separation may adversely affect our business. A spin-off of our Outdoor Products segment will result in us being a smaller, less diversified company, making us more vulnerable to changing market and economic conditions. Our Sporting Products business will be more concentrated in ammunition products, and we will have greater exposure to legal, regulatory, political and other risks relating to the ammunition industry. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, and we may be unable to obtain financing, insurance, goods or services at prices or on terms that are as favorable as those obtained by us prior to the Planned Separation. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. We cannot assure you that the combined value of the common stock of the two publicly traded companies following the completion of the Planned Separation will be equal to or greater than what the value of our common stock would have been had the Planned Separation not occurred.
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
In connection with the Planned Separation, we may incur additional indebtedness, which may include, among other things, borrowings under credit facilities or the issuance of debt securities in one or more public or private offerings. Our target capital structure for the Company, following the completion of the Planned Separation, includes a target leverage level of up to approximately 2.0 times EBITDA, although we cannot assure you that additional indebtedness will be available on terms we find acceptable or at all. Any such additional indebtedness would require a portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. Furthermore, any such additional indebtedness could impose operating and financial restrictions on us that limit our growth and the implementation of our business strategy. See “Risks related to our common stock and indebtedness—Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.”
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities—As of March 31, 2023, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities. All our facilities are leased unless noted otherwise below.
As of March 31, 2023, our segments had significant operations at the following locations, which include office, manufacturing, and distribution facilities:

Sporting Products	*Lewiston, ID; *Anoka, MN; *Lonoke, AR; *Sweet Home, OR
Outdoor Products	Petaluma, CA; Scotts Valley, CA; Rantoul, IL; Hyde Park, UT; Overland Park, KS; Olathe, KS; Monticello, MS; Manhattan, MT; Lares, PR; *Oroville, CA; Bozeman, MT; Eagle, CO; San Diego, CA; Mountain View, AR; Seymour, MO; Stockton, CA; Irvine, CA; Barcelona, Spain
Corporate	Anoka, MN
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
The number of holders of record of Vista Outdoor's common stock as of May 15, 2023 was 2,826.
Equity Compensation Plan Information
See Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated by reference herein for information regarding our equity compensation plans.
Recent Sales of Unregistered Securities
None
Issuer Repurchases of Equity Securities
On February 3, 2022, we announced that the Board of Directors authorized a two-year share repurchase program (the "2022 Share Repurchase Program") pursuant to which we may repurchase up to $200,000 of our common stock. The 2022 Share Repurchase Program expires on January 24, 2024. The shares can be purchased from in open market, block purchase, or negotiated transactions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows us to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or it expires. The repurchase program is currently well below the covenants in our 2022 ABL Revolving Credit Facility and 2022 Term Loan that limit our share repurchases.
The following table summarizes our share repurchases during the fourth quarter of fiscal year 2023:

Period	Total number of shares repurchased (1)	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plan or programs	Approximate number of shares that may yet be repurchased under the plan or programs (2)
December 26, 2022 - January 22, 2023	1	24.37	—
January 23, 2023 - February 19, 2023	1	26.49	—
February 20, 2023 - March 31, 2022	102	28.19	—
Fiscal quarter ended March 31, 2023	104	28.14	—	6,743
(1) The total number of shares repurchased was 104 shares withheld to pay tax withholding obligations upon vesting of shares of restricted stock units, performance shares, or upon exercise of stock options, that were granted under our equity incentive plans. The repurchase of these awards are in order to satisfy the payroll tax withholding obligations are not considered as purchases of shares of common stock under any of publicly announced repurchase programs.
(2) There were no share repurchases during fiscal year 2023. As of March 31, 2023, the remaining amount to be repurchased was $186,105. The approximate number of shares that may yet be repurchased under the 2022 Share Repurchase program of 6,743 was calculated using the Vista Outdoor closing stock price of $27.71 per share on March 31, 2023.
Stockholder Return Performance Graph
The following graph compares, from March 31, 2018 through the March 31, 2023 fiscal year end, the cumulative total return for our common stock with the comparable cumulative total return of two indexes: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S.
The graph assumes that on March 31, 2018, $100 was invested in our common stock (at the closing price on that trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested.

Comparison of Total Return
250
225
200
175
150
125
100
75
50
25
03/31/18
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
100
100
100
107
100
49
98
73
54
197
141
150
219
172
141
170
156
126
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
(Dollar amounts in thousands unless otherwise indicated)
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
Accounting for goodwill and indefinite-lived intangibles
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value.
To perform the annual quantitative goodwill impairment testing, we prepared valuations of our reporting units using both an income and market approach. The value estimated under the income approach, using a discounted cash flow model was weighted at 75%, and the estimated value derived from the guideline company market approach method was weighted at 25%. We developed the discounted cash flow analysis, using our assumptions about forecasted revenues and operating margins, capital expenditures, and changes in working capital are based on our plan, as reviewed by the Board of Directors, and assumed a terminal growth rate thereafter. The discounted cash flow analysis was derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). A separate discount rate was determined for each reporting unit and these cash flows were then discounted to determine the fair value of the reporting unit. The discount rate reflected a weighted-average cost of capital, which was calculated, in part based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) were based on the market data at a point in time. Other data (such as the equity risk premium) were based upon market data over time for a peer group of companies. Also factoring into the discount rate was a market participant’s perceived risk (such as the company specific risk premium) in the valuation implied by the sustained reduction in our stock price. There is inherent uncertainty associated with key assumptions used in our impairment testing.
Under the market approach, we applied the Guideline Public Company Method ("GPCM"). Selected peer sets are based on close competitors, publicly traded companies and reviews of analysts' reports, public filings, and industry research. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies. In order to assess the reasonableness of the calculated fair values of our reporting units, we also compared the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluated the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium was not reasonable in light of this assessment, we reevaluated our fair value estimates of the reporting units by adjusting the discount rates and other assumptions as necessary.
The decline in fair value of our reporting units was significantly impacted by a sudden decline in the demand of products related to certain of our recent acquisitions, which resulted in lower forecasted revenues, operating margins, and operating cash flows as compared to our valuation at acquisition date. Our estimates of the fair values of the reporting units were also influenced by higher discount rates in the income-based valuation approach as a result of increasing market to equity risk premiums, company specific risk premiums and higher treasury rates, since the acquisition dates. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.5% and 17.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit.
As a result, we recognized impairment losses equal to the full carrying value of goodwill of $248,254, $68,353, and $12,349 allocated to the reporting units of Fox Racing, Simms Fishing, and QuietKat, respectively, and partial goodwill impairment charges of $3,799 related to our Stone Glacier reporting unit. We determined that the goodwill relating to our other reporting units was not impaired as the fair value exceeded the carrying value. In order to assess the reasonableness of the calculated fair values of our reporting units, we also compared the sum of the reporting units’ fair values to our market capitalization and calculated an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluated the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium had not been reasonable in light of this assessment, we would reevaluate our fair value estimates of the reporting units by adjusting the discount rates and other assumptions as necessary.
Our Ammunition, Golf , Stone Glacier and Outdoor Cooking reporting units comprise our remaining goodwill at March 31, 2023. As of the fiscal year 2023 annual testing measurement date, the fair value of our Stone Glacier and Outdoor Cooking reporting units was less than 10% higher than their carrying value. For those two reporting units, if we assumed a one percent increase in discount rate, we would have recorded additional goodwill impairment of approximately $11,000. If the reporting units do not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor the evolving macroeconomic landscape. Rising interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units. Additionally, high inflation may continue to adversely affect the demand and profitability of our reporting unit products.
Before completing our goodwill impairment test, we first tested our indefinite-lived intangible assets. We performed a step zero analysis on nine of our indefinite-lived tradenames. We performed a step one analysis on our remaining indefinite-lived tradenames, which resulted in impairment losses of $21,200 and $20,400, related to the Fox Racing and Simms Fishing indefinite-lived tradename assets, respectively. We determined the fair value of the indefinite-lived tradenames related to our Bell and Giro tradenames was greater or equal to the carrying value, and no impairment was recorded. The carrying value of the indefinite lived intangible assets related to Fox Racing and Simms Fishing after the impairment was $85,000 and $30,000, respectively at March 31, 2023. We determined the fair value of our Fox Racing, Simms Fishing, Bell Cycling, and Giro indefinite-lived tradenames using royalty rates of 3.0%, 3.0%, 1.5%, and 1.5% respectively.
We estimate fair value to assess the recoverability of our goodwill and indefinite lived intangible assets using a discounted cash flow model. Our assumptions used to develop the discounted cash flow analysis require us to make significant estimates regarding forecasted revenues and operating margins, projected capital expenditures, changes in working capital, and appropriate discount rates. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or indefinite lived intangible assets could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and indefinite lived intangible assets for impairment indicators.
Business Combinations
We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable, as a result these estimates, and assumptions may require adjustment in the future if actual results differ from our estimates.
Contingent Consideration
Our approach to valuing the initial contingent consideration associated with the purchase price uses unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation analysis in a risk-neutral framework. As of March 31, 2023, the contingent consideration liability consists of the estimated amounts due for earn-out payments from fiscal year 2024 through 2026. On a recurring basis, we adjust the contingent consideration liability to fair value based on the estimated probability of achieving the earn out targets and changes in any of the other Level 3 inputs above. To the extent our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our contingent consideration liabilities.
See Note 1, Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for discussion of new accounting pronouncements.
Executive Summary
Financial Highlights and Notable Events of fiscal year 2023
•Net sales increased $35,186 or 1.2%, over the prior fiscal year.
•Sporting Products net sales increased $20,041, or 1.2%.
•Outdoor Products net sales increased $15,145, or 1.2%.

•Net cash provided by operating activities increased $167,874 from the prior fiscal year to $486,185.
•Operating income (loss) decreased $538,367 to $107,855 or (83.3)% from the prior fiscal year.
•Impairment expense on our Goodwill and indefinite-lived Tradenames of $374,355 was recorded in our fourth fiscal quarter.
•We acquired Fox Racing and Simms Fishing during the second fiscal quarter of 2023. See Note 7, Acquisitions and Divestitures, of the consolidated financial statements in Part II, Item 8 of this Annual Report, for a discussion of our acquisitions during fiscal year 2023.
•On August 5, 2022, we entered into a new ABL Term Loan Facility (the “2022 ABL Revolving Credit Facility”), which replaced the 2021 ABL Revolving Credit Facility. The 2022 ABL Revolving Credit Facility is comprised of a $600,000 Revolving Credit Facility and an asset-backed Term Loan of $350,000 ("2022 Term Loan").
Outlook
Sporting Products Industry
Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by hunting and recreational shooting participation rates, personal safety, and the political environment. The Sporting Products segment continues to benefit from positive participation trends, and the markets have remained strong. Our multi-brand strategy is a tremendous strength in this market. In fiscal year 2024, we expect a normalized purchasing cycle based on stable market pricing and demand. We believe we have a competitive advantage as a house of brands ammunition company and are well positioned to take market share and expand into new markets.
Outdoor Recreation Industry
We believe that long-term outdoor participation trends combined with a larger base of participants supports our expectation of long-term demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. We believe that the current demand for brands in our Outdoor Products segment is being temporarily impacted by higher inflation causing lower consumer spending and higher input costs, along with increased inventory levels at retailers and distributors causing increased promotional activity. We expect to see a return to organic growth for this segment in the back half of fiscal year 2024 once point of sale and sell-in become more closely aligned. Our Outdoor Products brands hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused research and development, omni-channel strategies and marketing investments including traditional and digital mediums. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, we believe our brands are well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.
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
Fiscal Year 2023 Compared to Fiscal Year 2022
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), interest expense, and tax provision by reporting segment and by corporate and other (where applicable) are presented below:

	Years ended March 31,		Change
Net Sales:	2023	2022	Dollars	Percent
Sporting Products	$1,757,932	$1,737,891	$20,041	1.2%
Outdoor Products	1,321,875	1,306,730	15,145	1.2%
Total	$3,079,807	$3,044,621	$35,186	1.2%
Sporting Products—The increase in net sales was driven by improved pricing in all categories and higher volume in primer and rimfire, partially offset by termination of the Lake City contract at the beginning of the third fiscal quarter and volume declines in pistol.

Outdoor Products—The increase in net sales was driven by acquired businesses. Net sales of our organic business decreased primarily due to reduced purchasing across nearly all channels, partially offset by pricing, and increased direct to consumer sales.

	Years ended March 31,		Change
Gross Profit:	2023	2022	Dollars	Percent
Sporting Products	$653,516	$712,160	$(58,644)	(8.2)%
Outdoor Products	386,914	399,447	(12,533)	(3.1)%
Corporate and other	(9,533)	(2,375)	(7,158)	(301.4)%
Total	$1,030,897	$1,109,232	$(78,335)	(7.1)%
Gross profit margin	33.5%	36.4%
Sporting Products—The decrease in gross profit was caused by increased commodity and freight costs and lower volume. The decrease was partially offset by improved pricing. Gross profit margin was 37.2% compared to 41.0% in the prior year.
Outdoor Products—The decrease in gross profit was caused by organic business volume declines and increased product and freight costs. These declines were partially offset by volume from acquired businesses and improved pricing. Gross profit margin was 29.3% compared to 30.6% in the prior year.
Corporate and Other—Expenses included in gross profit were related to inventory step-up expense from acquisitions in fiscal year 2023 and 2022.

	Years ended March 31,		Change
Operating income (loss):	2023	2022	Dollars	Percent
Sporting Products	$552,232	$600,415	$(48,183)	(8.0)%
Outdoor Products	62,423	164,494	(102,071)	(62.1)%
Corporate and other	(506,800)	(118,687)	(388,113)	(327.0)%
Total	$107,855	$646,222	$(538,367)	(83.3)%
Operating income margin	3.5%	21.2%
Sporting Products—The decrease in operating income was primarily caused by the decrease in gross profit, partially offset by decreased incentive compensation and marketing costs. Operating income margin was 31.4% compared to 34.5% in the prior year.
Outdoor Products—The decrease in operating income was primarily caused by decreased gross profit in the organic businesses, as well as increased selling, general and administrative costs related to the acquired businesses, partially offset by decreases in incentive compensation, and operating income from acquired businesses. Operating income margin was 4.7% compared to 12.6% in the prior year.
Corporate and Other—The decrease in operating income was primarily caused by goodwill and tradename impairments, increased planned separation costs, reorganization costs, inventory step-up expense, transaction costs, and transition costs. The decline was partially offset by a decrease in the fair value of the contingent consideration liabilities and lower incentive compensation expense.

	Years ended March 31,		Change
Other income, net	2023	2022	Dollars	Percent
Other income, net	$2,124	$—	$2,124	—%
Total	$2,124	$—	$2,124	—%
The increase in other income, net was caused by foreign exchange gains related to our businesses acquired during fiscal year 2023.

	Years ended March 31,		Change
Interest expense, net:	2023	2022	Dollars	Percent
Corporate and other	$59,317	$25,264	$34,053	134.8%

The increase in interest expense was due to higher interest rates and an increase in our average debt balance.

	Years ended March 31,
Income tax provision:	2023	Effective Rate	2022	Effective Rate	Change
Corporate and other	$60,380	119.2%	$147,732	23.8%	$(87,352)
See Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The increase in the current period tax rate is primarily due to the impact of nondeductible impairment of goodwill.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2023 of 119.2% differs from the federal statutory rate of 21% primarily due to the impact of nondeductible impairment of goodwill and state taxes, partially offset by the deduction for foreign derived intangible income.
The effective tax rate for fiscal year 2022 of 23.8% differs from the federal statutory rate of 21% primarily due to the impact of state taxes and is partially offset by changes in tax contingency.
As of March 31, 2023 and 2022, the total amount of unrecognized tax benefits was $28,692 and $24,719, respectively, of which $24,419 and $21,139, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $8,703 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $7,993. See Note 15, Income Taxes, to the consolidated financial statements included in this Annual Report for further details.
Fiscal Year 2022 Compared to Fiscal Year 2021
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), interest expense, and tax provision by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,		Change
Net Sales:	2022	2021	Dollars	Percent
Sporting Products	$1,737,891	$1,119,754	$618,137	55.2%
Outdoor Products	1,306,730	1,105,768	200,962	18.2%
Total	$3,044,621	$2,225,522	$819,099	36.8%
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
Outdoor Products—The increase in sales was driven by continued demand in the market for most of our categories, and was not restricted by retail store closures that impacted the prior year. The increase also reflects sales from businesses acquired in fiscal year 2022. This was partially offset by a decline in our Outdoor Cooking business caused primarily by declining e-commerce sales as foot traffic returned to brick and mortar stores.

	Years ended March 31,		Change
Gross Profit:	2022	2021	Dollars	Percent
Sporting Products	$712,160	$312,230	$399,930	128.1%
Outdoor Products	399,447	321,423	78,024	24.3%
Corporate and other	(2,375)	(693)	(1,682)	(242.7)%
Total	$1,109,232	$632,960	$476,272	75.2%
Gross profit margin	36.4%	28.4%
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
Outdoor Products—The increase in gross profit was primarily driven by sales volume and operating efficiencies, partially offset by higher logistics costs, input costs, and sales channel mix. The increase also reflects gross profit from acquisitions that occurred during fiscal year 2022. Gross profit margin was 30.6% compared to 29.1% in the prior year.
Corporate and Other—The decrease in corporate gross profit was due to inventory step-up expenses from acquisitions during the current year.

	Years ended March 31,		Change
Operating income (loss):	2022	2021	Dollars	Percent
Sporting Products	$600,415	$222,713	$377,702	169.6%
Outdoor Products	164,494	137,942	26,552	19.2%
Corporate and other	(118,687)	(69,226)	(49,461)	(71.4)%
Total	$646,222	$291,429	$354,793	(121.7)%
Operating income margin	21.2%	13.1%
Sporting Products—The increase in operating income was primarily driven by the gross profit increase, partially offset by higher selling, general, and administrative expenses from the acquisitions of Remington and HEVI-Shot and higher selling and marketing expenses to support increased sales. Operating income margin was 34.5% compared to 19.9% in the prior year.
Outdoor Products—The increase in operating income was primarily driven by the gross profit increase, partially offset by increased selling, general, and administrative expenses from the fiscal year 2022 acquisitions and investments in selling and marketing expenses to support increased sales and industry events, such as trade shows that returned in fiscal year 2022. Operating income margin was 12.6% in fiscal year 2021, compared to 12.5% in the previous year.
Corporate and Other—The decrease in operating income was primarily driven by the prior fiscal year pretax gain related to the divestiture of a non-strategic business in our Sporting Products segment. Additionally, fiscal year 2022 has higher share-based and incentive compensation expense, higher post-acquisition compensation, and investments in human capital which support our centers of excellence.

	Years ended March 31,		Change
Interest expense, net:	2022	2021	Dollars	Percent
Corporate and other	$25,264	$25,574	$(310)	(1.2)%
The decrease in interest expense was due to a decrease in debt issuance cost write-offs and a reduction in our interest rate on the 4.5% Notes, offset by an increase in our average debt balance.

	Years ended March 31,
Income tax provision	2022	Effective Rate	2021	Effective Rate	Change
Corporate and other	$147,732	23.8%	$(6,628)	(2.6)%	$154,360
See Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The increase in the fiscal year 2022 tax rate is primarily due to the impact of the prior year decrease in the valuation allowance driven by earnings, the benefit of the loss carrybacks to prior profitable years as permitted under IRS regulations under the CAREs Act which permitted us to realize previously valued assets, and the release of the reserves for uncertain tax positions due to statute expiration in the prior year.
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
Financial Condition
Cash increased to $86,208 at March 31, 2023 from $22,584 at March 31, 2022. Increases to cash were primarily due to cash generated by operating activities and proceeds from our ABL Revolving Credit Facility and 2022 Term Loan during the last twelve months. These increases were partially offset primarily by cash paid for acquisitions.
Operating Activities
Net cash provided by operating activities increased $167,874 from the prior fiscal year. The increase was primarily driven by an increase in cash collections in our fourth fiscal quarter, an income tax refund in the fourth fiscal quarter, and improvement in our inventory management in the second half of the current fiscal year.
Investing Activities
Cash used for investing activities increased $201,831 from the prior fiscal year. The current fiscal year cash usage was driven by the acquisition of businesses.
Financing Activities
Net cash provided by financing activities increased $318,241 from the prior fiscal year. The increase was primarily driven by net proceeds from our 2022 Term Loan and ABL Revolving Credit Facility, and the decrease in cash used for the repurchase of shares as compared to the prior fiscal year.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements are to fund capital expenditures, debt repayments, share repurchases, earn-outs related to previous acquisitions, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes, 2022 Term Loan and 2022 ABL Revolving Credit Facility and principal payments due under the 2022 Term Loan.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and fund the 2022 Share Repurchase Program over the next 12 months. As of March 31, 2023, based on the borrowing base less outstanding borrowings of $355,000, outstanding letters of credit of $15,645, less the minimum required borrowing base of $58,472, the amount available under the 2022 ABL Revolving Credit Facility was $155,607. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 48% as of March 31, 2023. See Note 13, Long-term Debt, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for a detailed discussion of our indebtedness.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital and credit market conditions, including any disruptions to these markets, as a result of natural disasters and public health crises or other significant catastrophic events, or our future financial condition and performance. Furthermore, because our 2022 ABL Revolving Credit Facility is secured in large part by receivables from our customers, a sustained deterioration in general economic conditions that adversely affects the creditworthiness of our customers could have a negative effect on our future available liquidity under the 2022 ABL Revolving Credit Facility.

Share Repurchases
As of March 31, 2023, there is $186,105 remaining under our $200,000 2022 Share Repurchase Program, which we intend to fund through the fourth fiscal quarter of 2024. Additional information regarding our share repurchases during fiscal year 2023 is presented in Part II, Item 5 of this Annual Report.
Material Cash Requirements
The following tables summarize our material cash requirements as of March 31, 2023:

		Material cash requirements by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Long-term debt	$1,060,000	$65,000	$495,000	$—	$500,000
Interest on debt	224,637	61,195	95,942	45,000	22,500
Operating leases	180,908	25,479	37,365	31,854	86,210
Purchase commitments and other	175,902	163,125	12,742	35	—
Total	$1,641,447	$314,799	$641,049	$76,889	$608,710
Payments for interest is based on outstanding debt as of March 31, 2023.
Pension benefit obligation has been excluded from our material cash requirements (see Note 14, Employee Benefit Plans, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for details on our required contributions to our pension trust).
The total liability for uncertain tax positions as of March 31, 2023 was approximately $28,692 (see Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report), none of which is expected to be paid within 12 months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
Contingencies
Litigation
From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of and are incidental to the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.
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

Dependence on Key Customers; Concentration of Credit
No customer contributed more than 10% of sales during fiscal years 2023, 2022, and 2021. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Inflation and Consumer Spending
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs that may adversely affect our operating results. The recent rise in inflation is causing a decline in consumer disposable income, and discretionary spending, which has temporarily impacted the demand in our Outdoor Products brands. Inflation has also contributed to the cost of our products and operating costs. The change in consumer discretionary spending has also had an impact on retailer inventory levels. Our sales to retailers and distributors follows the end consumer spending patterns. During fiscal year 2023, we experienced a decline in retailer and distributor sales due to their excess inventory levels caused by the shift in consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse affect on our operating results, if the selling prices of our products are not able to offset these increased costs. We cannot predict the impact of these adverse conditions on our liquidity and financial results.
Commodity Price Risk
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. A significant portion of our indebtedness consists of term loans and revolver borrowings with variable rate interest that exposes us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income (loss) and cash flows will correspondingly decrease. Assuming $485 million of variable-rate indebtedness (which was the amount of our indebtedness outstanding as of March 31, 2023) and considering our interest rate swaps, a change of 1/4 of one percent in interest rates would result in a $1.2 million change in annual estimated interest expense. To mitigate the risks from interest rate exposure, we enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We measure market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. We used current market rates on the debt portfolio to perform the sensitivity analysis.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combinations – Fox Racing – Refer to Note 7 to the financial statements
During the second quarter of fiscal year 2023, the Company acquired Fox Racing for $575 million. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which resulted in the Fox Racing tradename being recorded at $106 million and customer relationships at $149 million. The Company estimated the fair value of the tradename and customer relationship intangible assets using an income approach which required management to make significant estimates and assumptions related to projected revenues, royalty rate, and the weighted average cost of capital. Changes in these assumptions could have a significant impact on the fair value.
We identified the fair value determination of acquired intangible assets, specifically the Fox Racing tradename and customer relationships, as a critical audit matter due to the significant estimates and assumptions in determining projected revenues, royalty rate, and the weighted average cost of capital. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenues, selection of the royalty rate, and selection of the weighted average cost of capital included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over the projected revenues, selection of the weighted average cost of capital and royalty rate.
•We inquired of appropriate individuals, both within and outside of finance, regarding the projected revenues.
•We evaluated the reasonableness of management’s projected revenues by comparing the projections to:
–Historical sales and growth rates of the acquired entity, as well as open sales orders as of the acquisition date.
–Internal communications to management and the Board of Directors.
–Forecasted information included in analyst and industry reports for the Company, applicable market data, and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital by:
–Testing the source information underlying the determination of the weighted average cost of capital and testing the mathematical accuracy of the calculations.
–Comparing the selected weighted average cost of capital to market data.
–Developing ranges of independent estimates and comparing those to the weighted average cost of capital selected by management.
–Comparing the estimated weighted average return on assets, internal rate of return, and the weighted average cost of capital used in the valuation models and evaluating whether they were consistent with each other.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rate by:
–Testing the source information underlying the determination of the royalty rate and testing the mathematical accuracy of the calculations.
–Comparing the selected royalty rate to market data.
–Developing ranges of independent estimates and comparing those to the royalty rate selected by management.
Goodwill and Indefinite-Lived Tradename Impairments– Fox Racing and Simms Fishing Reporting Units – Refer to Note 11 to the financial statements
The Company tests goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the reporting unit might be impaired. Based on this assessment, the Company recognized impairment losses of $248.3 million and $68.4 million related to the goodwill associated with the reporting units of Fox Racing and Simms Fishing, respectively. The Company also tested indefinite-lived intangible assets, which resulted in impairment losses of $21.2 million and $20.4 million, respectively, related to the Fox Racing and Simms Fishing indefinite-lived tradenames. The Company estimates fair value to assess the recoverability of goodwill and indefinite-lived intangible assets using a discounted cash flow model, which required Management to make significant estimates and assumptions related to forecasted revenues and operating margins, weighted average cost of capital and royalty rates.
We identified the fair value determination of the Fox Racing and Simms Fishing goodwill and related indefinite-lived tradenames as a critical audit matter due to the significant estimates and assumptions in determining forecasted revenues and operating margins, weighted average cost of capital and royalty rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenues and operating margins, selection of royalty rates, and selection of the weighted average cost of capital included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over the forecasted revenues and operating margins, and selection of the weighted average cost of capital and royalty rates.
•We inquired of appropriate individuals, both within and outside of finance, regarding the forecasted revenues.
•We evaluated the reasonableness of management’s forecasted revenues and operating margins by comparing the forecasts to:
–Historical sales and growth rates of the reporting units, as well as open sales orders as of the fourth fiscal quarter.
–Historical operating margins of the reporting units
–Internal communications to management and the Board of Directors.
–Forecasted information included in analyst and industry reports for the Company, applicable market data, and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital by:
–Testing the source information underlying the determination of the weighted average cost of capital and testing the mathematical accuracy of the calculations.
–Comparing the selected weighted average cost of capital to market data.
–Developing ranges of independent estimates and comparing those to the weighted average cost of capital selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rates by:
–Testing the source information underlying the determination of the royalty rates and testing the mathematical accuracy of the calculations.
–Comparing the selected royalty rates to market data.
–Developing ranges of independent estimates and comparing those to the royalty rates selected by management.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
May 25, 2023

We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$86,208	$22,584
Net receivables	339,373	356,773
Net inventories	709,897	642,976
Income tax receivable	—	43,560
Other current assets	60,636	45,050
Total current assets	1,196,114	1,110,943
Net property, plant, and equipment	228,247	211,087
Operating lease assets	106,828	78,252
Goodwill	465,709	481,857
Net intangible assets	733,176	459,795
Deferred charges and other non-current assets, net	68,808	54,267
Total assets	$2,798,882	$2,396,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$65,000	$—
Accounts payable	136,556	146,697
Accrued compensation	60,719	79,171
Accrued income taxes	6,676	—
Federal excise, use, and other taxes	38,543	40,825
Other current liabilities	146,377	127,180
Total current liabilities	453,871	393,873
Long-term debt	984,658	666,114
Deferred income tax liabilities	40,749	29,304
Long-term operating lease liabilities	103,313	80,083
Accrued pension and postemployment benefits	25,114	22,634
Other long-term liabilities	59,384	79,794
Total liabilities	1,667,089	1,271,802
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—57,085,756 shares as of March 31, 2023 and 56,093,456 shares as of March 31, 2022	570	560
Additional paid-in-capital	1,711,155	1,730,927
Accumulated deficit	(230,528)	(220,810)
Accumulated other comprehensive loss	(80,802)	(76,679)
Common stock in treasury, at cost—6,878,683 shares held as of March 31, 2023 and 7,870,983 shares held as of March 31, 2022	(268,602)	(309,599)
Total stockholders' equity	1,131,793	1,124,399
Total liabilities and stockholders' equity	$2,798,882	$2,396,201
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
(Amounts in thousands except per share data)	2023	2022	2021
Sales, net	$3,079,807	$3,044,621	$2,225,522
Cost of sales	2,048,910	1,935,389	1,592,562
Gross profit	1,030,897	1,109,232	632,960
Operating (income) expenses:
Research and development	44,209	28,737	22,538
Selling, general, and administrative	504,478	434,273	337,460
Impairment of goodwill and intangibles (Note 11)	374,355	—	—
(Gain) on divestiture (Note 7)	—	—	(18,467)
Operating income	107,855	646,222	291,429
Loss on extinguishment of debt (Note 13)	—	—	(6,471)
Other income, net (Note 4)	2,124	—	—
Interest expense, net	(59,317)	(25,264)	(25,574)
Income before income taxes	50,662	620,958	259,384
Income tax (provision) benefit	(60,380)	(147,732)	6,628
Net income (loss)	$(9,718)	$473,226	$266,012
Earnings per common share:
Basic	$(0.17)	$8.27	$4.57
Diluted	$(0.17)	$8.00	$4.44

Weighted-average number of common shares outstanding:
Basic	56,600	57,190	58,241
Diluted	56,600	59,137	59,905

Net income (loss) (from above)	$(9,718)	$473,226	$266,012
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0, $434, and $77	—	(1,336)	(236)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(884), $(1,215), and $(950)	2,776	3,744	2,927
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $1,003, $(1,434), and $(4,055)	(3,150)	4,683	12,496
Change in derivative instruments, net of tax benefit (expense) of $1,707, $168, and $(515)	(3,187)	(517)	1,587
Change in cumulative translation adjustment, net of tax benefit (expense) of $(317), $0, and $0	(562)	(58)	1,025
Total other comprehensive income (loss)	(4,123)	6,516	17,799
Comprehensive income (loss)	$(13,841)	$479,742	$283,811
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2023	2022	2021
Operating Activities
Net income (loss)	$(9,718)	$473,226	$266,012
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	48,126	46,094	45,264
Amortization of intangible assets	43,963	26,246	19,846
Amortization of deferred financing costs	6,702	1,411	2,922
Impairment of goodwill and intangibles (Note 11)	374,355	—	—
Change in fair value of contingent consideration	(27,510)	955	—
Gain on sale of businesses (Note 7)	—	—	(18,467)
Deferred income taxes	(43,177)	11,857	(10,106)
Foreign currency translation gains, net	(1,249)	—	—
Loss on disposal of property, plant, and equipment	1,719	796	4,565
Loss on extinguishment of debt	—	—	6,471
Share-based compensation	28,119	27,407	13,303
Changes in assets and liabilities:
Net receivables	66,860	(50,631)	17,495
Net inventories	18,537	(172,741)	(84,185)
Accounts payable	(33,596)	(24,350)	72,946
Accrued compensation	(25,803)	14,370	22,617
Accrued income taxes	59,679	(3,968)	(37,397)
Federal excise, use, and other taxes	(3,311)	8,111	3,323
Pension and other postretirement benefits	1,988	(1,561)	(6,607)
Other assets and liabilities	(19,499)	(38,911)	27,372
Cash provided by operating activities	486,185	318,311	345,374
Investing Activities
Capital expenditures	(38,810)	(42,782)	(30,166)
Proceeds from note receivable	10,683	—	—
Proceeds from the sale of businesses	—	—	23,654
Acquisition of businesses, net of cash received	(761,589)	(545,467)	(95,605)
Proceeds from the disposition of property, plant, and equipment	47	411	99
Cash used for investing activities	(789,669)	(587,838)	(102,018)
Financing Activities
Borrowings on lines of credit	468,000	400,000	73,077
Payments made on lines of credit	(283,000)	(230,000)	(240,333)
Proceeds from issuance of long-term debt	350,000	—	500,000
Payments made on long-term debt	(145,000)	—	(350,000)
Payments made for debt issue costs and prepayment premiums	(17,209)	(1,061)	(6,496)
Early redemption of long-term debt	—	—	(5,141)
Proceeds from exercise of stock options	4,213	533	1,386
Payments made for contingent consideration	(706)	—	—
Purchase of treasury shares	—	(113,195)	—
Payment of employee taxes related to vested stock awards	(9,090)	(7,310)	(4,133)
Cash provided by (used for) financing activities	367,208	48,967	(31,640)
Effect of foreign currency exchange rate fluctuations on cash	(100)	(121)	174
Increase (decrease) in cash and cash equivalents	63,624	(220,681)	211,890
Cash and cash equivalents at beginning of year	22,584	243,265	31,375
Cash and cash equivalents at end of year	$86,208	$22,584	$243,265
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$4,751	$1,656	$2,004
Contingent consideration in connection with business combinations	(11,400)	(35,964)	—
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2020	58,038,822	$580	$1,744,096	$(960,048)	$(100,994)	$(241,129)	$442,505
Comprehensive income	—	—	—	266,012	17,799	—	283,811
Exercise of stock options	92,604	—	(2,370)	—	—	3,756	1,386
Share-based compensation	—	—	13,303	—	—	—	13,303
Restricted stock vested and shares withheld	304,099	—	(18,773)	—	—	14,444	(4,329)
Employee stock purchase program	15,742	—	(322)	—	—	638	316
Other	109,749	5	(4,455)	—	—	4,455	5
Balance, March 31, 2021	58,561,016	585	1,731,479	(694,036)	(83,195)	(217,836)	736,997
Comprehensive income	—	—	—	473,226	6,516	—	479,742
Exercise of stock options	28,921	—	(607)	—	—	1,140	533
Share-based compensation	—	—	27,407	—	—	—	27,407
Restricted stock vested and shares withheld	406,691	—	(24,823)	—	—	17,206	(7,617)
Employee stock purchase program	12,799	—	(2)	—	—	504	502
Treasury shares purchased	(2,980,681)	(30)	—	—	—	(113,165)	(113,195)
Other	64,710	5	(2,527)	—	—	2,552	30
Balance, March 31, 2022	56,093,456	560	1,730,927	(220,810)	(76,679)	(309,599)	1,124,399
Comprehensive loss	—	—	—	(9,718)	(4,123)	—	(13,841)
Exercise of stock options	321,260	—	(8,384)	—	—	12,597	4,213
Share-based compensation	—	—	28,119	—	—	—	28,119
Restricted stock vested and shares withheld	602,574	—	(37,409)	—	—	25,729	(11,680)
Employee stock purchase program	23,556	—	(340)	—	—	923	583
Other	44,910	10	(1,758)	—	—	1,748	—
Balance, March 31, 2023	57,085,756	$570	$1,711,155	$(230,528)	$(80,802)	$(268,602)	$1,131,793
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We operate through two reportable segments, Sporting Products and Outdoor Products. We are headquartered in Anoka, Minnesota and have manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network serving customers in over 100 countries. Vista Outdoor was incorporated in Delaware in 2014.
Basis of Presentation. The consolidated financial statements reflect our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the U.S.
Change in Presentation. In connection with our preparation of the consolidated financial statements for the year ended March 31, 2023, we changed the presentation of "Earnings (loss) before interest, income taxes, and other" to "Operating income", removed the subtotal "Earnings (loss) before interest and income taxes", and are now including "(Gain) on divestiture" in the subtotal "Operating income" within the consolidated statements of comprehensive income (loss). These corrections did not affect previously reported net income (loss) and are immaterial to the previously issued financial statements.
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
Advertising Costs. Advertising and promotional costs including print ads, commercials, catalogs, and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $59,189, $58,028, and $44,600 for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
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
Warranty Costs. We provide consumer warranties against manufacturing defects on certain products within the Sporting Products and Outdoor Products segments with warranty periods typically ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 12, Other Current Liabilities and Restructuring, for additional detail.
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

We performed a quantitative assessment for the annual impairment test in the fourth quarter of fiscal year 2023 to determine the recoverability of goodwill for all of our reporting units. Based on this assessment, we recognized impairment losses of $248,254, $68,353, $12,349 and $3,799 related to the goodwill associated with the reporting units of Fox Racing, Simms Fishing, QuietKat, and Stone Glacier, respectively. See Note 11, Goodwill and Intangible Assets, for discussion and details.
When we perform a quantitative analysis to assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the excess. The fair value of each reporting unit is determined using both an income and market approach. The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
In developing the discounted cash flow analysis, our assumptions about forecasted revenues and operating margins, capital expenditures, and changes in working capital are based on our plan, as reviewed by the Board of Directors, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measurements).
Indefinite Lived Intangible Assets. Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment on nine of our tradenames in our fiscal year 2023 annual assessment, and concluded there were no indicators of impairment on those indefinite lived intangibles. We performed a step one analysis on our remaining indefinite-lived tradenames, which resulted in impairment losses on two of those tradenames. See Note 11, Goodwill and Intangible Assets, for discussion and details.
Our identifiable intangibles assets with indefinite lives consist of certain trademarks and tradenames. When we complete a step one assessment, the impairment test consists of a comparison of the estimated fair value of the specific intangible asset with its carrying value. The estimated fair value of these assets is measured using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them.
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
Our assumptions used to develop the discounted cash flow analysis require us to make significant estimates regarding forecasted revenues and operating margins, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units or tradenames could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and tradenames for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or tradenames as appropriate.
Amortizing Intangible Assets and Long-Lived Assets. Our primary identifiable intangible assets include trademarks and tradenames, patented technology, and customer relationships. Our long-lived assets consist primarily of property, plant, and equipment, amortizing right-of-use assets related to our operating leases and amortizing costs related to cloud computing arrangements. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value.
Business Combinations. We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The fair value calculation of initial contingent consideration associated with the purchase price also uses unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation analysis in a risk-neutral framework. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments. During the measurement period of one year from the acquisition date, we continue to collect information and reevaluate our estimates and assumptions, and record any adjustments to these estimates to goodwill. See Note 7, Acquisitions and Divestitures, for additional information.
Derivatives and Hedging. We mitigate the impact of variable interest rates, foreign currency exchange rates, and commodity prices affecting the cost of raw materials with interest rate swaps, foreign currency, and commodity forward contracts that are accounted for as designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” ("ASC Topic 815"). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings. We may use derivatives to hedge certain variable interest rates, foreign currency exchange rates, and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes. We utilize counterparties for our derivative instruments that we believe are creditworthy at the time the transactions are entered into and closely monitor the credit ratings of these counterparties. See Note 4, Derivative Financial Instruments, for additional information.
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
Stock-Based Compensation. We account for our share-based compensation arrangements in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718") which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Our stock-based compensation plans, which are described more fully in Note 17, Stockholders' Equity, provide for the grant of various types of stock-based incentive awards, including performance awards, performance awards with a TSR modifier, restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.
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
We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. Significant estimates are required for this analysis. If we were to determine that the amount of deferred income tax assets we would be able to realize in the future had changed, we would make an adjustment to the valuation allowance, which would decrease or increase the provision for income taxes.
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

Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $8,198 and $7,354 as of March 31, 2023 and 2022, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are reported as a component of accumulated other comprehensive loss ("AOCL") in stockholders' equity. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized during the current period in the consolidated statements of comprehensive income (loss), as part of other income, net.
Other income, net. Other income, net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. See Note 4, Derivative Financial Instruments, for additional information.
Accumulated Other Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31,
	2023	2022
Derivatives	$(3,543)	$(356)
Pension and other postretirement benefit liabilities	(71,449)	(71,075)
Cumulative translation adjustment	(5,810)	(5,248)
Total accumulated other comprehensive loss	$(80,802)	$(76,679)
The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Years ended March 31,
	2023				2022
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$(356)	$(71,075)	$(5,248)	$(76,679)	$161	$(78,166)	$(5,190)	$(83,195)
Change in fair value of derivatives	(3,122)	—	—	(3,122)	1,224	—	—	1,224
Net gain reclassified from AOCL	(65)	—	—	(65)	(1,741)	—	—	(1,741)
Net actuarial losses reclassified from AOCL (1)	—	2,776	—	2,776	—	3,744	—	3,744
Prior service costs reclassified from AOCL (1)	—	—	—	—	—	(1,336)	—	(1,336)
Valuation adjustment for pension and postretirement benefit plans (1)	—	(3,150)	—	(3,150)	—	4,683	—	4,683
Net change in cumulative translation adjustment	—	—	(562)	(562)	—	—	(58)	(58)
End of year AOCL	$(3,543)	$(71,449)	$(5,810)	$(80,802)	$(356)	$(71,075)	$(5,248)	$(76,679)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 14, Employee Benefit Plans.
Recent Accounting Pronouncements—We considered all recent accounting pronouncements and concluded they are not expected to have a material impact on our consolidated financial statements.
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
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:

Derivative Financial Instruments
Hedging instruments are re-measured on a recurring basis using broker quotes (See Note 4, Derivative Financial Instruments), daily market foreign currency rates (See Note 4, Derivative Financial Instruments), and interest rate curves as applicable ( Note 13, Long-term Debt) and are therefore categorized within Level 2 of the fair value hierarchy.
Note Receivable
In connection with the sale of our Firearms business in fiscal year 2020, we received a $12,000 interest-free, five-year pre-payable promissory note due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We consider this to be a Level 3 instrument. The note was paid in full in our fourth fiscal quarter ending March 31, 2023. See Note 8, Receivables, for additional information.
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the consolidated statement of comprehensive income (loss). As of March 31, 2023, the estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier, Fox Racing, Fiber Energy, and HEVI-Shot are $8,634, $5,920, $5,720, $0, and $0, respectively. See Note 7, Acquisitions and Divestitures, for additional information.
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2023:

Balance, March 31, 2022	$37,090
Acquisition of Fox Racing	11,400
Decrease in fair value	(27,510)
Payments made	(706)
Balance, March 31, 2023	$20,274

Contingent consideration liabilities are reported under the following captions in the consolidated balance sheets:

	March 31,
	2023	2022
Other current liabilities	$8,586	$96
Other long-term liabilities	11,688	36,994
Total	$20,274	$37,090
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of March 31, 2023 and March 31, 2022 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of March 31, 2023 and March 31, 2022 are categorized within Level 1 of the fair value hierarchy.

The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	March 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt (1)	$500,000	$404,000	$500,000	$460,000
Variable rate debt (2)	560,000	560,000	170,000	170,000
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
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility and 2022 Term Loan approximates the fair value because the interest rates are variable and reflective of market rates as of March 31, 2023. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 13, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 1, Significant Accounting Policies, for further information on our accounting policies regarding long-lived assets. During the fourth quarter of fiscal year 2023, we recognized impairment losses of $248,254, $68,353, $12,349 and $3,799 related to the goodwill associated with the reporting units of Fox Racing, Simms Fishing, QuietKat, and Stone Glacier, respectively. During the fourth quarter of fiscal year 2023, we recognized impairment losses of $21,200 and $20,400, related to the Fox Racing and Simms Fishing indefinite-lived tradename assets, respectively. The fair value of goodwill and intangible assets are categorized within Level 3 of the fair value hierarchy. See Note 11, Goodwill and Intangible Assets, for discussion and details of the impairment losses recorded in fiscal year 2023. During the fourth quarter of fiscal year 2023, we recognized impairment losses on ROU assets of $1,812 related to our restructuring plan. Significant assumptions were used to estimate fair value of the ROU assets, which was categorized within Level 3 of the fair value hierarchy.
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

The amounts of assets and liabilities related to our operating leases were as follows:

		March 31,
	Balance Sheet Caption	2023	2022
Assets:
Operating lease assets	Operating lease assets	$106,828	$78,252

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$16,351	$11,804
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	103,313	80,083
Total lease liabilities		$119,664	$91,887
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Years ended March 31,
	2023	2022
Fixed operating lease costs (1)	$28,128	$22,917
Variable operating lease costs	3,200	3,322
Operating and Sublease income	(602)	(483)
Net lease costs	$30,726	$25,756
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31,
	2023	2022
Weighted Average Remaining Lease Term (Years):
Operating leases	9.71	8.65

Weighted Average Discount Rate:
Operating leases	8.43%	7.99%
The approximate future minimum lease payments under operating leases were as follows:

Fiscal year 2024	$25,479
Fiscal year 2025	19,559
Fiscal year 2026	17,806
Fiscal year 2027	16,489
Fiscal year 2028	15,365
Thereafter	86,210
Total lease payments	180,908
Less imputed interest	(61,244)
Present value of lease liabilities	$119,664

Supplemental cash flow information related to leases is as follows:

	Years ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$22,760	$19,268
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$45,283	$15,537
4. Derivative Financial Instruments
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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of March 31, 2023, we had outstanding lead forward contracts on approximately 4.75 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
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
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. As of March 31, 2023, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $40,615. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
As of March 31, 2023, net losses of $3,194 were recorded in accumulated other comprehensive income (loss) related to foreign currency forward contracts. Net losses of $588, $0, and $0 were reclassified from accumulated other comprehensive income (loss) to cost of sales for the fiscal years 2023, 2022, and 2021, respectively. All unrealized gains and losses as shown as of March 31, 2023 will be recognized in the consolidated statements of comprehensive income (loss) in cost of sales or other income, net within the next twelve months at their then-current value. The net liability related to the foreign forward contracts as of March 31, 2023 and March 31, 2022 of $3,252 and $0, respectively, and is recorded as part of other current liabilities.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We have also used non-designated hedges to hedge a portion of U.S. subsidiary sales that are recorded in Canadian Dollars. These contracts generally mature within 12 months from inception. As of March 31, 2023, the notional amounts of our foreign currency forward contracts not designated as cash flow hedge instruments were approximately $2,840.
We record these derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated statements of comprehensive income (loss). Net gains of $875, $0, and $0 for the fiscal years ended 2023, 2022, and 2021, respectively, were recognized in the consolidated statements of comprehensive income (loss), as part of other income, net. The fair value of the foreign exchange forward contracts is $91 and is recorded as part of other current assets. In addition, during the fiscal years ended 2023, 2022, and 2021, we recognized net foreign currency translation gains of $1,249, $0, and $0, respectively.
See Note 13, Long-term Debt, for additional information on our interest rate swap contracts.
5. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Years ended March 31,
	2023			2022
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$1,757,932	$—	$1,757,932	$1,737,891	$—	$1,737,891
Outdoor Accessories (2)	—	288,672	288,672	—	442,348	442,348
Action Sports (3)	—	495,862	495,862	—	401,984	401,984
Outdoor Recreation (4)	—	537,341	537,341	—	462,398	462,398
Total	$1,757,932	$1,321,875	$3,079,807	$1,737,891	$1,306,730	$3,044,621

Geographic Region
United States	$1,619,221	$930,389	$2,549,610	$1,632,507	$976,939	$2,609,446
Rest of the World	138,711	391,486	530,197	105,384	329,791	435,175
Total	$1,757,932	$1,321,875	$3,079,807	$1,737,891	$1,306,730	$3,044,621
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
In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Years ended March 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(9,718)	$473,226	$266,012
Denominator:
Weighted-average number of common shares outstanding, basic	56,600	57,190	58,241
Dilutive effect of stock-based awards (1)	—	1,947	1,664
Diluted shares	56,600	59,137	59,905
Earnings per common share:
Basic	$(0.17)	$8.27	$4.57
Diluted	$(0.17)	$8.00	$4.44
(1) Due to the loss from continuing operations for the fiscal year ended March 31, 2023, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Potentially dilutive securities of 1,504 were excluded from diluted EPS in fiscal year 2023, as we had a net loss. Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, were 0, and 543 for the fiscal years ended March 31, 2022 and, 2021 and, respectively.
7. Acquisitions and Divestitures
Simms Fishing
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products (Simms), a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. The results of this business are reported within the Outdoor Products reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fox Racing
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), for a base purchase price of $540,000, subject to certain customary adjustments for cash and debt, transaction expenses, and working capital. In connection with the acquisition, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility, and a $350,000 term loan facility (the “2022 Term Loan”). The proceeds of the Term Facility, together with the proceeds of a borrowing under the ABL Credit Facility, were used to finance the acquisition and to pay related fees and expenses. See Note 13, Long-term Debt, for additional information. The agreement includes up to an additional $50,000 of contingent consideration payable to Seller and certain individuals during the first quarter of fiscal year 2024 if Fox Racing achieves certain adjusted Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") targets during the period beginning on January 1, 2022 and ending on December 31, 2022. The initial fair value of the contingent consideration was $11,400, and is included in the total purchase consideration below. See Note 2, Fair Value of Financial Instruments, for additional information related to the initial fair value calculation methodology and current fair value of the contingent consideration.
The results of this business are reported within the Sports Protection operating segment and the Outdoor Products reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature.

Fox Racing purchase price allocation:

August 5, 2022
Cash consideration to the Seller	$564,134
Fair value of contingent consideration payable	11,400
Total estimated purchase consideration	$575,534
Fair value of assets acquired:
Accounts receivable	$39,174
Inventories	96,142
Intangible assets	255,200
Property, plant, and equipment	23,570
Operating lease assets	16,078
Other current assets	17,145
Other long-term assets	5,347
Total assets	452,656
Fair value of liabilities assumed:
Accounts payable	18,584
Long-term operating lease liabilities	11,971
Deferred income taxes	55,488
Other liabilities	39,292
Other long-term liabilities	41
Total liabilities	125,376
Net assets acquired	327,280
Goodwill	$248,254

	Value	Useful life (years)
Tradenames	$106,200	Indefinite
Customer relationships	149,000	5 to 15
Fox Racing supplemental pro forma data:
Fox's net sales of $180,320 and net loss of $18,857 since the acquisition date, August 5, 2022, were included in our consolidated results for the fiscal year ended March 31, 2023, and are reflected in the Outdoor Products reportable segment.
The following unaudited pro forma financial information presents our results as if the Fox Racing acquisition had occurred on April 1, 2021:

	Years ended March 31,
	2023	2022
Sales, net	$3,185,662	$3,344,338
Net income (loss)	(6,930)	433,199
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income (loss) to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Years ended March 31,
	2023	2022
Fees for advisory, legal, and accounting services (1)	$(6,064)	$6,064
Inventory step-up, net (2)	(7,544)	$7,544
Interest (3)	10,627	30,406
Depreciation (4)	969	2,482
Amortization (5)	4,245	12,257
Management Fees (6)	(530)	(1,413)
Income tax provision (benefit) (7)	(910)	(13,260)
(1) During the fiscal year ended March 31, 2023, we incurred a total of $6,064 in acquisition related costs, including legal and other professional fees, all of which were reported in selling, general, and administrative expense in the consolidated statements of comprehensive income (loss). This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal year 2022.
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
Stone Glacier
During the fourth quarter of fiscal year 2022, we acquired Stone Glacier, a premium brand focused on ultralightweight, performance hunting gear designed for backcountry use. The addition of Stone Glacier allows us to enter the packs, camping equipment, and technical apparel categories with a fast-growing brand and provide a foundation for us to leverage camping category synergies. The results of this business are reported within the Outdoor Products segment. Contingent consideration with an initial fair value of $9,939 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fiber Energy
During the third quarter of fiscal year 2022, we acquired Fiber Energy Products, a leader in all-natural wood grilling pellets. This strategic transaction secures a continuous supply of pellets for our Camp Chef business and expands our revenue in a consumable category. The results of this business are reported within the Outdoor Products segment. Contingent consideration with an initial fair value of $3,625 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for more information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2022. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
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
Foresight's net sales of $61,173 and net income (loss) of $18,423 since the acquisition date, September 28, 2021, are included in our consolidated results for the fiscal year ended March 31, 2022, and are reflected in the Outdoor Products segment.
We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the third quarter of fiscal year 2023, and no significant changes were recorded from the original estimation.. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.
Foresight purchase price allocation:

September 28, 2021
Total consideration transferred	$470,772
Fair value of assets acquired:
Accounts receivable	$2,806
Inventories	10,780
Intangible assets	131,500
Property, plant, and equipment	1,870
Operating lease assets	6,506
Other assets	2,006
Total assets	155,468
Fair value of liabilities assumed:
Accounts payable	6,177
Customer deposits	2,084
Long-term operating lease liabilities	5,961
Contract liabilities	2,992
Other liabilities	1,729
Other long-term liabilities	9,182
Total liabilities	28,125
Net assets acquired	127,343
Goodwill	$343,429

	Value	Useful life (years)
Tradenames	$42,500	20
Patented technology	19,900	5 to 10
Customer Relationships	69,100	5 to 15

Foresight supplemental pro forma data:
The following unaudited pro forma financial information presents our results as if the Foresight acquisition had been completed on April 1, 2020:

	Years ended March 31,
	2022	2021
Sales, net	$3,088,220	$2,296,413
Net income (loss)	515,345	268,547
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income (loss):

	Years ended March 31,
	2022	2021
Fees for advisory, legal, and accounting services (1)	$(3,080)	$3,080
Inventory step-up, net (2)	(1,247)	$1,247
Interest (3)	2,203	6,565
Depreciation & amortization (4) (5)	4,961	8,122
Income tax provision (6)	3,520	5,520
(1) During the fiscal year ended March 31, 2022, we incurred a total of $3,080 in acquisition related costs, including legal and other professional fees, related to the acquisition, all of which were reported in selling, general, and administrative expense in the consolidated statements of comprehensive income (loss). This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal 2021.
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
QuietKat
During the first quarter of fiscal year 2022, we acquired QuietKat, an electric bicycle company that specializes in designing, manufacturing, and marketing rugged, all-terrain eBikes. The results of this business are reported within the Outdoor Products segment. We accounted for the acquisition as a business combination using the acquisition method of accounting, and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the first quarter of fiscal year 2023 and no significant changes were recorded from the original estimation.. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years, provided the key members continue their employment with us through the respective milestone dates. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

HEVI-Shot
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
Remington
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
Remington Purchase Price Allocation:

October 12, 2020
Total purchase price:
Cash paid	$81,400
Cash paid for working capital	291
Total purchase price	$81,691
Fair value of assets acquired:
Inventories	$20,021
Intangible assets	26,200
Property, plant, and equipment	31,200
Other assets	3,363
Total assets	80,784
Fair value of liabilities assumed:
Accounts payable	311
Other liabilities	2,969
Total liabilities	3,280
Net assets acquired	77,504
Goodwill	$4,187

	Value	Useful life (years)
Indefinite lived tradenames	$24,500	Indefinite
Customer relationships	1,700	20

Supplemental Pro Forma Data:
The following pro forma financial information presents our results as if the Remington acquisition had been completed on April 1, 2019:

	Years ended March 31,
	2021	2020
Sales, net	$2,298,396	$1,933,699
Net income (loss)	255,022	(205,399)
The unaudited supplemental pro forma data above include the following significant non-recurring adjustments to net income (loss):

	Years ended March 31,
	2021	2020
Fees for advisory, legal, and accounting services (1)	$(3,429)	$3,429
Inventory step-up, net (2)	(400)	400
Interest (3)	835	3,538
Depreciation (4)	1,902	3,804
Amortization (5)	42	84
Income taxes (6)	2,324	—
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
Divestiture of Businesses
During the third quarter of fiscal year 2021, we sold a non-strategic business in our Sporting Products segment. As part of the agreement, we provided limited transition services during fiscal 2021. During the three months ended December 27, 2020, we recognized a pretax gain on this divestiture of approximately $18,467, which was included in operating income on the consolidated statement of comprehensive income (loss). This transaction did not meet the criteria for discontinued operations as it did not represent a strategic shift that will have a major effect on our ongoing operations. The assets of this business represented a portion of our Ammunition reporting unit.
8. Receivables
Our trade accounts receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses as described in Note 1, Significant Accounting Policies. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	March 31,
	2023	2022
Trade receivables	$349,424	$357,584
Other receivables	8,899	13,699
Less: allowance for estimated credit losses and discounts	(18,950)	(14,510)
Net receivables	$339,373	$356,773
Walmart represented 10% and 14% of the total trade receivables balance as of March 31, 2023 and 2022, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2021	$13,422
Provision for credit losses	2,350
Write-off of uncollectible amounts, net of recoveries	(1,262)
Balance, March 31, 2022	14,510
Provision for credit losses	2,289
Write-off of uncollectible amounts, net of recoveries	(259)
Purchase accounting (Note 7)	2,410
Balance, March 31, 2023	$18,950
Note Receivable, see Note 2, Fair Value of Financial Instruments, is summarized as follows:

	March 31,
	2023	2022
Principal	$—	$12,000
Less: unamortized discount	—	(2,308)
Note receivable, net, included within deferred charges and other non-current assets	$—	$9,692
This note receivable was originally due in full in June 2024. During fiscal year 2023, we entered into an agreement with the debtors to provide a discount in exchange for accelerated payment. We received a payment of $10,683 in the fourth fiscal quarter, and the note receivable was considered satisfied in full.
9. Inventories
Net inventories consist of the following:

	March 31,
	2023	2022
Raw materials	$199,225	$220,425
Work in process	63,652	60,390
Finished goods	447,020	362,161
Net inventories	$709,897	$642,976
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $45,929 and $14,662 as of March 31, 2023 and 2022, respectively.
10. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 10 years and buildings and improvements are depreciated over 1 to 30 years. Depreciation expense was $48,126, $46,094, and $45,264 in fiscal years 2023, 2022, and 2021, respectively.

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
Property, plant, and equipment consists of the following:

	March 31,
	2023	2022
Land	$13,276	$12,575
Buildings and improvements	108,377	84,916
Machinery and equipment	498,266	461,635
Property not yet in service	22,639	19,672
Gross property, plant, and equipment	642,558	578,798
Less: accumulated depreciation	(414,311)	(367,711)
Net property, plant, and equipment	$228,247	$211,087
11. Goodwill and Intangible Assets
The change in the carrying value of goodwill was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2021	$86,082	$—	$86,082
Acquisitions	23	395,752	395,775
Balance, March 31, 2022	86,105	395,752	481,857
Acquisitions	—	316,607	316,607
Impairment	—	(332,755)	(332,755)
Balance, March 31, 2023	$86,105	$379,604	$465,709
The increases in goodwill in fiscal years 2023 and 2022 were due to acquisitions. See Note 7, Acquisitions and Divestitures, for details of our acquisitions during fiscal years 2023 and 2022. The decrease in fiscal year 2023 was due to an impairment charge of $332,755 recognized in the fourth fiscal quarter of fiscal year 2023. As of March 31, 2023 and 2022, there were $1,326,962 and $994,207 of accumulated impairment losses, recorded within the Outdoor Products segment, respectively. The goodwill recorded within the Sporting Products segment has no accumulated impairment losses.
Fiscal year 2023 assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. To perform the annual quantitative goodwill impairment testing, we prepared valuations of our reporting units using both an income and market approach, which were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed.
The decline in fair value of our reporting units was significantly impacted by a sudden decline in the demand of products related to certain of our recent acquisitions, which resulted in lower forecasted revenues, operating margins, and operating cash flows as compared to our valuation at acquisition date. Our estimates of the fair values of the reporting units were also influenced by higher discount rates in the income-based valuation approach as a result of increasing market to equity risk premiums, company specific risk premiums and higher treasury rates, since the acquisition dates. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.5% and 17.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit.
As a result, we recognized impairment losses equal to the full carrying value of goodwill of $248,254, $68,353, and $12,349 allocated to the reporting units of Fox Racing, Simms Fishing, and QuietKat, respectively, and partial goodwill impairment charges of $3,799 related to our Stone Glacier reporting unit. We determined that the goodwill relating to our other reporting units was not impaired as the fair value exceeded the carrying value. Our Ammunition, Golf, Stone Glacier, and Outdoor Cooking reporting units comprise our remaining goodwill at March 31, 2023. As of the fiscal year 2023, annual testing measurement date, the fair value of our Stone Glacier and Outdoor Cooking reporting units was less than 10% higher than their carrying values. In order to assess the reasonableness of the calculated fair values of our reporting units, we also compared the sum of the reporting units’ fair values to our market capitalization and calculated an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluated the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium was not reasonable in light of this assessment, we would have reevaluated our fair value estimates of the reporting units by adjusting the discount rates and other assumptions as necessary.
Before completing our goodwill impairment test, we first tested our indefinite-lived intangible assets. We performed a step zero analysis on nine of our indefinite-lived tradenames. We performed a step one analysis on our remaining indefinite-lived tradenames, which resulted in impairment losses of $21,200 and $20,400, related to the Fox Racing and Simms Fishing indefinite-lived tradename assets, respectively. We determined the fair value of the indefinite-lived tradenames related to our Bell Cycling and Giro tradenames was greater or equal to the carrying value, and no impairment was recorded. The carrying value of the indefinite lived intangible assets related to Fox Racing and Simms Fishing after the impairment was $85,000 and $30,000, respectively at March 31, 2023. We determined the fair value of our Fox Racing, Simms Fishing, Bell Cycling, and Giro indefinite-lived tradenames using royalty rates of 3.0%, 3.0%, 1.5%, and 1.5%, respectively.
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
Net intangibles consisted of the following:

	March 31,
	2023			2022
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(30,848)	$83,067	$113,915	$(23,756)	$90,159
Patented technology	36,854	(16,313)	20,541	36,854	(13,324)	23,530
Customer relationships and other	530,237	(151,272)	378,965	328,168	(117,664)	210,504
Total	681,006	(198,433)	482,573	478,937	(154,744)	324,193
Non-amortizing trade names	250,603	—	250,603	135,602	—	135,602
Net intangible assets	$931,609	$(198,433)	$733,176	$614,539	$(154,744)	$459,795
The net increase in intangible assets in fiscal year 2023 was due to acquisitions, less decreases related to impairment as discussed above, and the impact of foreign exchange rates. See Note 7, Acquisitions and Divestitures, for details of our acquisitions during fiscal years 2023 and 2022. The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 12.1 years.

Amortization expense related to these assets was $43,963, $26,246 and $19,846 in fiscal years 2023, 2022, and 2021, respectively, which is included within cost of sales. We expect amortization expense related to these assets in each of the next five fiscal years and beyond to be incurred as follows:

Fiscal year 2024	$50,604
Fiscal year 2025	50,586
Fiscal year 2026	47,577
Fiscal year 2027	46,127
Fiscal year 2028	40,957
Thereafter	246,722
Total	$482,573
12. Other Current Liabilities and Restructuring
The major categories over 5% of current liabilities are as follows:

	March 31,
	2023	2022
Accrual for in-transit inventory	$9,810	$11,620
Other	136,567	115,560
Total other current liabilities	$146,377	$127,180
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
The following is a reconciliation of the changes in our product warranty liability during the periods presented:

Balance as of March 31, 2021	$8,696
Payments made	(4,169)
Warranties issued	4,479
Changes related to pre-existing warranties and other adjustments	67
Balance as of March 31, 2022	9,073
Payments made	(4,676)
Warranties issued	4,827
Changes related to pre-existing warranties and other adjustments	328
Balance as of March 31, 2023	$9,552
Restructuring
In the fourth quarter of fiscal year 2023, we announced a restructuring plan earnings improvement program, which includes severance and asset impairments related to product line reassessments, office closures, and headcount reductions across our brands and corporate teams. We recorded $15,668 of restructuring charges for the fiscal year ended March 31, 2023. The restructuring charges are included in selling, general, and administrative expenses in our consolidated statement of comprehensive income (loss), and are as follows:

For the year ended
March 31, 2023
Other asset impairments	$7,628
Employee severance and related expenses	5,225
ROU asset impairments	1,812
Impairment on technology assets	1,003
Total	$15,668

•Other asset impairments related to non-refundable deposits on contracts and capitalized costs on projects abandoned due to product line reassessments.
•Employee costs including severance payments and benefits were recorded for the reduction in workforce across our brands and corporate teams. As of March 31, 2023, $5,225 of employee related costs were included in other current liabilities on the consolidated balance sheets.
•ROU asset impairments were recorded based on the approved plan to reduce distribution space permanently, and abandon equipment leases related to product line reassessments. Significant assumptions used to estimate fair value of the ROU assets, were the current economic environment, real estate market conditions and general market participant assumptions.
•Technology assets were fully impaired on the cease use date in conjunction with internal projects abandoned due to the restructuring.
There were no other liabilities related to the restructuring plan as of March 31, 2023, except the employee costs described above.
13. Long-term Debt

	March 31,
	2023	2022
2021 ABL Revolving Credit Facility	$—	$170,000
2022 ABL Revolving Credit Facility	355,000	—
2022 Term Loan	205,000	—
Total Principal Amount of Credit Agreements	560,000	170,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	1,060,000	670,000
Less: unamortized deferred financing costs	(10,342)	(3,886)
Carrying amount of long-term debt	1,049,658	666,114
Less: current portion	(65,000)	—
Carrying amount of long-term debt, excluding current portion	$984,658	$666,114
Credit Agreements—On August 5, 2022, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of March 31, 2023, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $355,000 and outstanding letters of credit of $15,645, less the minimum required borrowing base of $58,472, was $155,607. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below) and the 2022 Term Loan (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan matures on August 5, 2024 (the "Term Maturity Date") and is subject to quarterly principal payments on the last business day of each quarter in an amount equal to (i) 12.5% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan exceeds the Term Loan Formula Threshold described below, or (ii) 10.0% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan is equal to or less than the Term Loan Formula Threshold described below. As of March 31, 2023, our quarterly principal payments are equal to 10.0% of the original principal amount of the 2022 Term Loan. The 2022 Term Loan is also subject to certain mandatory prepayment requirements, including with respect to the net cash proceeds from the sale of certain collateral, subject to our rights to reinvest such proceeds, and a percentage of our excess cash flow, to be calculated annually. The Term Loan Formula Threshold is based on a percentage of the appraisal value of eligible intellectual property, eligible machinery and equipment, and the fair market value of eligible real property minus certain reserves. Any outstanding term loans under the 2022 Term Loan will be payable in full on the Term Maturity Date.

Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of March 31, 2023, the margin under the 2022 ABL Revolving Credit Facility was 0.75% for base rate loans and 1.750% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
Borrowings under the 2022 Term Loan bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 2.50% to 3.00% or the sum of Term SOFR plus a credit spread adjustment of 0.10%, plus a margin ranging from 3.50% to 4.00%. The margins vary based on our Term Loan Formula Threshold under the 2022 Term Loan. As of March 31, 2023, the margin under the 2022 Term Loan was 2.50% for base rate loans and 3.50% for Term SOFR loans.
As of March 31, 2023, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan was 7.24%.
We incurred debt issuance costs related to the 2022 ABL Revolving Credit Facility of approximately $6,794 and unamortized debt issuance costs of $785 related to the 2021 ABL Credit Facility were written off during fiscal year 2023. This expense is included in interest expense in the consolidated statements of comprehensive income (loss). The remaining unamortized debt issuance costs of approximately $11,282, including remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility, are being amortized over the term of the 2022 ABL Revolving Credit Facility, and are included within other current and non-current assets.
We incurred debt issuance costs related to the 2022 Term Loan of approximately $10,432. The debt issuance costs associated with the 2022 Term Loan are being amortized to interest expense over 2 years.
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
Rank and guarantees—The 2022 ABL Revolving Credit Facility and 2022 Term Loan obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 4.5% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 4.5% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our 2022 ABL Revolving Credit Facility and 2022 Term Loan or that incur or guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $75,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 4.5% Notes will be released in any of the following circumstances:
•if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary,
•if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”,
•upon defeasance or satisfaction and discharge of the 4.5% Notes, or
•if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2022 ABL Revolving Credit Facility and 2022 Term Loan and all capital markets debt securities

Interest Rate swaps —During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of March 31, 2023, we had the following interest rate swaps outstanding:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$50,000	$(1,087)	4.910%	4.847%	Feb 2026
Non-amortizing swap	25,000	(673)	4.650%	4.698%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. As of March 31, 2023 losses of $1,760 were recorded in accumulated other comprehensive income (loss) related to interest rate swaps. All unrealized gains and losses as shown as of March 31, 2023 will be recognized in the consolidated statements of comprehensive income (loss) in interest expense within the next two fiscal years, at their then-current value. No amounts were reclassified from accumulated other comprehensive income (loss) to interest expense as of March 31, 2023. The liability related to the interest rate swaps is recorded as part of other long-term liabilities.
Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2023:

Fiscal year 2024	$65,000
Fiscal year 2025	140,000
Fiscal year 2026	355,000
Fiscal year 2027	—
Fiscal year 2028	—
Thereafter	500,000
Total	$1,060,000
Covenants
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility and 2022 Term Loan impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. Each of the 2022 ABL Revolving Credit Facility and 2022 Term Loan contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. In addition, as long as the 2022 Term Loan remains outstanding, we also must maintain a maximum consolidated leverage ratio (as defined in the credit agreement) of 3.00:1.00 as of the end of each fiscal quarter. As of March 31, 2023, the consolidated leverage ratio was 1.6. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the spin-off of any line of business of Vista Outdoor or certain of its subsidiaries, including the expected separation of our Outdoor Products segment (the “Planned Separation”), and amendment of each such covenant will require the consent of all lenders under the applicable credit facility in order to permit the Planned Separation. Vista Outdoor anticipates that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid or refinanced in full prior to or upon the consummation of the Planned Separation. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility or 2022 Term Loan, the lenders under the applicable facility may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $155,607 as of March 31, 2023. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.
4.5% Notes—The indenture governing the 4.5% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends, make other distributions, repurchase, or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments.
The 2022 ABL Revolving Credit Facility, the 2022 Term Loan, and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of March 31, 2023, we were in compliance with the covenants of all of our debt agreements.

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
Cash Paid for Interest on Debt—Cash paid for interest totaled $49,343, $25,328, and $28,262 in fiscal years 2023, 2022, and 2021, respectively.
14. Employee Benefit Plans
Defined Benefit Plan
During fiscal year 2023 and 2022, we recognized an aggregate net expense for employee defined benefit plans of $1,525 and $426, respectively. During fiscal year 2021, we recognized an aggregate net benefit for employee defined benefit plans of $86.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plans and accumulated post-retirement benefit obligations ("APBO") for our other post-retirement benefit plans. The weighted average discount rate used to determine the PBO was 4.90% and 3.60% as of March 31, 2023 and 2022, respectively. The increase in the discount rate decreases the PBO and takes into consideration the actual return on the plan assets. The fair value of the plan assets was $143,658 and $171,573 as of March 31, 2023 and 2022, respectively. The benefit obligation was $167,047 and $192,945 as of March 31, 2023 and 2022, respectively. This resulted in an unfunded liability of $23,389 and $21,372 as of March 31, 2023 and 2022, respectively, which is primarily recorded within accrued pension and post-employment benefits liability on the consolidated balance sheets.
Since 2018, participating employee’s benefits continue to grow based on annual interest credits applied to the employee’s cash balance account until the commencement of the employee’s benefit. Prior to the amendments, the benefits under the affected plans were determined by a cash balance formula that provided participating employees with an annual pay credit as a percentage of their eligible pay based on their age and eligible service.
The weighted average interest crediting rate was 4% for fiscal years 2023 and 2022, respectively. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.5% and 5.5% over the long-term within reasonable and prudent levels of risk as of March 31, 2023 and 2022, respectively, and (2) to preserve the real purchasing power of assets to meet future obligations.
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
Employer contributions and distributions—During fiscal year 2023, we made contributions of $0 directly to the pension trust, made contributions of $0 to our other postretirement benefit plans, and made distributions of $0 directly to retirees under our non-qualified supplemental executive retirement plans, respectively. During fiscal year 2022, we made contributions of $1,300 directly to our pension trust, made contributions of $0 to our other postretirement benefit plans, and made distributions of $0 directly to retirees under our non-qualified supplemental executive retirement plans, respectively. During fiscal year 2021, we made contributions of $7,100 directly to our pension trust, made contributions of $0 to our other postretirement benefit plans, and made distributions of $0 directly to retirees under our non-qualified supplemental executive retirement plans, respectively.
Substantially all contributions made to our pension trust were required by local funding requirements. We currently expect to make contributions of $0 during fiscal year 2024. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets, and legislative changes. Actual future pension costs and required funding obligations will be affected by changes to these assumptions.
The following benefit payments, which reflect expected future service, are expected to be paid primarily out of the pension trust:

Fiscal year 2024	$13,921
Fiscal year 2025	14,304
Fiscal year 2026	13,600
Fiscal year 2027	13,196
Fiscal year 2028	12,745
Fiscal years 2029 through 2033	62,682
Defined Contribution Plan
We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the U.S.
Total contributions in fiscal years 2023, 2022, and 2021 were $22,298, $20,462, and $12,909, respectively.
15. Income Taxes
Income before income taxes is as follows:

	Years ended March 31,
	2023	2022	2021
Current:
U.S.	$44,494	$619,464	$259,009
Non-U.S.	6,168	1,494	375
Income before income taxes	$50,662	$620,958	$259,384
Our income tax (provision) benefit consists of:

	Years ended March 31,
	2023	2022	2021
Current:
Federal	$(94,041)	$(107,429)	$15,723
State	(9,263)	(28,119)	(18,684)
Non-US	(324)	(739)	(350)
Deferred:
Federal	42,445	(10,327)	2,668
State	(253)	(1,483)	7,271
Non-US	1,056	365	—
Income tax (provision) benefit	$(60,380)	$(147,732)	$6,628

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years ended March 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal impact	14.2%	3.9%	4.6%
Foreign derived intangible income	(13.1)%	(1.0)%	(1.2)%
Nondeductible goodwill impairment	110.1%	—%	—%
Nondeductible earnouts	(7.5)%	0.2%	—%
Nondeductible loss on divestiture	—%	—%	(0.4)%
Change in tax contingency	(1.4)%	(0.7)%	(3.6)%
Impact of law changes	—%	—%	(4.1)%
Valuation allowance	—%	—%	(19.0)%
Other	(4.1)%	0.4%	0.1%
Effective income tax rate	119.2%	23.8%	(2.6)%
The effective tax rate for the current year is reflective of the federal statutory rate of 21% increased by the nondeductible impairment of goodwill and state taxes, partially offset by the deduction for foreign derived intangible income.
The current year increase in the effective tax rate as compared to the prior year is primarily due to the impact of nondeductible impairment of goodwill.
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as non-current assets or liabilities. As of March 31, 2023 and 2022, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2023	2022
Deferred tax assets:
Inventories	$18,628	$7,178
Retirement benefits	6,228	5,384
Accounts receivable	8,245	6,664
Accruals for employee benefits	9,063	7,917
Other reserves	3,597	3,146
Loss and credit carryforwards	5,368	3,082
Capital loss carryforward	19,390	19,598
Operating lease liabilities	25,922	18,984
Other	9,511	4,926
Total deferred tax assets	105,952	76,879
Valuation allowance	(21,382)	(20,417)
Total net deferred assets	84,570	56,462
Deferred tax liabilities:
Intangible assets	(86,956)	(43,957)
Property, plant, and equipment	(13,970)	(24,571)
Operating lease assets	(24,393)	(17,238)
Total deferred tax liabilities	(125,319)	(85,766)
Net deferred income tax liability	$(40,749)	$(29,304)
As of March 31, 2023, our deferred tax assets were primarily the result of capital loss carryforwards and other deferred tax assets. We have capital loss carryforwards totaling $19,390 as of March 31, 2023, which, if unused, will expire in fiscal year 2025.

As of March 31, 2023, there are federal and state net operating loss and credit carryovers of $5,368, which, if unused, will expire in years March 31, 2024 through March 31, 2044. The carryforwards expiring in fiscal year 2024 are not material.
We have valuation allowances on certain deferred tax assets of $21,382 and $20,417 at March 31, 2023 and 2022, respectively. The increase in valuation allowance from year end 2022 to year end 2023 was primarily due to U.S. state tax attributes.
We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income taxes paid, net of refunds, totaled $43,201 and $139,238 in fiscal years 2023 and 2022, respectively.
We filed amended income tax returns in fiscal year 2021 requesting total refunds of $42,193, as permitted by the CARES Act. These refunds, plus interest, were received in fiscal year 2023.
As of March 31, 2023 and 2022, unrecognized tax benefits, including interest and penalties, that have not been recorded in the financial statements amounted to $28,692 and $24,719, respectively. Of these amounts, inclusive of interest and penalties,$24,419 and $21,139, for fiscal years 2023 and 2022, respectively, would affect the effective tax rate. It is expected that an $8,703 reduction of the liability for unrecognized tax benefits will occur in the next 12 months.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years ended March 31,
	2023	2022	2021
Unrecognized Tax Benefits—beginning of period	$19,455	$18,071	$23,513
Gross increases—tax positions in prior periods	—	304	2,713
Gross decreases—tax positions in prior periods	—	—	—
Gross increases—current-period tax positions	5,258	6,581	2,716
Gross decreases—current-period tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(1,994)	(5,501)	(10,871)
Unrecognized Tax Benefits—end of period	$22,719	$19,455	$18,071
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2023 and 2022, $2,462 and $2,406 of income tax-related interest and $3,509 and $2,856 of penalties were included in accrued income taxes, respectively. As of March 31, 2023, 2022, and 2021, our current tax provision included $2,503, $2,128, and $1,676, respectively, of expense related to interest and penalties.
16. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $180,908. See Note 3, Leases.
As of March 31, 2023, we have known purchase commitments of $175,902 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. We also issued guarantees in the form of standby letters of credit of $15,645 as of March 31, 2023.
Litigation
From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial position, or cash flows.

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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $717 as of March 31, 2023 and $697 as of March 31, 2022.
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
As of March 31, 2023, we maintain an equity incentive plan (the “2020 Vista Outdoor Inc. Stock Incentive Plan” or the “Plan”), which became effective on August 4, 2020. The Plan was established to govern equity awards granted to our employees and directors and provides for awards of incentive stock options, stock appreciation rights, restricted stock and restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. We issue shares from the Plan upon the vesting of performance awards, restricted stock units, grant of restricted stock, or exercise of stock options and the awards are accounted for as equity-based compensation.
As of August 4, 2020, we were authorized to issue up to 3,351,200 common shares under the Plan. As of March 31, 2023, 1,426,813 common shares remain available to be granted.
Performance Based Awards
We currently grant two types of stock-based performance based awards: performance awards and performance awards with a TSR award modifier. The number of shares that could be issued range from 0% to 200% of the participant's target award.
Performance awards are awards in which the number of shares ultimately received depends on performance against specified metrics over a two to three-year performance period. These performance metrics are established on the grant date. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. Performance awards are initially valued at our closing stock price on the date of grant. Stock compensation expense is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share vest at the end of the performance period.
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
We granted 67,169 performance awards during fiscal year 2023. We granted no performance awards with a TSR modifier during fiscal year 2023. There were 1,351,864 performance awards with a TSR modifier shares earned during fiscal year 2023 that were subject to a three-year performance period related to certain performance goals. Based on our performance, participants earned 200% of the performance awards granted to them and the TSR modifier was not applicable.
The weighted average grant date fair value for performance based award grants was $29.66, $37.88, and $27.11 in fiscal years 2023, 2022, and 2021, respectively.
A summary of our performance based awards for fiscal year 2023 is presented below:

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2022	1,041,642	$30.12
Cancelled/forfeited	(189,975)	34.94
Earned (1)	(1,351,864)	26.71
Adjustment for payout (2)	675,932	26.71
Awarded	67,169	29.66
Nonvested as of March 31, 2023	242,904	$35.72
(1) Performance shares are earned and vest at the end of the performance period based on the performance criteria achieved, subject to continued service through the vesting date.
(2) Adjustment equals the difference between performance shares issued at target and the 200% of target shares earned during fiscal year 2023.
As of March 31, 2023, the unamortized compensation expense related to these awards was $3,546, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock Option awards
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms. We recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. There were no stock options granted during fiscal years 2023, 2022, and 2021.
A summary of our stock option activity for fiscal year 2023 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of March 31,2022	368,689	$13.65	6.1	$8,128
Forfeited/expired	(2,159)	16.06
Exercised	(321,260)	13.04
Outstanding and exercisable as of March 31,2023	45,270	$17.86	4.1	$536
There were 321,260, 28,921, and 92,604 options exercised during fiscal years 2023, 2022, and 2021, respectively. The total intrinsic value of options exercised during fiscal years 2023, 2022, and 2021 was $4,828, $1,102, and $1,896, respectively. Cash received from options exercised during fiscal years 2023, 2022, and 2021 was $4,213, $533, and $1,386, respectively.
As of March 31, 2023, there was no unrecognized compensation cost related to stock option awards.

Restricted Stock Units
Restricted stock units granted to certain key employees and non-employee directors totaled 378,938 shares in fiscal year 2023. The weighted average grant date fair value of restricted stock units granted was $27.82, $34.58, and $17.31 in fiscal years 2023, 2022, and 2021, respectively. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.
A summary of our restricted stock unit award activity for fiscal year 2023 is presented below.

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2022	890,573	$22.56
Granted	378,938	27.82
Vested	(437,371)	18.01
Forfeited	(91,117)	28.74
Nonvested as of March 31, 2023	741,023	$27.43
As of March 31, 2023, the total unrecognized compensation cost related to non-vested restricted stock units was $13,878 and is expected to be realized over a weighted average period of 1.9 years.
Total pre-tax stock-based compensation expense of $28,119, $27,407, and $13,303 was recognized during fiscal years 2023, 2022, and 2021, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income (loss) for share-based compensation was $6,020, $4,882, and $2,673 during fiscal years 2023, 2022, and 2021, respectively.
Share Repurchases
Repurchases of shares during fiscal years 2023, 2022, and 2021 were 0, 2,981, 0, respectively. See Part II, Item 5 of this Annual Report, for details on our share repurchase programs.
18. Operating Segment Information
As of March 31, 2023, we had eight operating segments which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Our Ammunition operating segment is in its own reportable segment which has been named Sporting Products. We aggregate our Outdoor Accessories, Sports Protection, Outdoor Cooking, Hydration, Golf, Fishing, and Cycling operating segments into the Outdoor Products reportable segment. The operating segments aggregating into our Outdoor Products reportable segment rely primarily on international suppliers to manufacture the products they sell, which impacts their economic characteristics in a similar manner. These operating segments also share other commonalities or risks, such as technology or intellectual property sharing, common regulated environments, similar input cost risks, and nature of their products. Consumers of the products in these operating segments are typically looking to upgrade or replace their products in a similar time frame.
Our CODM relies on internal management reporting that analyzes our operating segment's operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability.
No customer contributed more than 10% of sales during fiscal years 2023, 2022, and 2021.
Our sales to foreign customers were $530,197, $435,175, and $319,568 in fiscal years 2023, 2022, and 2021, respectively. During fiscal year 2023, approximately 26% of these sales were in Sporting Products and 74% were in Outdoor Products. Sales to no individual country outside the U.S. accounted for more than 5% of our sales in fiscal years 2023, 2022, and 2021.

The following table contains information used to evaluate our operating segments for the periods presented below:

	Year ended March 31, 2023
	Sporting Products	Outdoor Products	Corporate and other reconciling items (a)	Total
Sales, net	$1,757,932	$1,321,875	$—	$3,079,807
Gross profit	653,516	386,914	(9,533)	1,030,897

Operating income	$552,232	$62,423	$(506,800)	$107,855
Other income, net				2,124
Interest expense, net				(59,317)
Income before income taxes				$50,662

Capital expenditures	$25,886	$13,207	$2,407	$41,500
Depreciation and amortization	25,087	62,829	4,173	92,089

	Fiscal year ended March 31, 2022
	Sporting Products	Outdoor Products	Corporate and other reconciling items (a)	Total
Sales, net	$1,737,891	$1,306,730	$—	$3,044,621
Gross profit	712,160	399,447	(2,375)	1,109,232

Operating income	$600,415	$164,494	$(118,687)	$646,222
Interest expense, net				(25,264)
Income before income taxes				$620,958

Capital expenditures	$25,637	$12,890	$3,907	$42,434
Depreciation and amortization	25,602	42,027	4,711	72,340

	Year ended March 31, 2021
	Sporting Products	Outdoor Products	Corporate and other reconciling items (a)	Total
Sales, net	$1,119,754	$1,105,768	$—	$2,225,522
Gross profit	312,230	321,423	(693)	632,960

Operating income	$222,713	$137,942	$(69,226)	$291,429
Loss on extinguishment of debt				(6,471)
Interest expense, net				(25,574)
Income before income taxes				$259,384

Capital expenditures	$14,209	$10,942	$4,096	$29,247
Depreciation and amortization	23,292	37,935	3,883	65,110
(a) Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment operating income.
Reconciling items in fiscal year 2023 included goodwill and intangibles impairment of $374,355, inventory fair value step-up expenses related to the Fox Racing and Simms acquisitions of $8,079, restructuring expense of $11,620, transition expense of $2,941, post-acquisition compensation expense of $11,130 allocated from the businesses acquired, and non-cash income for the change in the estimated fair value of the contingent consideration payable of $27,510 related to acquisitions.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal year 2023, we acquired certain assets of Fox Racing, which is being integrated into our Outdoor Products segment. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into our business and to augment our company-wide controls to reflect the risks inherent in this acquisition. There were no other changes in our internal control over financial reporting during fiscal year 2023 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has excluded from its assessment the internal control over financial reporting at Fox, which we acquired during the second quarter of fiscal year 2023, and constitutes net loss of $18,857, 14.7% of total assets, and 5.9% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2023.
Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2023.
Our internal control over financial reporting as of March 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary L. McArthur	/s/ Andrew Keegan
Gary L. McArthur	Andrew Keegan
Interim Chief Executive Officer	Interim Chief Financial Officer

May 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Vista Outdoor Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 25, 2023, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Fox Racing, which was acquired during the second quarter of fiscal year 2023, and whose financial statements constitute a net loss of $18.9M, 14.7% of total assets and 5.9% of net sales of the consolidated financial statement amounts, as of and for the year ended March 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Fox Racing.
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
May 25, 2023

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors and under the heading The Vista Outdoor Board of Directors in the section entitled Corporate Governance at Vista Outdoor in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal year 2023 (the "2023 Proxy Statement"). Information regarding our executive officers incorporated by reference from the section entitled Corporate Governance at Vista Outdoor under the heading Information About Our Executive Officers to be included in the 2023 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Code of Business Ethics to be included in the 2023 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee to be included in the 2023 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Compensation Discussion and Analysis, Named Executive Officer Compensation Tables, and Compensation Committee Report to be included in the 2023 Proxy Statement.
Information regarding compensation of our directors is incorporated by reference from the section entitled Director Compensation to be included in the 2023 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Compensation Committee Interlocks and Insider Participation to be included in the 2023 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Security Ownership of Directors and Executive Officers to be included in the 2023 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled Securities Authorized for Issuance Under Equity Compensation Plans to be included in the 2023 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions to be included in the 2023 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Director Independence to be included in the 2023 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm to be included in the 2023 Proxy Statement.
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

2.2	+
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

2.3	+
Share Purchase Agreement, dated as of June 30, 2022, by and among Fox Parent Holdings, LLC, Fox (Parent) Holdings, Inc., Vista Outdoor Operations LLC and Vista Outdoor Inc. (solely in its capacity as a guarantor) (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2022).

2.4	+
Agreement and Plan of Merger, dated as of July 22, 2022, by and among Vista Outdoor Operations LLC, Trophy Merger Sub, LLC, Simms Fishing Products LLC, Shareholder Representative Services LLC, as the Equity holder Representative and Vista Outdoor Inc. (solely in its capacity as a guarantor) (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2022).

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

3.3		Vista Outdoor Amended and Restated Bylaws (Exhibit 3.2 to Vista Outdoor's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2023).
4.1		Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
4.2		Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).
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

10.5	# *	Vista Outdoor Inc. Defined Contribution Supplemental Executive Retirement Plan. (Amended and Restated effective July 31, 2017 and First Amendment thereto effective November 11, 2020).
10.6	#
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

10.14	#	Vista Outdoor Inc. 2014 Stock Incentive Plan. (Exhibit 4.3 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 9, 2015).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
10.15	#	Vista Outdoor Inc. Employee Stock Purchase Plan (Exhibit 4.1 to Vista Outdoor Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 2016).
10.16	#	Vista Outdoor Inc. 2020 Stock Incentive Plan (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2020).
10.17
Asset-Based Revolving Credit Agreement dated as of August 5, 2022 among Vista Outdoor Inc., the additional borrowers from time to time party thereto, each lender from time to time party thereto, each L/C issuer from time to time party thereto and Capital One, National Association, as administrative agent (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2022).

10.18
Term Loan Credit Agreement dated as of August 5, 2022, among Vista Outdoor Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2022).

10.19	#
Restricted Stock Unit Retention Award Agreement, dated January 5, 2023, by and between Vista Outdoor Inc. and Mark Kowalski (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2023).

10.20	#
General Release and Resignation Agreement, dated as of February 1, 2023, between Vista Outdoor Inc. and Christopher T. Metz (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2023).

10.21	#
General Release and Separation Agreement, dated as of February 20, 2023, by and between Vista Outdoor Inc. and Dylan S. Ramsey (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2023).

10.22	#
Retirement Agreement, dated as of February 27, 2023, between Vista Outdoor Inc. and Tig H. Krekel (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2023).

10.23	#
Compensation Letter, dated March 31, 2023, by and between Vista Outdoor Inc. and Jason Vanderbrink (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2023).

10.24	#	Compensation Letter with Gary McArthur, dated May 1, 2023 (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2023).
21	*	Subsidiaries of the Registrant as of March 31, 2022.
23	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

VISTA OUTDOOR INC.
Date: May 25, 2023	By:	/s/ Andrew Keegan
	Name:	Andrew Keegan
	Title:	Interim Chief Financial Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 25, 2023.

Signature	Title

/s/ Gary L. McArthur
Gary L. McArthur	Interim Chief Executive Officer (principal executive officer)
/s/ Andrew Keegan
Andrew Keegan	Interim Chief Financial Officer (principal financial officer)
/s/ Mark R. Kowalski
Mark R. Kowalski	Controller and Chief Accounting Officer (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Chairman of the Board of Directors and Director
/s/ Frances Philip
Frances Philip	Director
/s/ Mark A. Gottfredson
Mark A. Gottfredson	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director
/s/ Michael Robinson
Michael Robinson	Director
/s/ Lynn Utter
Lynn Utter	Director
/s/ Bruce Grooms
Bruce Grooms	Director
/s/ Gerard Gibbons
Gerard Gibbons	Director