Form 10-Q
period 2023-06-25
Vista Outdoor Inc.
filed 2023-07-27
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2023, there were 58,004,682 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	June 25, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$63,163	$86,208
Net receivables	391,464	339,373
Net inventories	710,020	709,897
Other current assets	53,461	60,636
Total current assets	1,218,108	1,196,114
Net property, plant, and equipment	221,137	228,247
Operating lease assets	107,318	106,828
Goodwill	465,709	465,709
Net intangible assets	720,528	733,176
Deferred charges and other non-current assets, net	76,925	68,808
Total assets	$2,809,725	$2,798,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$65,000
Accounts payable	156,337	136,556
Accrued compensation	46,186	60,719
Accrued income taxes	21,516	6,676
Federal excise, use, and other taxes	35,592	38,543
Other current liabilities	162,370	146,377
Total current liabilities	522,001	453,871
Long-term debt	886,005	984,658
Deferred income tax liabilities	41,994	40,749
Long-term operating lease liabilities	103,820	103,313
Accrued pension and postemployment benefits	24,717	25,114
Other long-term liabilities	51,186	59,384
Total liabilities	1,629,723	1,667,089
Commitments and contingencies (Notes 12 and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 57,997,650 shares as of June 25, 2023 and 57,085,756 shares as of March 31, 2023	579	570
Additional paid-in capital	1,656,558	1,711,155
Accumulated deficit	(172,428)	(230,528)
Accumulated other comprehensive loss	(78,002)	(80,802)
Common stock in treasury, at cost — 5,966,789 shares held as of June 25, 2023 and 6,878,683 shares held as of March 31, 2023	(226,705)	(268,602)
Total stockholders' equity	1,180,002	1,131,793
Total liabilities and stockholders' equity	$2,809,725	$2,798,882
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
(Amounts in thousands except per share data)	June 25, 2023	June 26, 2022
Sales, net	$693,333	$802,612
Cost of sales	466,576	509,142
Gross profit	226,757	293,470
Operating expenses:
Research and development	12,080	7,897
Selling, general, and administrative	122,491	113,148
Operating income	92,186	172,425
Other expense, net (Note 5)	(541)	—
Interest expense, net	(16,218)	(6,310)
Income before income taxes	75,427	166,115
Income tax provision	(17,327)	(40,100)
Net income	$58,100	$126,015
Earnings per common share:
Basic	$1.01	$2.23
Diluted	$0.99	$2.16
Weighted-average number of common shares outstanding:
Basic	57,455	56,486
Diluted	58,541	58,381

Net income (from above)	$58,100	$126,015
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(176) for the three months ended June 25, 2023 and $(221) for the three months ended June 26, 2022	562	694
Change in derivatives, net of tax (expense) benefit of $(493) for the three months ended June 25, 2023 and $690 for the three months ended June 26, 2022	1,574	9
Change in cumulative translation adjustment, net of tax (expense) of $0 for the three months ended June 25, 2023 and $(167) for the three months ended June 26, 2022	664	(473)
Total other comprehensive income	2,800	230
Comprehensive income	$60,900	$126,245
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(Amounts in thousands)	June 25, 2023	June 26, 2022
Operating Activities:
Net income	$58,100	$126,015
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	12,220	11,280
Amortization of intangible assets	12,707	8,036
Amortization of deferred financing costs	2,078	353
Change in fair value of contingent consideration	—	(112)
Deferred income taxes	576	163
Gain on foreign exchange	(1,272)	—
(Gain)/loss on disposal of property, plant, and equipment	(59)	139
Share-based compensation	3,307	7,257
Changes in assets and liabilities:
Net receivables	(51,915)	(73,105)
Net inventories	(6,117)	(29,504)
Accounts payable	21,850	33,468
Accrued compensation	(14,546)	(36,347)
Accrued income taxes	16,231	39,342
Federal excise, use, and other taxes	(2,951)	5,292
Pension and other postretirement benefits	341	341
Other assets and liabilities	23,151	14,959
Cash provided by operating activities	73,701	107,577
Investing Activities:
Capital expenditures	(7,616)	(4,910)
Proceeds from the disposition of property, plant, and equipment	129	43
Cash used for investing activities	(7,487)	(4,867)
Financing Activities:
Proceeds from credit facility	30,000	15,000
Repayments of credit facility	(95,000)	(95,000)
Debt issuance costs	(31)	—
Payments on long-term debt	(90)	—
Payments made for contingent consideration	(8,585)	—
Proceeds from exercise of stock options	39	147
Payment of employee taxes related to vested stock awards	(16,024)	(8,923)
Cash used in financing activities	(89,691)	(88,776)
Effect of foreign exchange rate fluctuations on cash	432	94
Increase (decrease) in cash and cash equivalents	(23,045)	14,028
Cash and cash equivalents at beginning of period	86,208	22,584
Cash and cash equivalents at end of period	$63,163	$36,612
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$2,313	$1,701
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2023	57,085,756	$570	$1,711,155	$(230,528)	$(80,802)	$(268,602)	$1,131,793
Comprehensive income	—	—	—	58,100	2,800	—	60,900
Exercise of stock options	2,410	—	(55)	—	—	94	39
Share-based compensation	—	—	3,307	—	—	—	3,307
Restricted stock vested and shares withheld	901,094	—	(57,520)	—	—	41,483	(16,037)
Other	8,390	9	(329)	—	—	320	—
Balance, June 25, 2023	57,997,650	$579	$1,656,558	$(172,428)	$(78,002)	$(226,705)	$1,180,002

Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
Comprehensive income	—	—	—	126,015	230	—	126,245
Exercise of stock options	9,150	—	(212)	—	—	359	147
Share-based compensation	—	—	7,257	—	—	—	7,257
Restricted stock vested and shares withheld	413,089	—	(25,892)	—	—	17,156	(8,736)
Treasury shares purchased	—	—	—	—	—	—	—
Other	8,387	5	(321)	—	—	316	—
Balance, June 26, 2022	56,524,082	$565	$1,711,759	$(94,795)	$(76,449)	$(291,768)	$1,249,312
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended June 25, 2023
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
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Management is responsible for the unaudited condensed consolidated financial statements included in this report, which in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods and dates presented. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“fiscal year 2023”), which was filed with the SEC on May 25, 2023.
Change in Presentation—In connection with our preparation of the condensed consolidated financial statements for the three months ended June 25, 2023, we changed the presentation of "Earnings before interest and income taxes" to "Operating income" within the consolidated statements of comprehensive income. This correction did not affect previously reported net income and is immaterial to the previously issued financial statements.
New Accounting Pronouncements—Our accounting policies are described in Note 1 of the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal year 2023, which was filed with the SEC on May 25, 2023. Such significant accounting policies are applicable for periods prior to the following new accounting standards.
Accounting Standards Adopted During this Fiscal Year—In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with the exception for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The guidance should be applied retrospectively, except for the amendment on roll-forward information, which should be applied prospectively. This ASU was effective for us in the first quarter of fiscal year 2024, with the exception of the amendment on roll-forward information, which will be effective for us in our Form 10-K for fiscal year 2025. We adopted this ASU during the first quarter of fiscal 2024 and the adoption did not have an impact on our condensed consolidated financial statement disclosures.
2. Fair Value of Financial Instruments
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
Derivative Financial Instruments
Hedging instruments (See Note 5, Derivative Financial Instruments) and ( Note 12, Long-term Debt) are re-measured on a recurring basis using broker quotes, daily market foreign currency rates and interest rate curves as applicable and are therefore categorized within Level 2 of the fair value hierarchy.
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-

out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the condensed consolidated statements of comprehensive income. As of June 25, 2023, the estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier, and Fox Racing are $5,769, and $5,920 and $0, respectively. Cash payouts during the quarter related to our Fox Racing and QuietKat liabilities. See Note 4, Acquisitions, for additional information regarding the Fox Racing acquisition.
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	June 25, 2023	March 31, 2023
Other current liabilities	$8,604	$8,586
Other long-term liabilities	3,085	11,688
Total	$11,689	$20,274
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2023:

Balance, March 31, 2023	$20,274
Payments made	(8,585)
Balance, June 25, 2023	$11,689
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of June 25, 2023 and March 31, 2023 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of June 25, 2023 and March 31, 2023 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	June 25, 2023		March 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$410,000	$500,000	$404,000
Variable-rate debt (2)	494,910	494,910	560,000	560,000
(1) Fixed rate debt —In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes which will mature on March 15, 2029. These notes are unsecured and senior obligations. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 12, Long-term Debt, for additional information on long-term debt, including certain risks and uncertainties.
(2) Variable rate debt— The carrying value of the amounts outstanding under our 2022 ABL Revolving Credit Facility and 2022 Term Loan approximates the fair value because the interest rates are variable and reflective of market rates as of June 25, 2023. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 12, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Caption	June 25, 2023	March 31, 2023
Assets:
Operating lease assets	Operating lease assets	$107,318	$106,828

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$15,898	$16,351
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	103,820	103,313
Total lease liabilities		$119,718	$119,664
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended
	June 25, 2023	June 26, 2022
Fixed operating lease costs (1)	$7,101	$5,805
Variable operating lease costs	1,210	463
Operating and sub-lease income	(192)	(151)
Net Lease costs	$8,119	$6,117
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	June 25, 2023	March 31, 2023
Weighted Average Remaining Lease Term (Years):
Operating leases	9.60	9.71

Weighted Average Discount Rate:
Operating leases	8.40%	8.43%

The approximate minimum lease payments under non-cancelable operating leases as of June 25, 2023 are as follows:

Remainder of fiscal year 2024	$19,525
Fiscal year 2025	20,407
Fiscal year 2026	18,505
Fiscal year 2027	16,997
Fiscal year 2028	15,770
Thereafter	88,666
Total lease payments	179,870
Less imputed interest	(60,152)
Present value of lease liabilities	$119,718
Supplemental cash flow information related to leases is as follows:

	Three months ended
	June 25, 2023	June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,707	$4,782
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	2,370	432
4. Acquisitions
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products (Simms), a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The results of this business are reported within the Outdoor Recreation operating segment and the Outdoor Products reportable segment.
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), a leader in motocross industry and a growing brand in the mountain bike category. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The results of this business are reported within the Sports Protection operating segment and the Outdoor Products reportable segment.
5. Derivative Financial Instruments
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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of June 25, 2023, we had outstanding lead forward contracts on approximately 4.3 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
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

Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. As of June 25, 2023, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $29,641. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
As of June 25, 2023, net losses of $2,276 have been recorded in accumulated other comprehensive loss related to our foreign currency forward contracts. Of this amount, during the three months ended June 25, 2023, net losses of $400 and $679, were reclassified from accumulated other comprehensive loss and recognized in cost of sales and other income, respectively. Unrealized net gains of $918 and $0 were recorded for the three months ended June 25, 2023 and June 26, 2022, respectively. All unrealized gains and losses as of June 25, 2023 will be reclassified into earnings from other comprehensive income within the next twelve months at their then-current value. The net liability fair value related to the foreign forward contracts as of June 25, 2023 and March 31, 2023 of $2,449 and $3,252 is recorded as part of other current liabilities, respectively.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We have also used non-designated hedges to hedge a portion of U.S. subsidiary sales that are recorded in Canadian Dollars. These contracts generally mature within 12 months from inception. As of June 25, 2023, the notional amounts of our foreign currency forward contracts not designated as cash flow hedge instruments were approximately $531.
Net loss related to these foreign contracts of $15 and $0 for the three months ended June 25, 2023 and June 26, 2022, respectively, were recognized in the condensed consolidated statement of comprehensive income, as part of other income. As of June 25, 2023, the fair value of the foreign exchange forward contracts is immaterial and is recorded as part of other current assets. In addition, during the three months ended June 25, 2023 and June 26, 2022,we recorded net foreign currency translation gains of $239 and $0, respectively.
See Note 12, Long-term Debt, for additional information on our interest rate swap contracts.
6. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Three months ended
	June 25, 2023			June 26, 2022
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$376,593	$—	$376,593	$510,626	$—	$510,626
Outdoor Accessories (2)	—	53,356	53,356	—	71,196	71,196
Action Sports (3)	—	116,394	116,394	—	90,058	90,058
Outdoor Recreation (4)	—	146,990	146,990	—	130,732	130,732
Total	$376,593	$316,740	$693,333	$510,626	$291,986	$802,612

Geographic Region:
United States	$343,774	$228,728	$572,502	$481,078	$202,456	$683,534
Rest of the World	32,819	88,012	120,831	29,548	89,530	119,078
Total	$376,593	$316,740	$693,333	$510,626	$291,986	$802,612
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories operating segment.
(3) Action Sports includes the operating segments: Sports Protection and Cycling.
(4) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, Golf, Fishing and our Stone Glacier business.

We sell our products in the U.S. and internationally. A majority of our sales are concentrated in the U.S. See Note 16, Operating Segment Information for information on international revenues.
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

In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended
(Amounts in thousands except per share data)	June 25, 2023	June 26, 2022
Numerator:
Net income	$58,100	$126,015
Denominator:
Weighted-average number of common shares outstanding basic:	57,455	56,486
Dilutive effect of share-based awards (1)	1,086	1,895
Diluted shares	58,541	58,381
Earnings per common share:
Basic	$1.01	$2.23
Diluted	$0.99	$2.16
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock were 109 for the three months ended June 25, 2023 and 3 for the three months ended June 26, 2022.
8. Receivables
Our trade accounts receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	June 25, 2023	March 31, 2023
Trade receivables	$397,979	$349,424
Other receivables	13,730	8,899
Less: allowance for estimated credit losses and discounts	(20,245)	(18,950)
Net receivables	$391,464	$339,373
Walmart represented 15% and 10% of our total trade receivables balance as of June 25, 2023 and March 31, 2023, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses for the quarter ended June 25, 2023:

Balance, March 31, 2023	$18,950
Provision for credit losses	1,421
Write-off of uncollectible amounts, net of recoveries	(126)
Balance, June 25, 2023	$20,245

9. Inventories
Current net inventories consist of the following:

	June 25, 2023	March 31, 2023
Raw materials	$207,007	$199,225
Work in process	63,721	63,652
Finished goods	439,292	447,020
Net inventories	$710,020	$709,897
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $51,919 and $45,929 as of June 25, 2023 and March 31, 2023, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	June 25, 2023	March 31, 2023
Derivatives	$(1,969)	$(3,543)
Pension and other postretirement benefits liabilities	(70,887)	(71,449)
Cumulative translation adjustment	(5,146)	(5,810)
Total AOCL	$(78,002)	$(80,802)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation, net of income tax:

	Three months ended June 25, 2023
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(3,543)	$(71,449)	$(5,810)	$(80,802)
Change in fair value of derivatives	763	—	—	763
Net losses reclassified from AOCL	811	—	—	811
Net actuarial losses reclassified from AOCL (1)	—	562	—	562
Net change in cumulative translation adjustment	—	—	664	664
Ending balance in AOCL	$(1,969)	$(70,887)	$(5,146)	$(78,002)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented.

	Three months ended June 26, 2022
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	75	—	—	75
Net (gains) reclassified from AOCL	(66)	—	—	(66)
Net actuarial losses reclassified from AOCL (1)	—	694	—	694
Net change in cumulative translation adjustment	—	—	(473)	(473)
Ending balance in AOCL	$(347)	$(70,381)	$(5,721)	$(76,449)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 13, Employee Benefit Plans.

11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2023	$86,105	$379,604	$465,709
Balance, June 25, 2023	$86,105	$379,604	$465,709
Intangible assets by major asset class consisted of the following:

	June 25, 2023			March 31, 2023
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(32,622)	$81,293	$113,915	$(30,848)	$83,067
Patented technology	36,854	(17,047)	19,807	36,854	(16,313)	20,541
Customer relationships and other	530,402	(161,577)	368,825	530,237	(151,272)	378,965
Total	681,171	(211,246)	469,925	681,006	(198,433)	482,573
Non-amortizing trade names	250,603	—	250,603	250,603	—	250,603
Net intangible assets	$931,774	$(211,246)	$720,528	$931,609	$(198,433)	$733,176
The net increase in gross intangible assets during the first quarter of fiscal year 2024 was due to the impact of foreign exchange rates. Amortization expense was $12,707 and $8,036 for the three months ended June 25, 2023 and June 26, 2022, respectively.
As of June 25, 2023, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2024	$37,953
Fiscal year 2025	50,586
Fiscal year 2026	47,577
Fiscal year 2027	46,127
Fiscal year 2028	40,957
Thereafter	246,725
Total	$469,925
12. Long-term Debt

Long-term debt consisted of the following:	June 25, 2023	March 31, 2023
2022 ABL Revolving Credit Facility	$290,000	$355,000
2022 Term Loan	204,910	205,000
Total Principal Amount of Credit Agreements	494,910	560,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	994,910	1,060,000
Less: unamortized deferred financing costs related to term loans	(8,905)	(10,342)
Carrying amount of long-term debt	986,005	1,049,658
Less: current portion	(100,000)	(65,000)
Carrying amount of long-term debt, excluding current portion	$886,005	$984,658
Credit Agreements—On August 5, 2022, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of

June 25, 2023, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $290,000 and outstanding letters of credit of $14,878, less the minimum required borrowing base of $57,000, was $199,981. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below) and the 2022 Term Loan (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan matures on August 5, 2024 (the "Term Maturity Date") and is subject to quarterly principal payments on the last business day of each quarter in an amount equal to (i) 12.5% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan exceeds the Term Loan Formula Threshold described below, or (ii) 10.0% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan is equal to or less than the Term Loan Formula Threshold described below. As of June 25, 2023, our quarterly principal payments are equal to 10.0% of the original principal amount of the 2022 Term Loan. The 2022 Term Loan is also subject to certain mandatory prepayment requirements, including with respect to the net cash proceeds from the sale of certain collateral, subject to our rights to reinvest such proceeds, and a percentage of our excess cash flow, to be calculated annually. The Term Loan Formula Threshold is based on a percentage of the appraisal value of eligible intellectual property, eligible machinery and equipment, and the fair market value of eligible real property minus certain reserves. Any outstanding term loans under the 2022 Term Loan will be payable in full on the Term Maturity Date.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of June 25, 2023, the margin under the 2022 ABL Revolving Credit Facility was 0.75% for base rate loans and 1.75% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
Borrowings under the 2022 Term Loan bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 2.50% to 3.00% or the sum of Term SOFR plus a credit spread adjustment of 0.10%, plus a margin ranging from 3.50% to 4.00%. The margins vary based on our Term Loan Formula Threshold under the 2022 Term Loan. As of June 25, 2023, the margin under the 2022 Term Loan was 2.50% for base rate loans and 3.50% for Term SOFR loans.
As of June 25, 2023, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan was 7.57%.
We incurred debt issuance costs related to the 2022 ABL Revolving Credit Facility of approximately $6,818. Debt issuance costs of approximately $11,305, including remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility, are included within other current and non-current assets and being amortized over the term of the 2022 ABL Revolving Credit Facility to interest expense.
We incurred debt issuance costs related to the 2022 Term Loan of approximately $10,444. The debt issuance costs associated with the 2022 Term Loan are being amortized to interest expense over 2 years.
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
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of June 25, 2023, we had the following interest rate swaps outstanding:

@	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$50,000	$(297)	4.910%	4.847%	Feb 2026
Non-amortizing swap	25,000	(266)	4.650%	4.698%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. As of June 25, 2023, losses of $563 were recorded in accumulated other comprehensive loss related to interest rate swaps. During the three months ended June 25, 2023, we recognized net gains of $74 in interest expense related to the interest rate swap contract. All unrealized gains and losses as shown as of June 25, 2023 will be recognized in the condensed consolidated statements of comprehensive income in interest expense within the next two fiscal years, at their then-current value. The liability related to the interest rate swaps is recorded as part of other long-term liabilities.
Covenants
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility and 2022 Term Loan impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. Each of the 2022 ABL Revolving Credit Facility and 2022 Term Loan contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. In addition, as long as the 2022 Term Loan remains outstanding, we also must maintain a maximum consolidated leverage ratio (as defined in the credit agreement) of 3.00:1.00 as of the end of each fiscal quarter. As of June 25, 2023, the consolidated leverage ratio was 1.74. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the spin-off of any line of business of Vista Outdoor or certain of its subsidiaries, including the expected separation of our Outdoor Products segment (the “Planned Separation”), and amendment of each such covenant will require the consent of all lenders under the applicable credit facility in order to permit the Planned Separation. Vista Outdoor anticipates that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid or refinanced in full prior to or upon the consummation of the Planned Separation. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility or 2022 Term Loan, the lenders under the applicable facility may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $199,981 as of June 25, 2023. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.

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
The 2022 ABL Revolving Credit Facility, the 2022 Term Loan, and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of June 25, 2023, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility and 2022 Term Loan may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility and 2022 Term Loan, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt
Cash paid for interest on debt, for the three months ended June 25, 2023 and June 26, 2022 totaled $9,814 and $11,800, respectively.
13. Employee Benefit Plans
We recognized an aggregate net loss of $237 and $381 for employee defined benefit plans during the three months ended June 25, 2023 and June 26, 2022, respectively.
Employer contributions and distributions—We made contributions of $0 and $0 to our pension trust during the three months ended June 25, 2023 and June 26, 2022, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2024.
For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under our non-qualified supplemental executive retirement plan. No additional contributions are required and we are not expecting to make any contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans for the remainder of fiscal year 2024.
14. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the prior year.
The income tax provisions for the three months ended June 25, 2023 and June 26, 2022 represent effective tax rates of 23.0% and 24.1%, respectively. The decrease in the effective tax rate from the prior year three month period is primarily driven by an increase in the research and development tax credit and an increase in the deduction for Foreign Derived Intangible Income (FDII).

The effective tax rate for the three months ended June 25, 2023 and June 26, 2022 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions and partially offset by the deduction for FDII and research and development tax credit.
Income taxes paid, net of refunds, totaled $251 and $509 for the three months ended June 25, 2023 and June 26, 2022, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $30,082 and $28,692 as of June 25, 2023 and March 31, 2023, respectively. Although the timing and outcome of income tax audit settlements are uncertain, it is expected that a $9,804 reduction of the liability for uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $8,891.
15. Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $179,870. See Note 3, Leases.

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
Certain of our former subsidiaries have been identified as a potentially responsible party ("PRPs" or "PRP"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $700 and $717 as of June 25, 2023 and March 31, 2023, respectively.
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
16. Operating Segment Information
As of June 25, 2023, we had eight operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Our Ammunition operating segment is in its own reportable segment which has been named Sporting Products. We aggregate our Outdoor Accessories, Sports Protection, Outdoor Cooking, Hydration, Golf, Fishing, and Cycling operating segments into the Outdoor Products reportable segment. The operating segments aggregating into our Outdoor Products reportable segment rely primarily on international suppliers to manufacture the products they sell, which impacts their economic characteristics in a similar manner. These operating segments also share other commonalities or risks, such as technology or intellectual property sharing, common regulated environments, similar input cost risks, and nature of their products. Consumers of the products in these operating segments are typically looking to upgrade or replace their products in a similar time frame.
Our CODM relies on internal management reporting that analyzes our operating segment's operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability.
Our Sporting Products and Outdoor Products reportable segments generated approximately 54% and 46%, respectively, of our external sales in the three months ended June 25, 2023.
No single customer contributed more than 10% of our sales in the three months ended June 25, 2023 and June 26, 2022.

The following tables contain information utilized by management to evaluate our operating segments for the periods presented:

	Three months ended June 25, 2023
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$376,593	$316,740	$—	$693,333
Gross profit	131,903	94,854	—	226,757

Operating income	$108,464	$6,524	$(22,802)	$92,186
Other expense, net				(541)
Interest expense, net				(16,218)
Income before income taxes				$75,427

Depreciation and amortization	$6,399	$17,578	$950	$24,927

	Three months ended June 26, 2022
	Sporting Products	Outdoor Products	(a) Corporate and other reconciling items	Total
Sales, net	$510,626	$291,986	$—	$802,612
Gross Profit	200,962	92,508	—	293,470

Operating income	$176,086	$27,686	$(31,347)	$172,425
Interest expense, net				(6,310)
Income before income taxes				$166,115

Depreciation and amortization	$6,382	$11,807	$1,127	$19,316
(a) Reconciling items for the three months ended June 25, 2023 included post-acquisition compensation expense of $1,405. Reconciling items for the three months ended June 26, 2022 included post-acquisition compensation expense $4,332, and contingent consideration fair value adjustment of $112.
Sales, net, exclude all intercompany sales between Sporting Products and Outdoor Products, which were not material for the three months ended June 25, 2023 and June 26, 2022.

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
•Our association with the firearms industry;
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

•Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions;
•foreign currency exchange rates and fluctuations in those rates;
•general economic and business conditions in the United States and our markets outside the United States, including as a result of the war in Ukraine and the imposition of sanctions on Russia, the COVID-19 pandemic or another pandemic, conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers; and
•risks related to the separation of our Outdoor Products and Sporting Products segments, including that the process of exploring the transaction and potentially completing the transaction could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition, that the transaction may not achieve some or all of any anticipated benefits with respect to either business and that the transaction may not be completed in accordance with our expected plans or anticipated timelines, or at all.
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal year 2023 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Business and Products
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. Our portfolio of 41 brands are well known market leaders in their respective product categories.
We operate through two reportable segments: Sporting Products and Outdoor Products. Information regarding our segments is further discussed below and in Note 16, Operating Segment Information, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
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
Our Sporting Products segment generated approximately 54% of our external sales for the three months ended June 25, 2023. The product lines within our Sporting Products segment are focused on the following categories:
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
Our Outdoor Products segment generated approximately 46% of our external sales for the three months ended June 25, 2023. The product lines within our Outdoor Products segment are focused on the following categories:
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
Planned Separation of Outdoor Products and Sporting Products
On May 5, 2022, we announced that our Board of Directors unanimously approved preparations for the separation of our Outdoor Products and Sporting Products reportable segments into two independent, publicly-traded companies (the “Planned Separation”). We anticipate that the transaction will be in the form of a distribution to our shareholders of 100% of the stock of Outdoor Products, which will become a new, independent publicly traded company. The distribution is intended to be tax-free to U.S. shareholders for U.S. federal income tax purposes. We currently expect to be ready to complete the transaction in calendar year 2023, subject to final approval by our Board of Directors, a Form 10 registration statement being declared effective by the SEC, regulatory approvals and satisfaction of other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
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

Financial highlights and notable events for the three months ended June 25, 2023 included the following:
•Net sales decreased $109,279, or 13.6%, over the comparable quarter last year.
◦ Sporting Products net sales decreased $134,033, or 26.2%.
◦ Outdoor Products net sales increased $24,754, or 8.5%.
•Gross profit decreased $66,713, or 22.7%, as compared to the comparable quarter last year. Gross profit margin decreased to 32.7%, a decrease of 390 basis points over the comparable quarter last year.
◦ Sporting Products gross profit decreased $69,059, or 34.4%.
◦ Outdoor Products gross profit increased $2,346, or 2.5%.
•Operating income decreased $80,239, or 46.5%, over the comparable quarter last year. Operating income margin decreased to 13.3%, a decrease of 819 basis points over the comparable quarter last year.
•Net income decreased to $58,100, or $0.99 per diluted share, compared to net income of $126,015, or $2.16 per diluted share, for the comparable quarter last year.
Sporting Products Industry
Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by hunting and recreational shooting participation rates, personal safety, and the political environment. The Sporting Products segment continues to benefit from positive participation trends. While the market is normalizing off pandemic highs, the industry is healthy driven by this significant increase in baseline participation. Indications are that the 18 million new users who entered the market during the past several years are using our products to practice, compete and hunt. Despite events that drove spikes to June 2022 data, June 2023 NICS checks shows continued strength for the industry with 47 straight months of NICS checks over one million. Also, we continue to see growth in the competitive recreational shooters market. Our multi-brand strategy is a tremendous strength in this market. With a normalizing market in fiscal year 2024, we are expecting a return to seasonal buying patterns driving the consumer purchase cycle. We believe we have a competitive advantage as a house of brands ammunition company and are well positioned to take market share and expand into new markets.
Outdoor Recreation Industry
We believe that long-term outdoor participation trends combined with a larger base of participants supports our expectation of long-term demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. The Outdoor industry participation base continued to grow this year and is now at a record 168.1 million participants, or over 50% of the US population over the age of six. The surge of participation brought on by the pandemic has stuck, as the new participants continue to be engaged despite the return of pre-pandemic activities and routines. We expect to see a return to organic growth for this segment in the back half of fiscal year 2024 once point of sale and sell-in become more closely aligned. Outdoor Products inventory at retail is improving, depending on the channel or customer as many retailers are still cautious on open-to-buy orders. Our Outdoor Products brands hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused research and development, omni-channel strategies and marketing investments including traditional and digital mediums. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, we believe our brands are well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels.
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

Current Economic Conditions
Inflation and Consumer Spending
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs that may adversely affect our operating results. The recent rise in inflation is causing a decline in consumer disposable income, and discretionary spending, which has temporarily impacted the demand in our Outdoor Products brands. Inflation has also contributed to the cost of our products and operating costs. The change in consumer discretionary spending has also had an impact on retailer inventory levels, even though we have seen some decrease in inventory levels in the first fiscal quarter of 2024. Our sales to retailers and distributors follow the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results, if the selling prices of our products are not able to offset these increased costs. We cannot predict the impact of these adverse conditions on our liquidity and financial results.
Commodity Price Risk
We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, recent increases in the cost of raw materials used in propellants, along with the volatility of commodity metals, such as copper, zinc and lead continue impact our Sporting Products Segment. We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. See Note 5, Derivative Financial Instruments, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.
Results of Operations
Segment results for the three months ended June 25, 2023 compared to the three months ended June 26, 2022
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), by reporting segment and by corporate and other, and other expense, interest expense, and tax provision by corporate and other (where applicable) are presented below:

	Three months ended		Change
Net Sales:	June 25, 2023	June 26, 2022	Dollars	Percent
Sporting Products	$376,593	$510,626	$(134,033)	(26.2)%
Outdoor Products	316,740	291,986	24,754	8.5%
Total	$693,333	$802,612	$(109,279)	(13.6)%
Sporting Products—The decrease in net sales was a result of lower shipments across nearly all categories, as channel inventory has normalized, and the termination of the Lake City contract at the beginning of the third fiscal quarter in the prior fiscal year.
Outdoor Products— The increase in net sales was driven by acquired businesses, partially offset by declines in organic businesses, primarily caused by lower volume due to high channel inventory.

	Three months ended		Change
Gross Profit:	June 25, 2023	June 26, 2022	Dollars	Percent
Sporting Products	$131,903	$200,962	$(69,059)	(34.4)%
Outdoor Products	94,854	92,508	2,346	2.5%
Total	$226,757	$293,470	$(66,713)	(22.7)%
Gross profit margin	32.7%	36.6%
Sporting Products—The decrease in gross profit was caused by decreased volume and price. Gross profit margin was 35.0% compared to 39.4% in the prior year quarter.
Outdoor Products—The increase in gross profit was primarily driven by acquisitions, partially offset by decreased volume from organic businesses. Gross profit margin was 29.9% compared to 31.7% in the prior year quarter.

	Three months ended		Change
Operating income	June 25, 2023	June 26, 2022	Dollars	Percent
Sporting Products	$108,464	$176,086	$(67,622)	(38.4)%
Outdoor Products	6,524	27,686	(21,162)	(76.4)%
Corporate and other	(22,802)	(31,347)	8,545	27.3%
Total	$92,186	$172,425	$(80,239)	(46.5)%
Operating income margin	13.3%	21.5%
Sporting Products—The decrease in operating income was primarily caused by decreased gross profit, partially offset by decreased selling costs. Operating income margin was 28.8% compared to 34.5% in the prior year quarter.
Outdoor Products—The decrease in operating income was primarily caused by increased selling, general, and administrative costs related to acquired businesses, partially offset by increased total gross profit primarily driven by acquisitions and lower selling costs related to organic businesses. Operating income margin was 1.9% compared to 9.5% in the prior year quarter.
Corporate and Other—The increase in operating income was primarily driven by decreased share-based and post- acquisition compensation, planned separation, and transaction costs, partially offset by increased transition costs.

	Three months ended		Change
Other expense, net	June 25, 2023	June 26, 2022	Dollars	Percent
Other expense, net	$541	$—	$541	—%
The increase in other expense, net was caused by foreign exchange losses related to our businesses acquired during the second quarter of fiscal year 2023.

	Three months ended		Change
Interest expense, net:	June 25, 2023	June 26, 2022	Dollars	Percent
Corporate and other	$16,218	$6,310	$9,908	157.0%
For the three months ended June 25, 2023, the increase in interest expense is due to higher debt and average interest rates, as well as increased amortization of debt issuance cost associated with our debt refinancing.

	Three months ended
Income tax provision:	June 25, 2023	Effective Rate	June 26, 2022	Effective Rate	$ Change
Corporate and other	$17,327	23.0%	$40,100	24.1%	$(22,773)
See Note 14, Income Taxes, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details regarding income taxes.
The decrease in the effective rate for the three months ended June 25, 2023 from the prior year three month period is primarily driven by an increase in the research and development tax credit and an increase in the deduction for Foreign Derived Intangible Income (FDII).
Financial Condition
Cash decreased to $63,163 at June 25, 2023 compared to $86,208 at March 31, 2023. The decrease in cash during the first fiscal quarter of 2023 was primarily related to cash used by financing activities of 89,691, and cash used in investing activities of 7,487, partially offset by cash provided by operating activities of $73,701. We used our cash and cash equivalents as well as cash provided by operating activities to fund our operations, pay down our debt and invest in capital expenditures.
Net accounts receivable increased $52,091 compared to March 31, 2023 primarily resulting from higher sales in the back-half of the quarter, increased sales to our customer base with longer payment terms and lower accounts receivable balances due to accelerated collections at the end of the previous quarter. Net accounts receivable as of June 25, 2023 compared to the prior year quarter decreased $90,356 primarily due to a reduction in sales. Cash used to purchase inventory decreased compared to the prior year period as a result of improvements in our inventory management.

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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and fund the 2022 Share Repurchase Program over the next 12 months. As of June 25, 2023, based on the borrowing base less outstanding borrowings of $290,000, outstanding letters of credit of $14,878, less the minimum required borrowing base of $57,000, the amount available under the 2022 ABL Revolving Credit Facility was $199,981. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 45.7% as of June 25, 2023. See Note 12, Long-term Debt, for additional discussion of our indebtedness.
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
Contractual Obligations and Commitments
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of June 25, 2023, current and long-term operating lease liabilities of $15,898 and $103,820, respectively, were recorded in the accompanying condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Except as discussed in Note 12, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under Liquidity and Capital Resources above, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2023.
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
See Note 15, Contingencies, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2023.
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the quarter ended June 25, 2023 and June 26, 2022. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II included in our Annual Report on Form 10-K for fiscal year 2023. Our exposure to market risk has not changed materially since March 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 25, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ended June 25, 2023, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended March 31, 2023 with respect to the Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Regulation S-K, Item 408(a) disclosure: During our last fiscal quarter, no director or officer of the Company has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement.

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

2.2*+
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

2.3*+
Share Purchase Agreement, dated as of June 30, 2022, by and among Fox Parent Holdings, LLC, Fox (Parent) Holdings, Inc., Vista Outdoor Operations LLC and Vista Outdoor Inc. (solely in its capacity as a guarantor)(Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2022).

2.4*+
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

3.3*	Vista Outdoor Amended and Restated Bylaws (Exhibit 3.2 to Vista Outdoor's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2023).
4.1*	Specimen Common Stock Certificate of Vista Outdoor Inc. (Exhibit 4.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).
4.2*	Description of Common Stock (Exhibit 4.7 to Vista Outdoor Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019).
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

10.1*
Asset-Based Revolving Credit Agreement dated as of August 5, 2022 among Vista Outdoor Inc., the additional borrowers from time to time party thereto, each lender from time to time party thereto, each L/C issuer from time to time party thereto and Capital One, National Association, as administrative agent. (Exhibit 10.1 to Vista Outdoor, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 8, 2022).

10.2*
Term Loan Credit Agreement dated as of August 5, 2022, among Vista Outdoor Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 10.2 to Vista Outdoor, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 8, 2022).

10.3*
Compensation Letter, dated March 31, 2023, by and between Vista Outdoor Inc. and Jason Vanderbrink (incorporated by reference to Exhibit 10.1 to the 8-K, filed with the Securities and Exchange Commission on April 3, 2023).

10.4*	Compensation Letter with Gary McArthur, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to 8-K/A, filed with the Securities and Exchange Commission on May 5, 2023).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended June 25, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended June 25, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	July 27, 2023	By:	/s/ Andrew Keegan
		Name:	Andrew Keegan
		Title:	Vice President and Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)