Form 10-Q
period 2023-09-24
Vista Outdoor Inc.
filed 2023-11-02
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2023, there were 58,071,728 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	September 24, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$39,954	$86,208
Net receivables	397,038	339,373
Net inventories	689,989	709,897
Income tax receivable	13,084	—
Other current assets	47,824	60,636
Total current assets	1,187,889	1,196,114
Net property, plant, and equipment	213,978	228,247
Operating lease assets	98,709	106,828
Goodwill	465,709	465,709
Net intangible assets	707,857	733,176
Deferred charges and other non-current assets, net	72,657	68,808
Total assets	$2,746,799	$2,798,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$150,000	$65,000
Accounts payable	128,951	136,556
Accrued compensation	51,726	60,719
Accrued income taxes	—	6,676
Federal excise, use, and other taxes	33,509	38,543
Other current liabilities	153,265	146,377
Total current liabilities	517,451	453,871
Long-term debt	787,538	984,658
Deferred income tax liabilities	42,771	40,749
Long-term operating lease liabilities	97,651	103,313
Accrued pension and postemployment benefits	24,323	25,114
Other long-term liabilities	51,321	59,384
Total liabilities	1,521,055	1,667,089
Commitments and contingencies (Notes 12 and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 58,062,364 shares as of September 24, 2023 and 57,085,756 shares as of March 31, 2023	579	570
Additional paid-in capital	1,653,407	1,711,155
Accumulated deficit	(128,006)	(230,528)
Accumulated other comprehensive loss	(76,035)	(80,802)
Common stock in treasury, at cost — 5,902,075 shares held as of September 24, 2023 and 6,878,683 shares held as of March 31, 2023	(224,201)	(268,602)
Total stockholders' equity	1,225,744	1,131,793
Total liabilities and stockholders' equity	$2,746,799	$2,798,882
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Sales, net	$676,808	$781,678	$1,370,141	$1,584,290
Cost of sales	467,938	518,804	934,514	1,027,946
Gross profit	208,870	262,874	435,627	556,344
Operating expenses:
Research and development	12,203	11,154	24,283	19,051
Selling, general, and administrative	120,882	120,553	243,373	233,701
Operating income	75,785	131,167	167,971	303,592
Other (expense) income, net (Note 5)	(1,174)	741	(1,715)	741
Interest expense, net	(16,643)	(13,934)	(32,861)	(20,244)
Income before income taxes	57,968	117,974	133,395	284,089
Income tax provision	(13,546)	(24,519)	(30,873)	(64,619)
Net income	$44,422	$93,455	$102,522	$219,470
Earnings per common share:
Basic	$0.77	$1.65	$1.78	$3.88
Diluted	$0.76	$1.62	$1.75	$3.78
Weighted-average number of common shares outstanding:
Basic	58,041	56,553	57,757	56,520
Diluted	58,299	57,814	58,426	58,098

Net income (from above)	$44,422	$93,455	$102,522	$219,470
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(176) and $(352) for the three and six months ended September 24, 2023, respectively, and $(221) and $(442) for the three and six months ended September 25, 2022, respectively	562	694	1,124	1,388
Change in derivatives, net of tax (expense) benefit of $(657) and $(1,150) for the three and six months ended September 24, 2023, respectively, and $92 and $781 for the three and six months ended September 25, 2022, respectively	2,098	(287)	3,672	(278)
Change in cumulative translation adjustment, net of tax (expense) of $0 and $0 for the three and six months ended September 24, 2023, respectively, and $0 and $(167) for the three and six months ended September 25, 2022, respectively	(693)	(1,398)	(29)	(1,871)
Total other comprehensive income (loss)	1,967	(991)	4,767	(761)
Comprehensive income	$46,389	$92,464	$107,289	$218,709
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(Amounts in thousands)	September 24, 2023	September 25, 2022
Operating Activities:
Net income	$102,522	$219,470
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	24,470	23,317
Amortization of intangible assets	25,336	18,983
Amortization of deferred financing costs	4,154	2,518
Impairment of long-lived assets	2,802	—
Change in fair value of contingent consideration	—	(11,425)
Deferred income taxes	514	(124)
Gain on foreign exchange	(240)	(741)
Loss on disposal of property, plant, and equipment	69	551
Share-based compensation	2,680	14,756
Changes in assets and liabilities:
Net receivables	(57,128)	(25,601)
Net inventories	13,541	(36,042)
Accounts payable	(5,104)	10,092
Accrued compensation	(8,859)	(26,233)
Accrued income taxes	(17,125)	4,313
Federal excise, use, and other taxes	(5,027)	(1,261)
Pension and other postretirement benefits	685	944
Other assets and liabilities	24,250	(115)
Cash provided by operating activities	107,540	193,402
Investing Activities:
Capital expenditures	(13,425)	(12,957)
Acquisition of businesses, net of cash received	—	(761,170)
Proceeds from the disposition of property, plant, and equipment	137	43
Cash used in investing activities	(13,288)	(774,084)
Financing Activities:
Proceeds from credit facility	102,000	465,000
Repayments of credit facility	(162,000)	(165,000)
Proceeds from issuance of long-term debt	—	350,000
Debt issuance costs	(60)	(15,905)
Payments on long-term debt	(55,000)	—
Payments made for contingent consideration	(8,585)	—
Proceeds from exercise of stock options	39	181
Payment of employee taxes related to vested stock awards	(16,200)	(8,889)
Cash (used in) provided by financing activities	(139,806)	625,387
Effect of foreign exchange rate fluctuations on cash	(700)	(1,224)
Increase (decrease) in cash and cash equivalents	(46,254)	43,481
Cash and cash equivalents at beginning of period	86,208	22,584
Cash and cash equivalents at end of period	$39,954	$66,065
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,731	$2,681
Contingent consideration in connection with business combinations	$—	$11,400
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2023	57,085,756	$570	$1,711,155	$(230,528)	$(80,802)	$(268,602)	$1,131,793
Comprehensive income	—	—	—	58,100	2,800	—	60,900
Exercise of stock options	2,410	—	(55)	—	—	94	39
Share-based compensation	—	—	3,307	—	—	—	3,307
Restricted stock vested and shares withheld	901,094	—	(57,520)	—	—	41,483	(16,037)
Other	8,390	9	(329)	—	—	320	—
Balance, June 25, 2023	57,997,650	$579	$1,656,558	$(172,428)	$(78,002)	$(226,705)	$1,180,002
Comprehensive income	—	—	—	44,422	1,967	—	46,389
Share-based compensation	—	—	(627)	—	—	—	(627)
Restricted stock vested and shares withheld	10,111	—	(579)	—	—	430	(149)
Employee stock purchase plan	5,029	—	(59)	—	—	191	132
Other	49,574	—	(1,886)	—	—	1,883	(3)
Balance, September 24, 2023	58,062,364	$579	$1,653,407	$(128,006)	$(76,035)	$(224,201)	$1,225,744

Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
Comprehensive income	—	—	—	126,015	230	—	126,245
Exercise of stock options	9,150	—	(212)	—	—	359	147
Share-based compensation	—	—	7,257	—	—	—	7,257
Restricted stock vested and shares withheld	413,089	—	(25,892)	—	—	17,156	(8,736)
Other	8,387	5	(321)	—	—	316	—
Balance, June 26, 2022	56,524,082	$565	$1,711,759	$(94,795)	$(76,449)	$(291,768)	$1,249,312
Comprehensive income	—	—	—	93,455	(991)	—	92,464
Exercise of stock options	4,000	—	(123)	—	—	157	34
Share-based compensation	—	—	7,499	—	—	—	7,499
Restricted stock vested and shares withheld	1,276	—	(72)	—	—	55	(17)
Employee stock purchase plan	6,002	—	(76)	—	—	235	159
Other	31,555	1	(1,237)	—	—	1,236	—
Balance, September 25, 2022	56,566,915	$566	$1,717,750	$(1,340)	$(77,440)	$(290,085)	$1,349,451
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended September 24, 2023
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
Change in Presentation—In connection with our preparation of the condensed consolidated financial statements for the three and six months ended September 24, 2023, we changed the presentation of "Earnings before interest and income taxes" to "Operating income" within the consolidated statements of comprehensive income. This correction did not affect previously reported net income and is immaterial to the previously issued financial statements.
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
2. Fair Value of Financial Instruments
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
Derivative Financial Instruments
Hedging instruments (See Note 5, Derivative Financial Instruments) are re-measured on a recurring basis using broker quotes, daily market foreign currency rates and interest rate curves as applicable and are therefore categorized within Level 2 of the fair value hierarchy.
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-

out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the condensed consolidated statements of comprehensive income. As of September 24, 2023, the estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier, and Fox Racing are $5,769, and $5,920 and $0, respectively. Cash payouts during fiscal year 2024 related to our Fox Racing and QuietKat liabilities. See Note 4, Acquisitions, for additional information regarding the Fox Racing acquisition.
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	September 24, 2023	March 31, 2023
Other current liabilities	$8,604	$8,586
Other long-term liabilities	3,085	11,688
Total	$11,689	$20,274
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2024:

Balance, March 31, 2023	$20,274
Payments made	(8,585)
Balance, September 24, 2023	$11,689
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of September 24, 2023 and March 31, 2023 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of September 24, 2023 and March 31, 2023 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	September 24, 2023		March 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$419,000	$500,000	$404,000
Variable-rate debt (2)	445,000	445,000	560,000	560,000
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
(2) Variable rate debt— The carrying value of the amounts outstanding under our 2022 ABL Revolving Credit Facility and 2022 Term Loan approximates the fair value because the interest rates are variable and reflective of market rates as of September 24, 2023. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 12, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
We measure certain nonfinancial assets at fair value on a nonrecurring basis if certain indicators are present. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 3, Leases, for discussion of ROU asset impairments. Significant assumptions were used to estimate fair value of the ROU assets, which was categorized within Level 3 of the fair value hierarchy.

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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance sheet caption	September 24, 2023	March 31, 2023
Assets:
Operating lease assets	Operating lease assets	$98,709	$106,828

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$15,562	$16,351
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	97,651	103,313
Total lease liabilities		$113,213	$119,664
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended		Six months ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Fixed operating lease costs (1)	$7,168	$7,089	$14,269	$12,894
Variable operating lease costs	1,035	995	2,245	1,458
Operating and sub-lease income	(238)	(156)	(430)	(307)
Net lease costs	$7,965	$7,928	$16,084	$14,045
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	September 24, 2023	March 31, 2023
Weighted average remaining lease term (years):
Operating leases	9.31	9.71

Weighted average discount rate:
Operating leases	8.48%	8.43%

The approximate minimum lease payments under non-cancelable operating leases as of September 24, 2023 are as follows:

Remainder of fiscal year 2024	$13,280
Fiscal year 2025	21,289
Fiscal year 2026	19,457
Fiscal year 2027	16,985
Fiscal year 2028	14,646
Thereafter	83,047
Total lease payments	168,704
Less imputed interest	(55,491)
Present value of lease liabilities	$113,213
Supplemental cash flow information related to leases is as follows:

	Six months ended
	September 24, 2023	September 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,474	$10,409
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	6,629	29,744
ROU asset re-measurements	(6,195)	634
As part of integrating our recent acquisitions, we made a strategic decision to close an office location which is actively being marketed for sublease. Accordingly, during the second fiscal quarter of 2024, we recognized a ROU asset impairment of $2,802, reducing the carrying value of the lease asset to its estimated fair value.
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
Fiscal year 2023 Fox Racing supplemental pro forma data:
Fox's net sales of $57,379 and net income of $4,805 for the three months ended September 25, 2022, are included in our consolidated results in the Outdoor Products reportable segment.
The following unaudited pro forma financial information presents our results as if the Fox Racing acquisition had occurred on April 1, 2021:

	Three months ended September 25, 2022	Six months ended September 25, 2022
Sales, net	$809,357	$1,690,145
Net income	94,611	218,657

The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Three months ended September 25, 2022	Six months ended September 25, 2022
Fees for advisory, legal, and accounting services (1)	$(4,051)	$(5,965)
Inventory step-up, net (2)	(2,515)	(2,515)
Interest (3)	3,197	10,627
Depreciation (4)	180	719
Amortization (5)	1,176	4,245
Management Fees (6)	(133)	(530)
Income tax provision (benefit) (7)	39	(2,142)
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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 24, 2023, we had outstanding lead forward contracts on approximately 2.8 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
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
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. As of September 24, 2023, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $13,348. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
As of September 24, 2023, we have no remaining foreign currency forward contracts not designated as cash flow hedge instruments.
In addition, during the three and six months ended September 24, 2023 and September 25, 2022, we recorded net foreign currency translation losses and (gains) of $715 and $(146), respectively, and, $476 and $(146), respectively.
Interest Rate swaps
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of September 24, 2023, we had the following interest rate swaps outstanding:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$50,000	$358	4.910%	5.383%	Feb 2026
Non-amortizing swap	25,000	69	4.650%	5.327%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. All unrealized gains and losses as shown as of September 24, 2023 will be recognized in the condensed consolidated statements of comprehensive income in interest expense within the next two fiscal years, at their then-current value.
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of September 24, 2023 and consolidated balance sheets as of March 31, 2023:

		Asset derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	September 24, 2023	March 31, 2023
Interest rate swap contract	Deferred charges and other non-current assets, net	$427	$—
Total		$427	$—

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Other current assets	$—	$91
Total		$—	$91

		Liability derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	September 24, 2023	March 31, 2023
Foreign currency forward contracts	Other current liabilities	$545	$3,252
Interest rate swap contract	Other current liabilities	—	1,760
Total		$545	$5,012
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the three and the six months ended September 24, 2023 and September 25, 2022, respectively:

	Gain (loss) recognized in other comprehensive income
	Three months ended		Six months ended
Derivatives designated as cash flow hedging instruments:	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Foreign currency forward contracts	$403	$—	$242	$—
Lead forward contracts	130	(416)	275	(1,030)
Interest rate swap contracts	1,121	—	2,392	—
Total	$1,654	$(416)	$2,909	$(1,030)

		Gain (loss) reclassified from other comprehensive income into earnings
		Three months ended		Six months ended
Derivatives designated as cash flow hedging instruments:	Location	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Foreign currency forward contracts	Cost of Sales	$(789)	$—	$(1,189)	$—
Foreign currency forward contracts	Other expense, (income), net	(539)	—	(1,218)	—
Lead forward contracts	Cost of Sales	96	(37)	290	29
Interest rate swap contracts	Interest expense, net	131	—	204	—
Total		$(1,101)	$(37)	$(1,913)	$29

6. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Three months ended
	September 24, 2023			September 25, 2022
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$349,500	$—	$349,500	$432,489	$—	$432,489
Outdoor Accessories (2)	—	60,696	60,696	—	73,995	73,995
Action Sports (3)	—	138,904	138,904	—	150,761	150,761
Outdoor Recreation (4)	—	127,708	127,708	—	124,433	124,433
Total	$349,500	$327,308	$676,808	$432,489	$349,189	$781,678

Geographic Region:
United States	$310,992	$242,208	$553,200	$396,302	$229,657	$625,959
Rest of the World	38,508	85,100	123,608	36,187	119,532	155,719
Total	$349,500	$327,308	$676,808	$432,489	$349,189	$781,678

	Six months ended
	September 24, 2023			September 25, 2022
	Sporting Products	Outdoor Products	Total	Sporting Products	Outdoor Products	Total
Sporting Products (1)	$726,092	$—	$726,092	$943,116	$—	$943,116
Outdoor Accessories (2)	—	114,052	114,052	—	142,080	142,080
Action Sports (3)	—	255,298	255,298	—	240,818	240,818
Outdoor Recreation (4)	—	274,699	274,699	—	258,276	258,276
Total	$726,092	$644,049	$1,370,141	$943,116	$641,174	$1,584,290

Geographic Region:
United States	$654,765	$470,727	$1,125,492	$877,381	$432,112	$1,309,493
Rest of the World	71,327	173,322	244,649	65,735	209,062	274,797
Total	$726,092	$644,049	$1,370,141	$943,116	$641,174	$1,584,290
(1) Sporting Products includes the Ammunition operating segment.
(2) Outdoor Accessories includes the Outdoor Accessories operating segment.
(3) Action Sports includes the operating segments: Sports Protection and Cycling.
(4) Outdoor Recreation includes the operating segments: Hydration, Outdoor Cooking, Golf, Fishing, and our Stone Glacier business.
We sell our products in the U.S. and internationally. A majority of our sales are concentrated in the U.S. See Note 16, Operating Segment Information, for information on international revenues.
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Numerator:
Net income	$44,422	$93,455	$102,522	$219,470
Denominator:
Weighted-average number of common shares outstanding basic:	58,041	56,553	57,757	56,520
Dilutive effect of share-based awards (1)	258	1,261	669	1,578
Diluted shares	58,299	57,814	58,426	58,098
Earnings per common share:
Basic	$0.77	$1.65	$1.78	$3.88
Diluted	$0.76	$1.62	$1.75	$3.78
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock were 13 and 122 for the three and six months ended September 24, 2023, respectively, and 290 and 293 for the three and six months ended September 25, 2022, respectively.
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
Net receivables are summarized as follows:

	September 24, 2023	March 31, 2023
Trade receivables	$406,003	$349,424
Other receivables	12,162	8,899
Less: allowance for estimated credit losses and discounts	(21,127)	(18,950)
Net receivables	$397,038	$339,373
Walmart represented 11% and 10% of our total trade receivables balance as of September 24, 2023 and March 31, 2023, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses for the six months ended September 24, 2023:

Balance, March 31, 2023	$18,950
Provision for credit losses	2,430
Write-off of uncollectible amounts, net of recoveries	(253)
Balance, September 24, 2023	$21,127
9. Inventories
Current net inventories consist of the following:

	September 24, 2023	March 31, 2023
Raw materials	$203,262	$199,225
Work in process	62,718	63,652
Finished goods	424,009	447,020
Net inventories	$689,989	$709,897
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $52,513 and $45,929 as of September 24, 2023 and March 31, 2023, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	September 24, 2023	March 31, 2023
Derivatives	$129	$(3,543)
Pension and other postretirement benefits liabilities	(70,325)	(71,449)
Cumulative translation adjustment	(5,839)	(5,810)
Total AOCL	$(76,035)	$(80,802)

The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation:

	Three months ended September 24, 2023				Six months ended September 24, 2023
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(1,969)	$(70,887)	$(5,146)	$(78,002)	$(3,543)	$(71,449)	$(5,810)	$(80,802)
Change in fair value of derivatives	1,654	—	—	1,654	2,909	—	—	2,909
Income tax impact on derivative instruments	(657)	—	—	(657)	(1,150)	—	—	(1,150)
Net losses reclassified from AOCL	1,101	—	—	1,101	1,913	—	—	1,913
Net actuarial losses reclassified from AOCL (1)	—	562	—	562	—	1,124	—	1,124
Net change in cumulative translation adjustment	—	—	(693)	(693)	—	—	(29)	(29)
Ending balance in AOCL	$129	$(70,325)	$(5,839)	$(76,035)	$129	$(70,325)	$(5,839)	$(76,035)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented, net of tax.

	Three months ended September 25, 2022				Six months ended September 25, 2022
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(347)	$(70,381)	$(5,721)	$(76,449)	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	(416)	—	—	(416)	(1,030)	—	—	(1,030)
Income tax impact on derivative instruments	92	—	—	92	781	—	—	781
Net losses/(gains) reclassified from AOCL	37	—	—	37	(29)	—	—	(29)
Net actuarial losses reclassified from AOCL (1)	—	694	—	694	—	1,388	—	1,388
Net change in cumulative translation adjustment	—	—	(1,398)	(1,398)	—	—	(1,871)	(1,871)
Ending balance in AOCL	$(634)	$(69,687)	$(7,119)	$(77,440)	$(634)	$(69,687)	$(7,119)	$(77,440)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 13, Employee Benefit Plans.
11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	Sporting Products	Outdoor Products	Total
Balance, March 31, 2023	$86,105	$379,604	$465,709
Balance, September 24, 2023	$86,105	$379,604	$465,709

Intangible assets by major asset class consisted of the following:

	September 24, 2023			March 31, 2023
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,915	$(34,395)	$79,520	$113,915	$(30,848)	$83,067
Patented technology	36,854	(17,781)	19,073	36,854	(16,313)	20,541
Customer relationships and other	530,281	(171,620)	358,661	530,237	(151,272)	378,965
Total	681,050	(223,796)	457,254	681,006	(198,433)	482,573
Non-amortizing trade names	250,603	—	250,603	250,603	—	250,603
Net intangible assets	$931,653	$(223,796)	$707,857	$931,609	$(198,433)	$733,176
The net increase in gross intangible assets during the second quarter of fiscal year 2024 was due to the impact of foreign exchange rates. Amortization expense was $12,629 and $10,947 for the three months ended September 24, 2023 and September 25, 2022, respectively, and was $25,336 and $18,983 for the six months ended September 24, 2023 and September 25, 2022, respectively.
As of September 24, 2023, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2024	$25,302
Fiscal year 2025	50,586
Fiscal year 2026	47,577
Fiscal year 2027	46,127
Fiscal year 2028	40,957
Thereafter	246,705
Total	$457,254
12. Long-term Debt

Long-term debt consisted of the following:	September 24, 2023	March 31, 2023
2022 ABL Revolving Credit Facility	$295,000	$355,000
2022 Term Loan	150,000	205,000
Total Principal Amount of Credit Agreements	445,000	560,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	945,000	1,060,000
Less: unamortized deferred financing costs related to term loans	(7,462)	(10,342)
Carrying amount of long-term debt	937,538	1,049,658
Less: current portion	(150,000)	(65,000)
Carrying amount of long-term debt, excluding current portion	$787,538	$984,658
Credit Agreements—On August 5, 2022, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of September 24, 2023, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $295,000 and outstanding letters of credit of $14,878, less the minimum required borrowing base of $57,000, was $170,289. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below) and the 2022 Term Loan (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.

Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan matures on August 5, 2024 (the "Term Maturity Date") and is subject to quarterly principal payments on the last business day of each quarter in an amount equal to (i) 12.5% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan exceeds the Term Loan Formula Threshold described below, or (ii) 10.0% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan is equal to or less than the Term Loan Formula Threshold described below. As of September 24, 2023, our quarterly principal payments are equal to 10.0% of the original principal amount of the 2022 Term Loan. The 2022 Term Loan is also subject to certain mandatory prepayment requirements, including with respect to the net cash proceeds from the sale of certain collateral, subject to our rights to reinvest such proceeds, and a percentage of our excess cash flow, to be calculated annually. The Term Loan Formula Threshold is based on a percentage of the appraisal value of eligible intellectual property, eligible machinery and equipment, and the fair market value of eligible real property minus certain reserves. Any outstanding term loans under the 2022 Term Loan will be payable in full on the Term Maturity Date.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of September 24, 2023, the margin under the 2022 ABL Revolving Credit Facility was 0.5% for base rate loans and 1.5% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
Borrowings under the 2022 Term Loan bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 2.50% to 3.00% or the sum of Term SOFR plus a credit spread adjustment of 0.10%, plus a margin ranging from 3.50% to 4.00%. The margins vary based on our Term Loan Formula Threshold under the 2022 Term Loan. As of September 24, 2023, the margin under the 2022 Term Loan was 2.50% for base rate loans and 3.50% for Term SOFR loans.
As of September 24, 2023, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan was 7.50%.
Debt issuance costs incurred to date related to the 2022 ABL Revolving Credit Facility were approximately $11,310, which included remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility. These costs were initially included in other current and non-current assets and are being amortized over the term of the 2022 ABL Revolving Credit Facility to interest expense.
We incurred debt issuance costs related to the 2022 Term Loan of approximately $10,453. The debt issuance costs associated with the 2022 Term Loan are being amortized to interest expense over 2 years.
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
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility and 2022 Term Loan impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. Each of the 2022 ABL Revolving Credit Facility and 2022 Term Loan contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. In addition, as long as the 2022 Term Loan remains outstanding, we also must maintain a maximum consolidated leverage ratio (as defined in the credit agreement) of 3.00:1.00 as of the end of each fiscal quarter. As of September 24, 2023, the consolidated leverage ratio was 1.85. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the “Planned Separation” (as defined in Vista Outdoor’s Form 10-K filing for the fiscal year ended March 31, 2022) with respect to the separation of Vista Outdoor’s Outdoor Products and Sporting Products segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. Subsequent to quarter-end, we announced our entry into a definitive agreement to sell our Sporting Products business to Czechoslovak Group a.s. (“CSG”) on a cash-free, debt-free basis with a normalized level of working capital (the “Sporting Products Sale”). See Note 17, Subsequent Event, for further discussion of the Sporting Products Sale. Vista Outdoor anticipates that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid in full (or, in the case of the 2022 ABL Revolving Credit Facility, amended to unconditionally release all Sporting Products entities from their obligations thereunder) prior to or upon the consummation of the Sporting Products Sale. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility or 2022 Term Loan, the lenders under the applicable facility may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $170,289 as of September 24, 2023. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commit to be a lender for such amount.
4.5% Notes—The indenture governing the 4.5% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends, make other distributions, repurchase, or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments. Vista Outdoor anticipates that the 4.5% Notes will be redeemed in full upon the consummation of the Sporting Products Sale. See Note 17, Subsequent Event, for further discussion.
The 2022 ABL Revolving Credit Facility, the 2022 Term Loan, and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of September 24, 2023, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility and 2022 Term Loan may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility and 2022 Term Loan, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.

Interest Rate swaps
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. See Note 5, Derivative Financial Instruments, for additional information on our interest rate swap contracts.
Cash Paid for Interest on Debt
Cash paid for interest on debt, for the three months ended September 24, 2023 and September 25, 2022 totaled $19,999 and $12,120, respectively. Cash paid for interest on debt, for the six months ended September 24, 2023 and September 25, 2022 totaled $29,813 and $13,211, respectively.
13. Employee Benefit Plans
We recognized an aggregate net loss of $237 and $381 for employee defined benefit plans during the three months ended September 24, 2023 and September 25, 2022, respectively.
We recognized an aggregate net loss of $474 and $762 for employee defined benefit plans during the six months ended September 24, 2023 and September 25, 2022, respectively.
Employer contributions and distributions—We made contributions of $0 and $0 to our pension trust during the six months ended September 24, 2023 and September 25, 2022, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2024.
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
The income tax provisions for the three months ended September 24, 2023 and September 25, 2022 represent effective tax rates of 23.4% and 20.8%, respectively. The increase in the effective tax rate from the prior year three month period is primarily driven by a decrease in discrete tax benefit items recognized during the prior year quarter.

The income tax provisions for the six months ended September 24, 2023 and September 25, 2022 represent effective tax rates of 23.1% and 22.7%, respectively. The increase in the effective tax rate from the prior year six month period is primarily driven by a decrease in discrete tax benefit items recognized during the prior year period offset in part by an increase in current period tax credits over lower current year income, resulting in a larger rate benefit.

The effective tax rate for the three and six months ended September 24, 2023 and September 25, 2022 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions and partially offset by the deduction for Foreign-Derived Intangible Income and research and development tax credit.
Income taxes paid, net of refunds, totaled $47,092 and $60,068 for the six months ended September 24, 2023 and September 25, 2022, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $31,316 and $28,692 as of September 24, 2023 and March 31, 2023, respectively. Although the timing and outcome of income tax audit settlements are uncertain, it is expected that a $9,032 reduction of the liability for uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $8,243.
15. Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $168,704. See Note 3, Leases.

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
Certain of our former subsidiaries have been identified as a potentially responsible party ("PRPs" or "PRP"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $656 and $717 as of September 24, 2023 and March 31, 2023, respectively.
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
16. Operating Segment Information
As of September 24, 2023, we have eight operating segments, which have been aggregated into two reportable segments, Sporting Products and Outdoor Products. This is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, allocates resources and makes decisions. Our Ammunition operating segment is in its own reportable segment which has been named Sporting Products. We aggregate our Outdoor Accessories, Sports Protection, Outdoor Cooking, Hydration, Golf, Fishing, and Cycling operating segments into the Outdoor Products reportable segment. The operating segments aggregating into our Outdoor Products reportable segment rely primarily on international suppliers to manufacture the products they sell, which impacts their economic characteristics in a similar manner. These operating segments also share other commonalities or risks, such as technology or intellectual property sharing, common regulated environments, similar input cost risks, and nature of their products. Consumers of the products in these operating segments are typically looking to upgrade or replace their products in a similar time frame.
Our CODM relies on internal management reporting that analyzes our operating segment's operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.
Our Sporting Products and Outdoor Products reportable segments generated approximately 53% and 47%, respectively, of our external sales in the six months ended September 24, 2023.
No single customer contributed more than 10% of our sales in the six months ended September 24, 2023 and September 25, 2022.

The following tables contain information utilized by management to evaluate our operating segments for the periods presented:

	Three months ended September 24, 2023
	Sporting Products	Outdoor Products	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$349,500	$327,308	$676,808	$—	$676,808
Gross profit	115,239	93,631	208,870	—	208,870

Operating income	$92,348	$12,854	$105,202	$(29,417)	$75,785
Other expense, net	—	—	—	(1,174)	(1,174)
Interest expense, net	—	—	—	(16,643)	(16,643)
Income before income taxes	$92,348	$12,854	$105,202	$(47,234)	$57,968

Depreciation and amortization	$6,458	$17,474	$23,932	$947	$24,879

	Six months ended September 24, 2023
	Sporting Products	Outdoor Products	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$726,092	$644,049	$1,370,141	$—	$1,370,141
Gross profit	247,142	188,485	435,627	—	435,627

Operating income	$200,812	$19,378	$220,190	$(52,219)	$167,971
Other expense, net	—	—	—	(1,715)	(1,715)
Interest expense, net	—	—	—	(32,861)	(32,861)
Income before income taxes	$200,812	$19,378	$220,190	$(86,795)	$133,395

Depreciation and amortization	$12,857	$35,052	$47,909	$1,897	$49,806

	Three months ended September 25, 2022
	Sporting Products	Outdoor Products	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$432,489	$349,189	$781,678	$—	$781,678
Gross Profit	159,138	106,771	265,909	(3,035)	262,874

Operating income	$133,552	$29,730	$163,282	$(32,115)	$131,167
Other income, net	—	—	—	741	741
Interest expense, net	—	—	—	(13,934)	(13,934)
Income before income taxes	$133,552	$29,730	$163,282	$(45,308)	$117,974

Depreciation and amortization	$6,398	$15,543	$21,941	$1,043	$22,984

	Six months ended September 25, 2022
	Sporting Products	Outdoor Products	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$943,116	$641,174	$1,584,290	$—	$1,584,290
Gross Profit	360,100	199,279	559,379	(3,035)	556,344

Operating income	$309,638	$57,416	$367,054	$(63,462)	$303,592
Other income, net	—	—	—	741	741
Interest expense, net	—	—	—	(20,244)	(20,244)
Income before income taxes	$309,638	$57,416	$367,054	$(82,965)	$284,089

Depreciation and amortization	$12,780	$27,350	$40,130	$2,170	$42,300
(a) includes corporate general and administrative expenses of $28,012 and $49,409 for the three and six months ended September 24, 2023 and $37,124 and $64,252 for the three and six months ended September 25, 2022, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODM. Reconciling items for the three and six months ended September 24, 2023 included post-acquisition compensation expense of $1,405 and $2,810, respectively. Reconciling items for the three and six months ended September 25, 2022 included post-acquisition compensation expense of $3,269 and $7,600, inventory fair value step-up expenses related to acquisitions the Fox Racing and Simms acquisitions of $3,035 and $3,035, and contingent consideration fair value adjustment of $(11,313) and $(11,425), respectively.
Sales, net, exclude all intercompany sales between Sporting Products and Outdoor Products, which were not material for the three and six months ended September 24, 2023 and September 25, 2022.
17. Subsequent Event
Subsequent to quarter-end, we announced our entry into a definitive agreement to sell our Sporting Products business to Czechoslovak Group a.s. (“CSG”) for an enterprise value of $1,910,000 on a cash-free, debt-free basis with a normalized level of working capital, in an all-cash transaction subject to customary closing conditions (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in our plan to split the Company into separate entities, which was previously announced on May 5, 2022. The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, receipt of necessary regulatory approvals and other customary closing conditions. To effect the transaction, Vista Outdoor will separate its Outdoor Products business from its Sporting Products business by transferring the assets and liabilities of its Outdoor Products business to a wholly owned subsidiary of Vista Outdoor, Revelyst, Inc. (“Revelyst”), and CSG will merge one of its subsidiaries with Vista Outdoor (holding only the Sporting Products business), with each share of common stock of Vista Outdoor outstanding as of immediately prior to the closing of the Sporting Products Sale (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash. See Executive Summary of Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q filing.

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
•general economic and business conditions in the United States and our markets outside the United States, including as a result of the war in Ukraine and the imposition of sanctions on Russia, the conflict in the Gaza strip, the COVID-19 pandemic or another pandemic, conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers; and
•risks related to the Sporting Products Sale, including (i) the failure to receive, on a timely basis or otherwise, the required approval of the Sporting Products Sale by Vista Outdoor’s stockholders, (ii) the possibility that any or all of the various conditions to the consummation of the Sporting Products Sale may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), (iii) the possibility that competing offers or acquisition proposals may be made, (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement relating to the Sporting Products Sale (the “Merger Agreement”), including in circumstances that would require Vista Outdoor to pay a termination fee, (v) the effect of the announcement or pendency of the Sporting Products Sale on Vista Outdoor’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, vendors, service providers and others with whom it does business, or its operating results and business generally, (vi) risks related to the Sporting Products Sale diverting management’s attention from Vista Outdoor’s ongoing business operations and (vii) that the Sporting Products Sale may not achieve some or all of any anticipated benefits with respect to either business segment and that the Sporting Products Sale may not be completed in accordance with our expected plans or anticipated timelines, or at all.
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
Sporting Products
Our Sporting Products reportable segment designs, develops, distributes and manufactures ammunition, primers and components and serves devoted hunters, recreational shooters, federal and local law enforcement agencies and the military. Our Sporting Products reportable segment consists of our Ammunition operating segment, which includes our ammunition-related businesses, including Federal, Remington, CCI, Speer, and HEVI-Shot, which are collectively referred to as our Sporting Products business.
Our Sporting Products segment generated approximately 53% of our external sales for the six months ended September 24, 2023. The product lines within our Sporting Products segment are focused on the following categories:
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
Our Outdoor Products segment generated approximately 47% of our external sales for the six months ended September 24, 2023. The product lines within our Outdoor Products segment are focused on the following categories:
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
Executive Summary
Sale of Sporting Products and Separation of Outdoor Products
Subsequent to quarter-end, we announced our entry into a definitive agreement to sell our Sporting Products business to Czechoslovak Group a.s. (“CSG”) for an enterprise value of $1,910,000 on a cash-free, debt-free basis with a normalized level of working capital, in an all-cash transaction subject to customary closing conditions (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split the company into separate entities, which was previously announced on May 5, 2022. To effect the Sporting Products Sale, Vista Outdoor will separate its Outdoor Products business from its Sporting Products business by transferring the assets and liabilities of its Outdoor Products business to a wholly owned subsidiary of Vista Outdoor, Revelyst, Inc. (“Revelyst”), and CSG will merge one of its subsidiaries with Vista Outdoor (holding only the Sporting Products business), with each share of common stock of Vista Outdoor outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, receipt of necessary regulatory approvals and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.

Sporting Products Industry
Sales of hunting and shooting-sports related products, including ammunition, are heavily influenced by hunting and recreational shooting participation rates, personal safety, and the political environment. The Sporting Products segment continues to benefit from positive participation trends. While the market is normalizing off pandemic highs, the industry is healthy driven by this significant increase in baseline participation. Indications are that the 18 million new users who entered the market during the past several years are using our products to practice, compete and hunt. NICS data continues to signal sustained gun purchases with now 50 straight months of firearms checks over one million. In September this was 13% higher than 2019 and continues to show the industry has grown its user base. Also, we continue to see growth in the competitive recreational shooters market. Our multi-brand strategy is a tremendous strength in this market. We believe we have a competitive advantage as a house of brands ammunition company and are well positioned to take market share and expand into new markets. During the first two quarters of fiscal year 2024, we have seen a softening across categories, but we believe that a strong hunting season during our third fiscal quarter and the start of the election season in our fourth fiscal quarter will result in improved performance in the second half of our fiscal year compared to the first half.
Outdoor Recreation Industry
We believe that long-term outdoor participation trends combined with a larger base of participants supports our expectation of long-term demand for the innovative outdoor recreation-related products produced by our Outdoor Products brands. The Outdoor industry participation base continued to grow this year and is now at a record 168.1 million participants, or over 50% of the US population over the age of six. The surge of participation brought on by the pandemic has stuck, as the new participants continue to be engaged despite the return of pre-pandemic activities and routines. Our Outdoor Products brands hold a strong competitive position in the marketplace, and we intend to further differentiate our brands through focused research and development, omni-channel strategies and marketing investments including traditional and digital mediums. Following significant investments in our brands’ e-commerce capabilities, both directly and through our E-Commerce Center of Excellence, we believe our brands are well-positioned to benefit from the ongoing shift in consumer shopping behavior to utilize online channels. We expect consumer demand to be slower for the rest of calendar year 2023, resulting in channel partners remaining cautious and not increasing their purchasing behavior until calendar year 2024. This dynamic is causing slower than expected inventory sell through. We expect these pressures to improve in in the last quarter of fiscal year 2024 as higher priced inventory sells through to clear the way for new products.
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
Current Economic Conditions
Inflation and Consumer Spending
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs as well as interest rate exposure, which may adversely affect our operating results. During fiscal year 2024, the continuing rise in inflation is causing a decline in consumer disposable income, which has temporarily impacted the demand in our Outdoor Products brand, and has also contributed to higher costs of products and operating costs. Our sales to retailers and distributors follow the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results if the selling prices of our products are not able to offset these increased costs. Changes to interest rates in response to inflationary factors could have adverse impacts on our cash flows and operating results depending on the severity and length of the changes. We cannot predict the impact of these adverse conditions on our liquidity and financial results.
Commodity Price Risk
We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, recent increases in the cost of raw materials used in propellants, along with the volatility of commodity metals, such as copper, zinc and lead continue to impact our Sporting Products Segment. We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. See Note 5, Derivative Financial Instruments, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.

Results of Operations
Segment results for the three and six months ended September 24, 2023 compared to the three and six months ended September 25, 2022
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), by reporting segment and by corporate and other, and other expense, interest expense, and tax provision by corporate and other (where applicable) are presented below:

	Three months ended		Change		Six months ended		Change
Net Sales:	September 24, 2023	September 25, 2022	Dollars	Percent	September 24, 2023	September 25, 2022	Dollars	Percent
Sporting Products	$349,500	$432,489	$(82,989)	(19.2)%	$726,092	$943,116	$(217,024)	(23.0)%
Outdoor Products	327,308	349,189	(21,881)	(6.3)%	644,049	641,174	2,875	0.4%
Total	$676,808	$781,678	$(104,870)	(13.4)%	$1,370,141	$1,584,290	$(214,149)	(13.5)%
Three months ended
Sporting Products—The decrease in net sales was a result of lower shipments across nearly all categories as channel inventory has normalized, lower pricing, and the termination of the Lake City contract at the beginning of the third fiscal quarter in the prior fiscal year.
Outdoor Products— The decrease in net sales was a result of lower volume driven by lower volume as channel partners continue to be cautious with purchasing due to inventory levels and as consumers are pressured by high interest rates and other short-term factors affecting their purchases of consumer durable goods.
Six months ended
Sporting Products—The decrease in net sales was a result of lower shipments across nearly all categories as channel inventory has normalized, the termination of the Lake City contract at the beginning of the third fiscal quarter in the prior fiscal year, and lower pricing.
Outdoor Products— The increase in net sales was driven by acquired businesses, partially offset by declines in organic businesses primarily caused by lower volume as channel partners continue to be cautious with purchasing due to inventory levels and as consumers are pressured by high interest rates and other short-term factors affecting their purchases of consumer durable goods.

	Three months ended		Change		Six months ended		Change
Gross Profit:	September 24, 2023	September 25, 2022	Dollars	Percent	September 24, 2023	September 25, 2022	Dollars	Percent
Sporting Products	$115,239	$159,138	$(43,899)	(27.6)%	$247,142	$360,100	$(112,958)	(31.4)%
Outdoor Products	93,631	106,771	(13,140)	(12.3)%	188,485	199,279	(10,794)	(5.4)%
Corporate and other	—	(3,035)	3,035	100.0%	—	(3,035)	3,035	100.0%
Total	$208,870	$262,874	$(54,004)	(20.5)%	$435,627	$556,344	$(120,717)	(21.7)%
Gross profit margin	30.9%	33.6%			31.8%	35.1%
Three months ended
Sporting Products—The decrease in gross profit was primarily caused by decreased volume and price. Gross profit margin was 33.0% compared to 36.8% in the prior year quarter.
Outdoor Products—The decrease in gross profit was primarily caused by lower volume from organic businesses, partially offset by acquisitions. Gross profit margin was 28.6% compared to 30.6% in the prior year quarter.
Corporate and Other—The increase in gross profit was driven by prior year inventory step-up amortization.
Six months ended
Sporting Products—The decrease in gross profit was primarily caused by decreased volume and price. Gross profit margin was 34.0% compared to 38.2% in the prior year quarter.

Outdoor Products—The decrease in gross profit was primarily caused by lower volume from organic businesses and sell through of higher cost inventory, partially offset by acquisitions. Gross profit margin was 29.3% compared to 31.1% in the prior year quarter.
Corporate and Other—The increase in gross profit was driven by prior year inventory step-up amortization.

	Three months ended		Change		Six months ended		Change
Operating income:	September 24, 2023	September 25, 2022	Dollars	Percent	September 24, 2023	September 25, 2022	Dollars	Percent
Sporting Products	$92,348	$133,552	$(41,204)	(30.9)%	$200,812	$309,638	$(108,826)	(35.1)%
Outdoor Products	12,854	29,730	(16,876)	(56.8)%	19,378	57,416	(38,038)	(66.2)%
Corporate and other	(29,417)	(32,115)	2,698	8.4%	(52,219)	(63,462)	11,243	17.7%
Total	$75,785	$131,167	$(55,382)	(42.2)%	$167,971	$303,592	$(135,621)	(44.7)%
Operating income margin	11.2%	16.8%			12.3%	19.2%
Three months ended
Sporting Products—The decrease in operating income was primarily caused by decreased gross profit, partially offset by decreased selling costs. Operating income margin was 26.4% compared to 30.9% in the prior year quarter.
Outdoor Products—The decrease in operating income was primarily caused by decreased gross profit and increased selling, general, and administrative costs related to acquired businesses. These decreases were partially offset by reduced selling, general, and administrative costs related to organic businesses. Operating income margin was 3.9% compared to 8.5% in the prior year quarter.
Corporate and Other—The increase in operating income was primarily driven by decreased share-based compensation, transaction costs, incentive compensation, and inventory step-up amortization, partially offset by non-cash income for the change in the estimated fair value of the contingent consideration recognized in the prior year, and increased restructure and transition costs.
Six months ended
Sporting Products—The decrease in operating income was primarily caused by decreased gross profit, partially offset by decreased selling costs. Operating income margin was 27.7% compared to 32.8% in the prior year quarter.
Outdoor Products—The decrease in operating income was primarily caused by decreased gross profit and increased selling, general, and administrative costs related to acquired businesses. These decreases were partially offset by reduced selling, general, and administrative costs related to organic businesses. Operating income margin was 3.0% compared to 9.0% in the prior year quarter.
Corporate and Other—The increase in operating income was primarily driven by decreased share-based compensation, transaction costs, incentive compensation, and inventory step-up amortization, partially offset by non-cash income for the change in the estimated fair value of the contingent consideration recognized in the prior year, and increased transition and restructure costs.

	Three months ended		Change		Six months ended		Change
Other expense (income), net:	September 24, 2023	September 25, 2022	Dollars	Percent	September 24, 2023	September 25, 2022	Dollars	Percent
Other expense (income), net	$1,174	$(741)	$1,915	258.4%	$1,715	$(741)	$2,456	331.4%
The increase in other expense (income), net was caused by foreign exchange losses related to our businesses acquired during the second quarter of fiscal year 2023.

	Three months ended		Change		Six months ended		Change
Interest expense, net:	September 24, 2023	September 25, 2022	Dollars	Percent	September 24, 2023	September 25, 2022	Dollars	Percent
Corporate and other	$16,643	$13,934	$2,709	19.4%	$32,861	$20,244	$12,617	62.3%
For the three months ended September 24, 2023, the increase in interest expense is due to higher average interest rates. For the six months ended September 24, 2023, the increase in interest expense is due to higher debt and average interest rates, as well as increased amortization of debt issuance cost associated with our debt refinancing.

	Three months ended					Six months ended
Income tax provision:	September 24, 2023	Effective Rate	September 25, 2022	Effective Rate	$ Change	September 24, 2023	Effective Rate	September 25, 2022	Effective Rate	$ Change
Corporate and other	$13,546	23.4%	$24,519	20.8%	$(10,973)	$30,873	23.1%	$64,619	22.7%	$(33,746)
See Note 14, Income Taxes, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details regarding income taxes.
The increase in the effective rate for both the three and six months ended September 24, 2023 in relation to the comparable prior year periods is primarily driven by a decrease in discrete tax benefit items recognized during the prior year period offset in part by an increase in current period tax credits over lower current year income, resulting in a larger rate benefit.
Financial Condition
Cash decreased to $39,954 at September 24, 2023 compared to $86,208 at March 31, 2023. This decrease in cash was related to cash used in financing activities of $139,806, and cash used in investing activities of $13,288, partially offset by cash provided by operating activities of $107,540. We used our cash and cash equivalents as well as cash provided by operating activities to fund our operations, pay down our debt and invest in capital expenditures.
Net accounts receivable increased $57,665 compared to March 31, 2023 primarily resulting from higher sales in the back-half of the quarter, increased sales to our customer base with longer payment terms and lower accounts receivable balances due to accelerated collections at the end of fiscal year 2023. Net accounts receivable as of September 24, 2023 compared to the prior year quarter decreased $34,665 primarily due to a reduction in sales. Cash used to purchase inventory decreased compared to the prior year period as a result of improvements in our inventory management.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and fund the 2022 Share Repurchase Program over the next 12 months. As of September 24, 2023, based on the borrowing base less outstanding borrowings of $295,000, outstanding letters of credit of $14,878, less the minimum required borrowing base of $57,000, the amount available under the 2022 ABL Revolving Credit Facility was $170,289. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 43.5% as of September 24, 2023. See Note 12, Long-term Debt, for additional discussion of our indebtedness.
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
Contractual Obligations and Commitments
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of September 24, 2023, current and long-term operating lease liabilities of $15,562 and $97,651, respectively, were recorded in the accompanying condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.

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
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the six months ended September 24, 2023 and September 25, 2022. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II included in our Annual Report on Form 10-K for fiscal year 2023. Our exposure to market risk has not changed materially since March 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 24, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended March 31, 2023 with respect to the Risk Factors, other than the addition of the Risk Factors set forth below.
The consummation of the Sporting Products Sale is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Sporting Products Sale may not be completed.
The Sporting Products Sale is subject to certain customary closing conditions, including, among other things: (i) the approval of Vista Outdoor’s stockholders; (ii) any waiting period (or any extension thereof) applicable to the Sporting Products Sale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having been terminated or having expired, CFIUS Approval (as defined in the Merger Agreement) having been received and certain other regulatory approvals or consents having been obtained; (iii) the absence of legal restraints prohibiting the Sporting Products Sale; (iv) the completion of certain actions required to be taken pursuant to the Separation Agreement (as defined in the Merger Agreement) prior to consummation of the Sporting Products Sale; (v) the Form S-4 to be filed by Revelyst having become effective under the Securities Act and not being the subject of any stop order; (vi) the shares of common stock of Revelyst to be distributed in connection with the Sporting Products Sale having been approved for quotation on the New York Stock Exchange, subject to official notice of issuance, and (vii) other customary conditions specified in the Merger Agreement. The failure to satisfy any or all of the required conditions could delay the completion of the Sporting Products Sale by a significant period of time or prevent it from occurring. Any delay in completing the Sporting Products Sale could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Sporting Products Sale is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Sporting Products Sale will be satisfied or waived or that the Sporting Products Sale will be completed within the expected timeframe or at all.
Failure to complete the Sporting Products Sale could adversely affect our stock price and business, results of operations or financial condition.
There can be no assurance that the conditions to the closing of the Sporting Products Sale will be satisfied or waived or that the Sporting Products Sale will be completed. If the Sporting Products Sale is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Sporting Products Sale, including the following: (i) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Sporting Products Sale closes; (ii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business during the pendency of the Sporting Products Sale, which may adversely affect our ability to execute certain of our business strategies; (iii) we may lose key employees during the period in which we and CSG are pursuing the Sporting Products Sale, which may adversely affect us in the future if we are not able to hire and retain qualified personnel to replace departing employees; (iv) the Sporting Products Sale, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us and (v) that another transaction acceptable to us may not be offered and our business, prospects or results of operation may be adversely impacted as a result. If the Sporting Products Sale is not completed, these risks could materially affect our business, results of operations or financial condition and stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Sporting Products Sale will be completed.
While the Sporting Products Sale is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition.
In connection with the Sporting Products Sale, some of our customers, vendors or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Sporting Products Sale is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of our business prior to the closing of the Sporting Products Sale, we may be unable to (without CSG’s prior written consent, unless another exception under the Merger Agreement applies), during the pendency of the Sporting Products Sale, pursue certain strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. This may cause us to forego certain opportunities we might otherwise pursue. In addition, the pendency of the Sporting Products Sale may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us or our businesses.
The Merger Agreement prohibits Vista Outdoor from soliciting, initiating or knowingly assisting, facilitating or encouraging any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, the right of Vista Outdoor to terminate the Merger Agreement to accept a Company Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, if the Merger Agreement is terminated under certain circumstances, including by Vista Outdoor to enter into an alternative acquisition agreement with respect to a Company Superior Proposal, Vista Outdoor will be required to pay CSG a termination fee of $47,750,000 in immediately available funds. The termination fee and non-solicitation restrictions could discourage other companies from trying to acquire Vista Outdoor or its businesses even though those other companies might be willing to offer greater value to Vista Outdoor’s stockholders than is offered in the Sporting Products Sale.
Litigation against Vista Outdoor, CSG, or the members of their respective boards, could prevent or delay the completion of the Sporting Products Sale or result in the payment of damages following completion of the Sporting Products Sale.
It is a condition to the Sporting Products Sale that no court of competent jurisdiction or other governmental authority shall have issued a judgment, order, injunction, ruling, writ, decree or other directive or enacted a law that is in effect that prohibits, enjoins or makes illegal the consummation of the Sporting Products Sale. It is possible that that lawsuits may be filed by our stockholders challenging the Sporting Products Sale. The outcome of any such lawsuits cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Sporting Products Sale on the agreed-upon terms, such an injunction may delay the consummation of the Sporting Products Sale in the expected timeframe, or may prevent the Sporting Products Sale from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Sporting Products Sale and ongoing business activities, which could adversely affect our operations.
If the Sporting Products Sale is not consummated by the applicable deadline, either we or CSG may terminate the Merger Agreement, subject to certain exceptions.
Either we or CSG may terminate the Merger Agreement if the Sporting Products Sale has not been consummated by October 15, 2024 (with such deadline to be automatically extended to January 15, 2025, in the event that all closing conditions except for those relating to regulatory approvals, and those that by their nature are to be satisfied at or immediately prior to closing, have been satisfied by October 15, 2024). However, this termination right will not be available to Vista Outdoor or CSG (as applicable) if the failure to consummate the Sporting Products Sale on or prior to such date is primarily due to the breach by such party, or such party’s affiliates who are party to the Merger Agreement, of any Transaction Document. In the event the Merger Agreement is terminated by either party due to the failure of the Sporting Products Sale to close by October 15, 2024 (or, if applicable, January 15, 2025) or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Sporting Products Sale.
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

2.5*+
Agreement and Plan of Merger, dated as of October 15, 2023 by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc, CSG Elevate III Inc., and, solely for the purposes of the Guarantor Provisions, CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023)

2.6*+
Separation Agreement, dated as of October 15, 2023 by and between Vista Outdoor Inc. and Revelyst, Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023)

3.1*
Amended and Restated Certificate of Incorporation of Vista Outdoor Inc. (Exhibit 3.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

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
10.5*
Employment Agreement, dated as of July 20, 2023, by and between Vista Outdoor Inc. and Eric Nyman (incorporated by reference to Exhibit 10.1 to the 8-K, filed with the Securities and Exchange Commission on July 21, 2023)

10.6*
Compensation Letter, dated as of July 20, 2023, by and between Vista Outdoor Inc. and Jason Vanderbrink (incorporated by reference to Exhibit 10.2 to the 8-K, filed with the Securities and Exchange Commission on July 21, 2023)

10.7*
Compensation Letter, dated as of July 26, 2023, by and between Vista Outdoor Inc. and Andrew Keegan (incorporated by reference to Exhibit 10.1 to the 8-K, filed with the Securities and Exchange Commission on July 28, 2023)

10.8*
Compensation Letter, dated as of September 1, 2023, by and between Vista Outdoor Inc. and Jason Vanderbrink (incorporated by reference to Exhibit 10.1 to the 8-K, filed with the Securities and Exchange Commission on September 5, 2023)

10.9*
Employee Matters Agreement, dated as of October 15, 2023, by and between Vista Outdoor Inc. and Revelyst, Inc. (incorporated by reference to Exhibit 10.1 to the 8-K, filed with the Securities and Exchange Commission on October 16, 2023)

10.10*
Form of Transition Services Agreement, by and between Vista Outdoor Inc. and Revelyst, Inc. (incorporated by reference to Exhibit 10.2 to the 8-K, filed with the Securities and Exchange Commission on October 16, 2023)

10.11*
Form of Subscription Agreement, by and between Vista Outdoor Inc. and CSG Elevate II Inc. (incorporated by reference to Exhibit 10.3 to the 8-K, filed with the Securities and Exchange Commission on October 16, 2023)

10.12*
Separation Agreement and General Release of Claims by and between Brad Crandell and Vista Outdoor Operations LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 to the 8-K, filed with the Securities and Exchange Commission on November 1, 2023)

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended September 24, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104
The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended September 24, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).

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

VISTA OUTDOOR INC.
Date:	November 2, 2023	By:	/s/ Andrew Keegan
		Name:	Andrew Keegan
		Title:	Vice President and Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)