Form 10-Q
period 2023-12-24
Vista Outdoor Inc.
filed 2024-02-01
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 29, 2024, there were 58,146,933 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Amounts in thousands except share data)	December 24, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$57,028	$86,208
Net receivables	374,010	339,373
Net inventories	654,839	709,897
Income tax receivable	13,692	—
Other current assets	36,630	60,636
Total current assets	1,136,199	1,196,114
Net property, plant, and equipment	208,277	228,247
Operating lease assets	95,906	106,828
Goodwill	303,995	465,709
Net intangible assets	638,298	733,176
Deferred income tax assets	4,973	—
Deferred charges and other non-current assets, net	65,953	68,808
Total assets	$2,453,601	$2,798,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$65,000	$65,000
Accounts payable	126,507	136,556
Accrued compensation	46,438	60,719
Accrued income taxes	—	6,676
Federal excise, use, and other taxes	35,323	38,543
Other current liabilities	166,764	146,377
Total current liabilities	440,032	453,871
Long-term debt	763,986	984,658
Deferred income tax liabilities	—	40,749
Long-term operating lease liabilities	95,429	103,313
Accrued pension and postemployment benefits	23,990	25,114
Other long-term liabilities	47,259	59,384
Total liabilities	1,370,696	1,667,089
Commitments and contingencies (Note 12 and 15)
Common stock — $.01 par value:
Authorized — 500,000,000 shares
Issued and outstanding — 58,122,198 shares as of December 24, 2023 and 57,085,756 shares as of March 31, 2023	580	570
Additional paid-in capital	1,655,539	1,711,155
Accumulated deficit	(276,201)	(230,528)
Accumulated other comprehensive loss	(75,331)	(80,802)
Common stock in treasury, at cost — 5,842,241 shares held as of December 24, 2023 and 6,878,683 shares held as of March 31, 2023	(221,682)	(268,602)
Total stockholders' equity	1,082,905	1,131,793
Total liabilities and stockholders' equity	$2,453,601	$2,798,882
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Sales, net	$682,253	$754,775	$2,052,394	$2,339,065
Cost of sales	479,402	515,969	1,413,916	1,543,915
Gross profit	202,851	238,806	638,478	795,150
Operating expenses:
Research and development	12,267	12,382	36,550	31,433
Selling, general, and administrative	151,821	129,738	395,194	363,439
Impairment of goodwill and intangibles (Note 11)	218,812	—	218,812	—
Operating income (loss)	(180,049)	96,686	(12,078)	400,278
Other income (expense), net (Note 5)	86	639	(1,629)	1,380
Interest expense, net	(15,227)	(18,953)	(48,088)	(39,197)
Income (loss) before income taxes	(195,190)	78,372	(61,795)	362,461
Income tax benefit (provision)	46,995	(13,225)	16,122	(77,844)
Net income (loss)	$(148,195)	$65,147	$(45,673)	$284,617
Earnings (loss) per common share:
Basic	$(2.55)	$1.15	$(0.79)	$5.03
Diluted	$(2.55)	$1.13	$(0.79)	$4.91
Weighted-average number of common shares outstanding:
Basic	58,078	56,574	57,866	56,538
Diluted	58,078	57,843	57,866	58,022

Net income (loss) (from above)	$(148,195)	$65,147	$(45,673)	$284,617
Other comprehensive income, net of tax:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(176) and $(528) for the three and nine months ended December 24, 2023, respectively, and $(221) and $(663) for the three and nine months ended December 25, 2022, respectively	562	694	1,686	2,082
Change in derivatives, net of tax (expense) benefit of $254 and $(896) for the three and nine months ended December 24, 2023, respectively, and $164 and $945 for the three and nine months ended December 25, 2022, respectively	(812)	(515)	2,860	(793)
Change in cumulative translation adjustment, net of tax (expense) of $0 and $0 for the three and nine months ended December 24, 2023, respectively, and $(3) and $(171) for the three and nine months ended December 25, 2022, respectively	954	994	925	(877)
Total other comprehensive income	704	1,173	5,471	412
Comprehensive income (loss)	$(147,491)	$66,320	$(40,202)	$285,029
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(Amounts in thousands)	December 24, 2023	December 25, 2022
Operating Activities:
Net income (loss)	$(45,673)	$284,617
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	36,981	35,660
Amortization of intangible assets	37,826	31,431
Amortization of deferred financing costs	6,222	4,603
Impairment of goodwill and intangibles (Note 11)	218,812	—
Impairment of long-lived assets	2,845	—
Change in fair value of contingent consideration	3,146	(16,403)
Deferred income taxes	(47,139)	(6,165)
Gain on foreign exchange	(941)	(586)
Loss on disposal of property, plant, and equipment	387	699
Share-based compensation	7,917	19,590
Changes in assets and liabilities:
Net receivables	(33,761)	31,127
Net inventories	58,634	(45,568)
Accounts payable	(8,260)	(11,254)
Accrued compensation	(14,166)	(39,558)
Accrued income taxes	(22,683)	13,538
Federal excise, use, and other taxes	(3,214)	(4,643)
Pension and other postretirement benefits	1,090	1,600
Other assets and liabilities	42,246	8,828
Cash provided by operating activities	240,269	307,516
Investing Activities:
Capital expenditures	(19,418)	(25,157)
Acquisition of businesses, net of cash received	—	(761,497)
Proceeds from the disposition of property, plant, and equipment	137	43
Cash used in investing activities	(19,281)	(786,611)
Financing Activities:
Proceeds from credit facility	172,000	468,000
Repayments of credit facility	(257,000)	(223,000)
Proceeds from issuance of long-term debt	—	350,000
Debt issuance costs	(63)	(16,935)
Payments on long-term debt	(140,000)	(35,000)
Payments made for contingent consideration	(8,585)	—
Proceeds from exercise of stock options	127	205
Payment of employee taxes related to vested stock awards	(16,840)	(8,946)
Cash (used in) provided by financing activities	(250,361)	534,324
Effect of foreign exchange rate fluctuations on cash	193	(387)
Increase (decrease) in cash and cash equivalents	(29,180)	54,842
Cash and cash equivalents at beginning of period	86,208	22,584
Cash and cash equivalents at end of period	$57,028	$77,426
Supplemental Cash Flow Disclosures:
Non-cash investing activity:
Capital expenditures included in accounts payable and other current liabilities	$2,683	$4,020
Contingent consideration in connection with business combinations	$—	$11,400
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, September 24, 2023	58,062,364	$579	$1,653,407	$(128,006)	$(76,035)	$(224,201)	$1,225,744
Comprehensive income (loss)	—	—	—	(148,195)	704	—	(147,491)
Exercise of stock options	6,296	—	(151)	—	—	239	88
Share-based compensation	—	—	5,237	—	—	—	5,237
Restricted stock vested and shares withheld	49,808	—	(2,930)	—	—	2,136	(794)
Employee stock purchase plan	3,730	—	(24)	—	—	142	118
Other	—	1	—	—	—	2	3
Balance, December 24, 2023	58,122,198	$580	$1,655,539	$(276,201)	$(75,331)	$(221,682)	$1,082,905

Balance, September 25, 2022	56,566,915	$566	$1,717,750	$(1,340)	$(77,440)	$(290,085)	$1,349,451
Comprehensive income	—	—	—	65,147	1,173	—	66,320
Exercise of stock options	1,257	—	(25)	—	—	49	24
Share-based compensation	—	—	4,834	—	—	—	4,834
Restricted stock vested and shares withheld	929	—	(52)	—	—	40	(12)
Employee stock purchase plan	6,195	—	(100)	—	—	243	143
Other	109	—	(113)	—	—	5	(108)
Balance, December 25, 2022	56,575,405	$566	$1,722,294	$63,807	$(76,267)	$(289,748)	$1,420,652

(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2023	57,085,756	$570	$1,711,155	$(230,528)	$(80,802)	$(268,602)	$1,131,793
Comprehensive income (loss)	—	—	—	(45,673)	5,471	—	(40,202)
Exercise of stock options	8,706	—	(206)	—	—	333	127
Share-based compensation	—	—	7,917	—	—	—	7,917
Restricted stock vested and shares withheld	961,013	—	(61,029)	—	—	44,049	(16,980)
Employee stock purchase plan	8,759	—	(83)	—	—	333	250
Other	57,964	10	(2,215)	—	—	2,205	—
Balance, December 24, 2023	58,122,198	$580	$1,655,539	$(276,201)	$(75,331)	$(221,682)	$1,082,905

Balance, March 31, 2022	56,093,456	$560	$1,730,927	$(220,810)	$(76,679)	$(309,599)	$1,124,399
Comprehensive income	—	—	—	284,617	412	—	285,029
Exercise of stock options	14,407	—	(360)	—	—	565	205
Share-based compensation	—	—	19,590	—	—	—	19,590
Restricted stock vested and shares withheld	415,294	—	(26,016)	—	—	17,251	(8,765)
Employee stock purchase plan	12,197	—	(176)	—	—	478	302
Other	40,051	6	(1,671)	—	—	1,557	(108)
Balance, December 25, 2022	56,575,405	$566	$1,722,294	$63,807	$(76,267)	$(289,748)	$1,420,652
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended December 24, 2023
(Amounts in thousands except per share data and unless otherwise indicated)
1. The Company and Basis of Presentation
Nature of Operations—Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We operate through two reportable segments, The Kinetic Group (formerly Sporting Products) and Revelyst (formerly Outdoor Products), which were renamed during our third fiscal quarter. See Note 16, Operating Segment Information, for further information. We are headquartered in Anoka, Minnesota and have manufacturing and distribution facilities in the United States, Canada, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network serving customers in over 100 countries. Vista Outdoor was incorporated in Delaware in 2014.
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
Change in Presentation—In connection with our preparation of the condensed consolidated financial statements for the three and nine months ended December 24, 2023, we changed the presentation of "Earnings (loss) before interest, income taxes, and other" to "Operating income (loss)" within the condensed consolidated statements of comprehensive income (loss). This correction did not affect previously reported net income (loss) and is immaterial to the previously issued financial statements.
Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates properly reflect changes in our business or as new information becomes available.
New Accounting Pronouncements—Our accounting policies are described in Note 1 of the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal year 2023, which was filed with the SEC on May 25, 2023. Such significant accounting policies are applicable for periods prior to the following new accounting standards.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures.
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
Goodwill—Our policy is to test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
During the third quarter of fiscal year 2024, as a result of an increasingly challenging economic environment for consumers due to higher interest rate expectations continuing, and other factors affecting the market for our products, we reduced our projections for fiscal year 2024 and beyond for the majority of our reporting units within the Revelyst reportable segment. As a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, combined with the decline in our stock price in the third fiscal quarter, we concluded that triggering events had occurred potentially indicating that the fair values of certain reporting units within our Revelyst reportable segment were less than their carrying values. Based on these events, we completed an interim quantitative goodwill impairment analysis and recognized goodwill impairment losses of $161,714 related to reporting units within our Revelyst reportable segment, which are included in "Impairment of goodwill and intangibles" on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 24, 2023. See Note 11, Goodwill and Intangible Assets, for further information.
For the third quarter fiscal year 2024 interim quantitative goodwill impairment analysis, we determined the estimated fair value of each reporting unit and compared it to their respective carrying amounts, including goodwill. The fair value of each reporting unit was determined considering both an income and market approach. We weighted the valuations of our Revelyst segment reporting units using 100% of the income approach, specifically the discounted cash flow method. The weighted average cost of capital used in the income approach ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. We weighted the value of The Kinetic Group reporting unit using 100% of the market approach, based on the offer accepted in the Sporting Products Sale. This market approach method estimates the price reasonably expected to be realized. See Sale of Sporting Products and Planned Separation in the Executive Summary and Financial Highlights of Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Sporting Products Sale.
In developing the discounted cash flow analysis, our assumptions about forecasted revenues and operating margins, capital expenditures, and changes in working capital were based on forecasts, as reviewed by the Board of Directors, and assume a terminal growth rate thereafter. A separate discount rate was determined for each Revelyst reporting unit and these cash flows were then discounted to determine the fair value of the reporting unit. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measurements).
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
Indefinite-Lived Intangible Assets—Indefinite lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. In conjunction with our interim quantitative goodwill impairment analysis, we performed a fair value analysis on our indefinite-lived trademarks and trade names within the Revelyst reportable segment, which resulted in impairment losses of $50,300, related to indefinite lived intangible assets. These losses are included in "Impairment of goodwill and intangibles" on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 24, 2023. We performed a step zero analysis on The Kinetic Group indefinite-lived trade names. See Note 11, Goodwill and Intangible Assets, for further information.
We calculated the fair value of our indefinite lived intangibles using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. We estimated the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We based our fair values and estimates on assumptions we believed to be reasonable, but which are unpredictable and inherently uncertain.

Our assumptions used to develop the discounted cash flow analysis and the relief-from-royalty calculation require us to make significant estimates. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, it is possible that the estimated fair value of certain reporting units or trade names could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and trade names for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or trade names as appropriate.
Long-Lived Assets—Our long-lived assets consist primarily of property, plant, and equipment, amortizing right-of-use assets related to our operating leases and amortizing costs related to cloud computing arrangements. Our primary identifiable intangible assets include trademarks and trade names, patented technology, and customer relationships. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value.
In conjunction with our interim quantitative goodwill impairment analysis, we performed recoverability tests of our long-lived assets, including amortizing intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets. Based on the results of the recoverability test, we determined that the fair value of certain definite lived intangibles related to trade names and customer relationship within our Outdoor Cooking reporting unit were less than their carrying value. The fair value of these intangibles was determined using the cost approach. As a result, we recorded impairment charges totaling $6,798 related to amortizing intangible assets, which are included in "Impairment of goodwill and intangibles" on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 24, 2023. See Note 11, Goodwill and Intangible Assets, for further information.
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
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. Based on an amendment made to the QuietKat contingent consideration agreement subsequent to quarter end, the estimated fair value of the contingent consideration was increased to $8,915 as of December 24, 2023. The fair value adjustments are recorded in selling, general, and administrative in the condensed consolidated statements of comprehensive income (loss). As of December 24, 2023, the estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier, and Fox Racing are $8,915, $5,920 and $0, respectively. Cash payouts during fiscal year 2024 related to our Fox Racing and QuietKat liabilities.
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	December 24, 2023	March 31, 2023
Other current liabilities	$11,750	$8,586
Other long-term liabilities	3,085	11,688
Total	$14,835	$20,274

Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2024:

Balance, March 31, 2023	$20,274
Increase in fair value	3,146
Payments made	(8,585)
Balance, December 24, 2023	$14,835
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of December 24, 2023 and March 31, 2023 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of December 24, 2023 and March 31, 2023 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	December 24, 2023		March 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
Fixed-rate debt (1)	$500,000	$488,000	$500,000	$404,000
Variable-rate debt (2)	335,000	335,000	560,000	560,000
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
(2) Variable rate debt—The carrying value of the amounts outstanding under our 2022 ABL Revolving Credit Facility and 2022 Term Loan approximates the fair value because the interest rates are variable and reflective of market rates as of December 24, 2023. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 12, Long-term Debt, for additional information on our credit facilities, including certain risks and uncertainties.
During the third fiscal quarter of 2024, we recognized impairment losses related to our goodwill and indefinite-lived intangible assets. The fair value of these assets are categorized within Level 3 of the fair value hierarchy. See Note 1, The Company and Basis of Presentation, and Note 11, Goodwill and Intangible Assets, for discussion and details of the impairment losses recorded in the third fiscal quarter of 2024.
We periodically evaluate the recoverability of the carrying amount of our long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 1, The Company and Basis of Presentation, and Note 11, Goodwill and Intangible Assets, for discussion of an identified trigger event and impairment expense related to certain amortizing intangibles during third fiscal quarter of 2024. See Note 3, Leases, for discussion of right of use asset (ROU) impairments during the fiscal year. Significant assumptions were used to estimate fair value of long-lived assets, which were categorized within Level 3 of the fair value hierarchy.

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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance sheet caption	December 24, 2023	March 31, 2023
Assets:
Operating lease assets	Operating lease assets	$95,906	$106,828

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$14,316	$16,351
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	95,429	103,313
Total lease liabilities		$109,745	$119,664
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended		Nine months ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Fixed operating lease costs (1)	$6,757	$7,406	$21,026	$20,300
Variable operating lease costs	1,208	522	3,453	1,980
Operating and sub-lease income	(262)	(157)	(692)	(464)
Net lease costs	$7,703	$7,771	$23,787	$21,816
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	December 24, 2023	March 31, 2023
Weighted average remaining lease term (years):
Operating leases	9.34	9.71

Weighted average discount rate:
Operating leases	8.52%	8.43%

The approximate minimum lease payments under non-cancelable operating leases as of December 24, 2023 are as follows:

Remainder of fiscal year 2024	$6,546
Fiscal year 2025	21,412
Fiscal year 2026	19,562
Fiscal year 2027	17,041
Fiscal year 2028	14,683
Thereafter	84,463
Total lease payments	163,707
Less imputed interest	(53,962)
Present value of lease liabilities	$109,745
Supplemental cash flow information related to leases is as follows:

	Nine months ended
	December 24, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$20,239	$16,623
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	7,498	33,228
ROU asset re-measurements	(6,105)	40
As part of integrating our recent acquisitions, we made strategic decisions to close office locations which are actively being marketed for sublease. Accordingly, during the three months ended and nine months ended December 24, 2023, we recognized ROU asset impairment of $43 and $2,845, respectively, reducing the carrying value of the lease asset to its estimated fair value.
4. Acquisitions
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products (Simms), a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The results of this business are reported within the Fishing operating segment and the Revelyst reportable segment.
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), a leader in motocross industry and a growing brand in the mountain bike category. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The results of this business are reported within the Sports Protection operating segment and the Revelyst reportable segment.
Fiscal year 2023 Fox Racing supplemental pro forma data:
Fox's net sales of $124,523 and net income of $2,498 since the acquisition date, August 5, 2022, were included in our consolidated results for the nine months ended December 25, 2022, are included in our consolidated results in the Revelyst reportable segment.
The following unaudited pro forma financial information presents our results as if the Fox Racing acquisition had occurred on April 1, 2021:

	Three months ended December 25, 2022	Nine months ended December 25, 2022
Sales, net	$754,775	$2,444,920
Net income	68,075	286,732

The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Three months ended December 25, 2022	Nine months ended December 25, 2022
Fees for advisory, legal, and accounting services (1)	$(99)	$(6,064)
Inventory step-up, net (2)	(3,772)	(6,287)
Interest (3)	—	10,627
Depreciation (4)	—	719
Amortization (5)	—	4,245
Management Fees (6)	—	(530)
Income tax provision (benefit) (7)	943	(1,199)
(1) During the three months and nine months ended December 25, 2022, we incurred a total of $99 and $6,064 in acquisition related costs, including legal and other professional fees, all of which were reported in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income (loss). This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal year 2022.
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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of December 24, 2023, we had outstanding lead forward contracts on approximately 1.3 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
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
Cash Flow Hedging Instrument
From time to time, we use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. As of December 24, 2023, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $3,518. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
As of December 24, 2023, we have no remaining foreign currency forward contracts not designated as cash flow hedge instruments.
During the three and nine months ended December 24, 2023 and December 25, 2022, we recorded net foreign currency translation and gains of $509 and $720, respectively, and $33 and $866, respectively, on the condensed consolidated statements of comprehensive income (loss) within Other income (expense), net.
Interest Rate swaps
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of December 24, 2023, we had the following interest rate swaps outstanding:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$50,000	$(499)	4.910%	5.378%	Feb 2026
Non-amortizing swap	25,000	(352)	4.650%	5.345%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. All unrealized gains and losses as shown as of December 24, 2023 will be recognized in the condensed consolidated statements of comprehensive income (loss) in interest expense within the next two fiscal years, at their then-current value.
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of December 24, 2023 and consolidated balance sheets as of March 31, 2023:

		Asset derivatives fair value as of
Derivatives not designated as hedging instruments	Balance sheet location	December 24, 2023	March 31, 2023
Foreign currency forward contracts	Other current assets	$—	$91
Total		$—	$91

		Liability derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	December 24, 2023	March 31, 2023
Foreign currency forward contracts	Other current liabilities	$69	$3,252
Interest rate swap contract	Other long-term liabilities	851	1,760
Total		$920	$5,012
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the three and the nine months ended December 24, 2023 and December 25, 2022, respectively:

	Gain (loss) recognized in other comprehensive income
	Three months ended		Nine months ended
Derivatives designated as cash flow hedging instruments:	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Foreign currency forward contracts	$(100)	$(2,920)	$142	$(2,920)
Lead forward contracts	(123)	2,335	153	1,305
Interest rate swap contracts	(1,123)	—	1,269	—
Total gain (loss)	$(1,346)	$(585)	$1,564	$(1,615)

		Gain (loss) reclassified from other comprehensive income into earnings
		Three months ended		Nine months ended
Derivatives designated as cash flow hedging instruments:	Location	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Foreign currency forward contracts	Cost of sales	$(160)	$—	$(1,349)	$—
Foreign currency forward contracts	Other income (expense), net	(417)	—	(1,634)	—
Lead forward contracts	Cost of sales	141	94	431	123
Interest rate swap contracts	Interest expense, net	156	—	360	—
Total gain (loss)		$(280)	$94	$(2,192)	$123

6. Revenue Recognition
The following tables disaggregate our net sales by major product category:

	Three months ended
	December 24, 2023			December 25, 2022
	The Kinetic Group	Revelyst	Total	The Kinetic Group	Revelyst	Total
Sporting Products (1)	$364,949	$—	$364,949	$401,504	$—	$401,504
Outdoor Accessories (2)	—	74,648	74,648	—	79,623	79,623
Action Sports (3)	—	111,778	111,778	—	132,322	132,322
Outdoor Recreation (4)	—	130,878	130,878	—	141,326	141,326
Total	$364,949	$317,304	$682,253	$401,504	$353,271	$754,775

Geographic Region:
United States	$330,556	$248,273	$578,829	$367,056	$261,090	$628,146
Rest of the world	34,393	69,031	103,424	34,448	92,181	126,629
Total	$364,949	$317,304	$682,253	$401,504	$353,271	$754,775

	Nine months ended
	December 24, 2023			December 25, 2022
	The Kinetic Group	Revelyst	Total	The Kinetic Group	Revelyst	Total
Sporting Products (1)	$1,091,041	$—	$1,091,041	$1,344,620	$—	$1,344,620
Outdoor Accessories (2)	—	188,700	188,700	—	221,704	221,704
Action Sports (3)	—	367,076	367,076	—	373,139	373,139
Outdoor Recreation (4)	—	405,577	405,577	—	399,602	399,602
Total	$1,091,041	$961,353	$2,052,394	$1,344,620	$994,445	$2,339,065

Geographic Region:
United States	$985,321	$719,000	$1,704,321	$1,244,437	$693,305	$1,937,742
Rest of the world	105,720	242,353	348,073	100,183	301,140	401,323
Total	$1,091,041	$961,353	$2,052,394	$1,344,620	$994,445	$2,339,065
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Nine months ended
(Amounts in thousands except per share data)	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Numerator:
Net income (loss)	$(148,195)	$65,147	$(45,673)	$284,617
Denominator:
Weighted-average number of common shares outstanding basic:	58,078	56,574	57,866	56,538
Dilutive effect of share-based awards (1)	—	1,269	—	1,484
Diluted shares	58,078	57,843	57,866	58,022
Earnings (loss) per common share:
Basic	$(2.55)	$1.15	$(0.79)	$5.03
Diluted	$(2.55)	$1.13	$(0.79)	$4.91
(1) Due to the loss from continuing operations for the three and nine months ended December 24, 2023, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Potentially dilutive securities of 300 were excluded from diluted EPS in three and nine months ended December 24, 2023, as we had a net loss. Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock were 23 and 316 for the three and nine months ended December 25, 2022, respectively.
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
Net receivables are summarized as follows:

	December 24, 2023	March 31, 2023
Trade receivables	$377,943	$349,424
Other receivables	16,095	8,899
Less: allowance for estimated credit losses and discounts	(20,028)	(18,950)
Net receivables	$374,010	$339,373
Walmart represented 12% and 10% of our total trade receivables balance as of December 24, 2023 and March 31, 2023, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses for the nine months ended December 24, 2023:

Balance, March 31, 2023	$18,950
Provision for credit losses	2,228
Write-off of uncollectible amounts, net of recoveries	(1,150)
Balance, December 24, 2023	$20,028
9. Inventories
Current net inventories consist of the following:

	December 24, 2023	March 31, 2023
Raw materials	$198,497	$199,225
Work in process	66,899	63,652
Finished goods	389,443	447,020
Net inventories	$654,839	$709,897
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $41,982 and $45,929 as of December 24, 2023 and March 31, 2023, respectively.

10. Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL, net of income taxes, are as follows:

	December 24, 2023	March 31, 2023
Derivatives	$(683)	$(3,543)
Pension and other postretirement benefits liabilities	(69,763)	(71,449)
Cumulative translation adjustment	(4,885)	(5,810)
Total AOCL	$(75,331)	$(80,802)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits, and foreign currency translation:

	Three months ended December 24, 2023				Nine months ended December 24, 2023
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$129	$(70,325)	$(5,839)	$(76,035)	$(3,543)	$(71,449)	$(5,810)	$(80,802)
Change in fair value of derivatives	(1,346)	—	—	(1,346)	1,564	—	—	1,564
Income tax impact on derivative instruments	254	—	—	254	(896)	—	—	(896)
Net losses reclassified from AOCL	280	—	—	280	2,192	—	—	2,192
Net actuarial losses reclassified from AOCL (1)	—	562	—	562	—	1,686	—	1,686
Net change in cumulative translation adjustment	—	—	954	954	—	—	925	925
Ending balance in AOCL	$(683)	$(69,763)	$(4,885)	$(75,331)	$(683)	$(69,763)	$(4,885)	$(75,331)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented, net of tax.

	Three months ended December 25, 2022				Nine months ended December 25, 2022
	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total	Derivatives	Pension and other postretirement benefits liabilities	Cumulative translation adjustment	Total
Beginning balance in AOCL	$(634)	$(69,687)	$(7,119)	$(77,440)	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	(585)	—	—	(585)	(1,615)	—	—	(1,615)
Income tax impact on derivative instruments	164	—	—	164	945	—	—	945
Net gains reclassified from AOCL	(94)	—	—	(94)	(123)	—	—	(123)
Net actuarial losses reclassified from AOCL (1)	—	694	—	694	—	2,082	—	2,082
Net change in cumulative translation adjustment	—	—	994	994	—	—	(877)	(877)
Ending balance in AOCL	$(1,149)	$(68,993)	$(6,125)	$(76,267)	$(1,149)	$(68,993)	$(6,125)	$(76,267)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 13, Employee Benefit Plans.

11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	The Kinetic Group	Revelyst	Total
Balance, March 31, 2023	$86,105	$379,604	$465,709
Impairment	—	(161,714)	(161,714)
Balance, December 24, 2023	$86,105	$217,890	$303,995
As of December 24, 2023 and March 31, 2023 $1,488,676 and $1,326,962 of accumulated impairment losses, recorded within the Revelyst segment, respectively. The goodwill recorded within The Kinetic Group segment has no accumulated impairment losses.
Fiscal year 2024 impairment
During the third fiscal quarter of 2024, we concluded that triggering events had occurred, potentially indicating that the fair values of our reporting units within our Revelyst reportable segment were less than their carrying values. We recognized impairment losses equal to the full carrying value of goodwill of $26,219 and $9,955, related to the reporting units of Outdoor Cooking and Stone Glacier, respectively, and a partial goodwill impairment loss of $125,540 related to our Golf reporting unit. Goodwill relating to the Ammunition reporting unit was not impaired as the fair value exceeded the carrying value. Our Ammunition and Golf reporting units comprise our remaining goodwill at December 24, 2023. See Note 1, The Company and Basis of Presentation, for the discussion of the triggering event and goodwill impairment analysis performed.
Additionally, we recorded impairment losses of $26,600, $9,600, $6,100, $4,500 $1,800, $1,100, and $600 related to the Fox Racing, Camelbak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived tradename assets, respectively. The carrying value of the indefinite lived intangible assets related to Fox Racing, Camelbak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports after the impairment was $58,400, $13,300, $12,000, $25,500, $15,300, $14,900, and $3,500, respectively, at December 24, 2023. We determined the fair value of our Fox Racing, Camelbak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived trade names using royalty rates of 3%, 1.5%, 1.5%, 3%, 1.5%, 1%, and 1%, respectively.
Intangible assets by major asset class consisted of the following:

	December 24, 2023			March 31, 2023
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$112,686	$(35,902)	$76,784	$113,915	$(30,848)	$83,067
Patented technology	36,854	(18,515)	18,339	36,854	(16,313)	20,541
Customer relationships and other	523,192	(180,320)	342,872	530,237	(151,272)	378,965
Total	672,732	(234,737)	437,995	681,006	(198,433)	482,573
Non-amortizing trade names	200,303	—	200,303	250,603	—	250,603
Net intangible assets	$873,035	$(234,737)	$638,298	$931,609	$(198,433)	$733,176
The decrease in the gross carrying amount of amortizing intangible assets during the nine months ended fiscal year 2024 was due to impairment as discussed in Note 1, The Company and Basis of Presentation, less increases due to the impact of foreign exchange rates. We recorded impairment expense related to customer relationship and trade name intangibles within our Outdoor Cooking reporting unit, net of accumulated amortization of $5,805 and $993, respectively. The decrease in non-amortizing trade names is due to impairment as discussed above. Amortization expense was $12,490 and $12,448 for the three months ended December 24, 2023 and December 25, 2022, respectively, and was $37,826 and $31,431 for the nine months ended December 24, 2023 and December 25, 2022, respectively. The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 11.65 years.

As of December 24, 2023, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2024	$12,441
Fiscal year 2025	49,746
Fiscal year 2026	46,736
Fiscal year 2027	45,286
Fiscal year 2028	40,116
Thereafter	243,670
Total	$437,995
12. Long-term Debt

Long-term debt consisted of the following:	December 24, 2023	March 31, 2023
2022 ABL Revolving Credit Facility	$270,000	$355,000
2022 Term Loan	65,000	205,000
Total Principal Amount of Credit Agreements	335,000	560,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	835,000	1,060,000
Less: unamortized deferred financing costs related to term loans	(6,014)	(10,342)
Carrying amount of long-term debt	828,986	1,049,658
Less: current portion	(65,000)	(65,000)
Carrying amount of long-term debt, excluding current portion	$763,986	$984,658
Credit Agreements—On August 5, 2022, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of December 24, 2023, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $270,000 and outstanding letters of credit of $14,878, less the minimum required borrowing base of $57,000, was $208,566. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below) and the 2022 Term Loan (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan matures on August 5, 2024 (the "Term Maturity Date") and is subject to quarterly principal payments on the last business day of each quarter in an amount equal to (i) 12.5% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan exceeds the Term Loan Formula Threshold described below, or (ii) 10.0% of the original principal amount of the 2022 Term Loan if the aggregate outstanding principal balance of the 2022 Term Loan is equal to or less than the Term Loan Formula Threshold described below. As of December 24, 2023, our quarterly principal payments are equal to 10.0% of the original principal amount of the 2022 Term Loan. The 2022 Term Loan is also subject to certain mandatory prepayment requirements, including with respect to the net cash proceeds from the sale of certain collateral, subject to our rights to reinvest such proceeds, and a percentage of our excess cash flow, to be calculated annually. The Term Loan Formula Threshold is based on a percentage of the appraisal value of eligible intellectual property, eligible machinery and equipment, and the fair market value of eligible real property minus certain reserves. Any outstanding term loans under the 2022 Term Loan will be payable in full on the Term Maturity Date.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of December 24, 2023, the margin under the 2022 ABL Revolving Credit Facility was 0.5% for base rate loans and 1.5% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.

Borrowings under the 2022 Term Loan bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 2.50% to 3.00% or the sum of Term SOFR plus a credit spread adjustment of 0.10%, plus a margin ranging from 3.50% to 4.00%. The margins vary based on our Term Loan Formula Threshold under the 2022 Term Loan. As of December 24, 2023, the margin under the 2022 Term Loan was 2.50% for base rate loans and 3.50% for Term SOFR loans.
As of December 24, 2023, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility and 2022 Term Loan was 7.18%.
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
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility and 2022 Term Loan impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. Each of the 2022 ABL Revolving Credit Facility and 2022 Term Loan contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. In addition, as long as the 2022 Term Loan remains outstanding, we also must maintain a maximum consolidated leverage ratio (as defined in the credit agreement) of 3.00:1.00 as of the end of each fiscal quarter. As of December 24, 2023, the consolidated leverage ratio was 1.8. Each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan includes a covenant that prohibits the “Planned Separation” (as defined in Vista Outdoor’s Form 10-K filing for the fiscal year ended March 31, 2022) with respect to the separation of Vista Outdoor’s Revelyst and The Kinetic Group segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. In October 2023, we announced our entry into a definitive agreement to sell The Kinetic Group business to Czechoslovak Group a.s. (“CSG”) on a cash-free, debt-free basis with a normalized level of working capital (the "The Kinetic Group Sale" or the “Sporting Products Sale”). See Sale of Sporting Products and Planned Separation in the Executive Summary of Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Sporting Products Sale. Vista Outdoor anticipates that each of the 2022 ABL Revolving Credit Facility and the 2022 Term Loan will be repaid in full (or, in the case of the 2022 ABL Revolving Credit Facility, amended to unconditionally release all The Kinetic Group entities from their obligations thereunder) prior to or upon the consummation of the Sporting Products Sale. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility or 2022 Term Loan, the lenders under the applicable facility may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $208,566 as of December 24, 2023. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commit to be a lender for such amount.
4.5% Notes—The indenture governing the 4.5% Notes contains covenants that, among other things, limit our ability to incur or permit to exist certain liens, sell, transfer or otherwise dispose of assets, consolidate, amalgamate, merge or sell all or substantially all of our assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, incur additional indebtedness, pay dividends, make other distributions, repurchase, or redeem our capital stock, prepay, redeem or repurchase certain debt and make loans and investments. Vista Outdoor anticipates that the 4.5% Notes will be redeemed in full upon the consummation of the Sporting Products Sale. See Sale of Sporting Products and Planned Separation in the Executive Summary of Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Sporting Products Sale.
The 2022 ABL Revolving Credit Facility, the 2022 Term Loan, and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of December 24, 2023, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility and 2022 Term Loan may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility and 2022 Term Loan, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
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
Cash Paid for Interest on Debt
Cash paid for interest on debt, for the three months ended December 24, 2023 and December 25, 2022 totaled $10,218 and $11,800, respectively. Cash paid for interest on debt, for the nine months ended December 24, 2023 and December 25, 2022 totaled $40,031 and $25,011, respectively.

13. Employee Benefit Plans
We recognized an aggregate net loss of $237 and $382 for employee defined benefit plans during the three months ended December 24, 2023 and December 25, 2022, respectively.
We recognized an aggregate net loss of $711 and $1,144 for employee defined benefit plans during the nine months ended December 24, 2023 and December 25, 2022, respectively.
Employer contributions and distributions—We made contributions of $0 and $0 to our pension trust during the nine months ended December 24, 2023 and December 25, 2022, respectively. No additional contributions are required and we are not expecting to make any contributions to our pension trust for the remainder of fiscal year 2024.
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
The income tax provisions for the three months ended December 24, 2023 and December 25, 2022 represent effective tax rates of 24.1% and 16.9%, respectively. The increase in the effective tax rate from the prior year three month period is primarily driven by the release of tax reserves for uncertain tax positions offset in part by nondeductible goodwill impairment in the current period, the beneficial true-up of prior year taxes, and non-taxable contingent consideration income in the prior year quarter. Because of losses in the current period, favorable tax adjustments cause an increase in the rate.
The income tax provisions for the nine months ended December 24, 2023 and December 25, 2022 represent effective tax rates of 26.1% and 21.5%, respectively. The increase in the effective tax rate from the prior year nine month period is primarily driven by the release of tax reserves for uncertain tax positions offset in part by nondeductible goodwill impairment in the current period. Because of losses in the current period, favorable tax adjustments cause an increase in the rate.
The effective tax rate for the three and nine months ended December 24, 2023 was higher than the statutory rate of 21% because of the loss in the current period, which caused favorable tax adjustments such as release of reserves for uncertain tax positions and the deduction for Foreign-Derived Intangible Income to increase the rate partially offset by nondeductible goodwill impairment. The effective tax rate for the three and nine months ended December 25, 2022 differed from the federal statutory rate of 21% due to state taxes and the beneficial impact of the prior year tax return filings and non-taxable contingent consideration income.
Income taxes paid, net of refunds, totaled $53,184 and $69,708 for the nine months ended December 24, 2023 and December 25, 2022, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $26,386 and $28,692 as of December 24, 2023 and March 31, 2023, respectively. Although the timing and outcome of income tax audit settlements are uncertain, it is expected that a $3,194 reduction of the liability for uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,562.
15. Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $163,707. See Note 3, Leases.
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
Certain of our former subsidiaries have been identified as a potentially responsible party ("PRPs" or "PRP"), along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $656 and $717 as of December 24, 2023 and March 31, 2023, respectively.
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
16. Operating Segment Information
As of December 24, 2023, we have eight operating segments, which have been aggregated into two reportable segments, The Kinetic Group and Revelyst. Segment reporting is based upon the “management approach,” i.e., how we organize operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our Chief Operating Decision Makers (CODMs) are our two Co-Chief Executive Officers. During the third fiscal quarter of 2024, we changed the names of our reportable segments. The segment name changes did not result in any change to the compositions of our reportable segments and therefore did not result in any change to historical results. Our Ammunition operating segment, which is its own reportable segment, was renamed from Sporting Products to The Kinetic Group. The formerly named Outdoor Products reportable segment is now referred to as Revelyst. We aggregate our Outdoor Accessories, Sports Protection, Outdoor Cooking, Hydration, Golf, Fishing, and Cycling operating segments into the Revelyst reportable segment. The operating segments aggregating into our Revelyst reportable segment rely primarily on international suppliers to manufacture the products they sell, which impacts their economic characteristics in a similar manner. These operating segments also share other commonalities or risks, such as technology or intellectual property sharing, commonly regulated environments, similar input cost risks, and nature of their products. Consumers of the products in these operating segments are typically looking to upgrade or replace their products in a similar time frame.
Our CODMs relies on internal management reporting that analyzes our segment's operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability. As segment assets are not reported to or used by the CODMs to measure business performance or allocate resources, total segment assets are not presented below.
The Kinetic Group and Revelyst reportable segments generated approximately 53% and 47%, respectively, of our external sales in the nine months ended December 24, 2023.
No single customer contributed more than 10% of our sales in the nine months ended December 24, 2023 and December 25, 2022.

The following tables contain information utilized by management to evaluate our operating segments for the periods presented:

	Three months ended December 24, 2023
	The Kinetic Group	Revelyst	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$364,949	$317,304	$682,253	$—	$682,253
Gross profit	118,111	84,740	202,851	—	202,851

Operating income (loss)	$95,347	$(2,853)	$92,494	$(272,543)	$(180,049)
Other income, net	—	—	—	86	86
Interest expense, net	—	—	—	(15,227)	(15,227)
Income (loss) before income taxes	$95,347	$(2,853)	$92,494	$(287,684)	$(195,190)

Depreciation and amortization	$6,491	$17,573	$24,064	$937	$25,001

	Nine months ended December 24, 2023
	The Kinetic Group	Revelyst	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$1,091,041	$961,353	$2,052,394	$—	$2,052,394
Gross profit	365,253	273,225	638,478	—	638,478

Operating income (loss)	$296,159	$16,525	$312,684	$(324,762)	$(12,078)
Other expense, net	—	—	—	(1,629)	(1,629)
Interest expense, net	—	—	—	(48,088)	(48,088)
Income (loss) before income taxes	$296,159	$16,525	$312,684	$(374,479)	$(61,795)

Depreciation and amortization	$19,348	$52,625	$71,973	$2,834	$74,807

	Three months ended December 25, 2022
	The Kinetic Group	Revelyst	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$401,504	$353,271	$754,775	$—	$754,775
Gross Profit	141,459	102,396	243,855	(5,049)	238,806

Operating income (loss)	$117,935	$13,475	$131,410	$(34,724)	$96,686
Other income, net	—	—	—	639	639
Interest expense, net	—	—	—	(18,953)	(18,953)
Income (loss) before income taxes	$117,935	$13,475	$131,410	$(53,038)	$78,372

Depreciation and amortization	$6,171	$17,598	$23,769	$1,022	$24,791

	Nine months ended December 25, 2022
	The Kinetic Group	Revelyst	Reportable segments total	Corporate and other reconciling items (a)	Consolidated total
Sales, net	$1,344,620	$994,445	$2,339,065	$—	$2,339,065
Gross Profit	501,558	301,675	803,233	(8,083)	795,150

Operating (loss) income	$427,573	$70,891	$498,464	$(98,186)	$400,278
Other income, net	—	—	—	1,380	1,380
Interest expense, net	—	—	—	(39,197)	(39,197)
Income (loss) before income taxes	$427,573	$70,891	$498,464	$(136,003)	$362,461

Depreciation and amortization	$18,951	$44,948	$63,899	$3,192	$67,091
(a) includes corporate general and administrative expenses of $49,180 and $101,734 for the three and nine months ended December 24, 2023 and $21,167 and $62,574 for the three and nine months ended December 25, 2022, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODMs. Reconciling items for the three and nine months ended December 24, 2023 included impairment of goodwill and intangibles of $218,812, post-acquisition compensation expense of $1,405 and $4,216 and contingent consideration fair value adjustment of $3,146, respectively. Reconciling items for the three and nine months ended December 25, 2022 included post-acquisition compensation expense of $3,530 and $11,130, inventory fair value step-up expenses related to the Fox Racing and Simms acquisitions of $5,049 and $8,079, and contingent consideration fair value adjustment of $4,978 and $16,403, respectively.
Sales, net, exclude all intercompany sales between The Kinetic Group and Revelyst, which were not material for the three and nine months ended December 24, 2023 and December 25, 2022.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except per share data and unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements," including those that discuss, among other things: our plans, objectives, expectations, intentions, strategies, goals, outlook or other non-historical matters; projections with respect to future revenues, income, earnings per share or other financial measures for Vista Outdoor; and the assumptions that underlie these matters. The words "believe," "expect," "anticipate," "plan", "intend," "aim," "should" and similar expressions are intended to identify such forward-looking statements. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from the expectations described in such forward-looking statements, including the following:
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
•our competitive environment;
•our ability to adapt our products to changes in technology, the marketplace and customer preferences, including our ability to respond to shifting brand and product preferences of the end consumer and from brick and mortar retail to online retail;
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
You are cautioned not to place undue reliance on any forward-looking statements we make, which are based only on information currently available to us and speak only as of the date hereof. which are based only on information currently available to us and speak only as of the date hereof. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal year 2023 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Business and Products
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. Our portfolio of 41 brands are well known market leaders in their respective product categories.
We operate through two reportable segments: The Kinetic Group and Revelyst. Information regarding our segments is further discussed below and in Note 16, Operating Segment Information, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail.
The Kinetic Group
The Kinetic Group reportable segment designs, develops, distributes and manufactures ammunition, primers and components and serves devoted hunters, recreational shooters, federal and local law enforcement agencies and the military. The Kinetic Group reportable segment consists of our Ammunition operating segment, which includes our ammunition-related businesses, including Federal, Remington, CCI, Speer, and HEVI-Shot, which are collectively referred to as The Kinetic Group business.
The Kinetic Group segment generated approximately 53% of our external sales for the nine months ended December 24, 2023. The product lines within The Kinetic Group segment are focused on the following categories:
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

Revelyst
Our Revelyst reportable segment designs, develops, distributes and manufactures gear and equipment to a diverse range of outdoor enthusiasts around the world, including hikers, campers, cyclists, off-road riders, skiers, snowboarders, backyard grillers, golfers, anglers and hunters. Our Revelyst reportable segment consists of:
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
Our Revelyst segment generated approximately 47% of our external sales for the nine months ended December 24, 2023. The product lines within our Revelyst segment are focused on the following categories:
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
•Fishing waders, sportswear, outerwear, footwear and fishing tools and accessories; and
•Ultralightweight, performance hunting gear designed for backcountry use.
Executive Summary and Financial Highlights
Management currently considers the following events, results, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
For the three months ended December 24, 2023, net sales decreased $72,522 as compared to the prior fiscal year quarter. Within The Kinetic Group, these decreases were caused by a decline in shipments across nearly all categories, as channel inventory has normalized and reduced pricing. The Kinetic Group reported a 16.5% decrease in gross profit for the three months ended December 24, 2023 due to decreased volume, price, unfavorable mix, and increased input costs due to inflation, as compared to the same prior year quarter. During the third quarter and entire fiscal year of 2024, our Revelyst segment business has been significantly adversely affected by the high interest rates and pressures posed by inflation, which created an increasingly challenging economic environment for consumers, and affected consumer confidence and purchasing patterns. The decrease in consumer demand during fiscal year 2024 resulted in channel partners remaining cautious and not increasing their purchasing behavior. This dynamic led to slower than expected decrease in the inventory levels, increased discounting, lower volume, and unfavorable mix, and as a result, decreased gross profits. Revelyst reported a 17.2% decrease in gross profit for the three months ended December 24, 2023, as compared to the same prior year quarter. With increased discounting, we successfully moved through much of our higher priced inventory during the quarter and have observed marketplace retail and wholesale inventory becoming healthier in recent months. We are seeing more optimistic purchasing patterns and are starting to see convergence of POS and sell-in within certain categories.
Although we are seeing these signs of improvement and expect to return to growth in the Revelyst segment next quarter, the expected impact of decreased consumer demand has resulted in lower projected revenues and operating income for fiscal year 2024 and beyond. These factors combined with the decline in our stock price in the third fiscal quarter, led us to determine there were indicators of potential impairment within the Revelyst segment, and we performed an interim quantitative goodwill and indefinite-lived intangible asset impairment analysis during the third fiscal quarter of 2024. We recorded impairment losses of $161,714 related to goodwill, $50,300 related to our indefinite-lived trademarks and trade names, and $6,798 related to amortizing intangible assets, within the Revelyst segment. See Note 1, The Company and Basis of Presentation, and Note 11, Goodwill and Intangible Assets, for further information.
We continue to maintain a strong balance sheet with capital allocation focused on debt paydown. Year to date cash provided by operating activities was $240,269. Debt decreased from our prior fiscal year-end by $225,000 to $835,000. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) remains at 43.5% as of December 24, 2023 compared to our prior fiscal quarter.
Sale of Sporting Products and Planned Separation
On October 15, 2023, Vista Outdoor entered into a definitive agreement to sell The Kinetic Group business (formerly the Sporting Products business) to CSG for an enterprise value of $1,910,000 on a cash-free, debt-free basis with a normalized level of working capital, in an all-cash transaction subject to customary closing conditions (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split the company into separate entities, which was previously announced on May 5, 2022. To effect the Sporting Products Sale, Vista Outdoor will separate its Revelyst business (formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of its Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, Inc. (“Revelyst”), and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock of Vista Outdoor outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, receipt of necessary regulatory approvals and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Outlook
Sporting Products Industry
The Kinetic Group segment continues to benefit from positive participation trends. While macroeconomic conditions pressure consumer purchasing, the firearms industry continues a growth trend. For the 53rd straight month, NICS data surpassed more than one million firearms checks. The month of December was up nearly 2% in 2023 versus 2022 and 14% higher than December of 2019, demonstrating the industry’s continued growth of its user base. Our brands are the duty and training ammunition choice for more than 70% of all U.S. law enforcement agencies. Our multi-brand strategy is a tremendous strength in this market. We believe we are positioned to gain market share while expanding our presence into new markets. The election season in our fourth fiscal quarter will result in similar performance in the second half of our current fiscal year compared to the first half of the current fiscal year.
Outdoor Recreation Industry
The Revelyst segment has benefited from strong outdoor participation trends across multiple outdoor activities, including camping, cycling, hunting, fishing and golf. For example, golf participation has expanded off of the course and into simulators, where an estimated 6.2 million Americans are expected to hit golf balls in 2023, a total that exceeds pre-pandemic levels by 73%. With non-golfers making up more than half of golf simulator users, there is a large opportunity to continue to expand the golf market and attract new users. Furthermore, an estimated 54.5 million Americans fished in 2022, an increase of 4% from the prior year. The fishing industry has been consistently stable and the national participation rate in fishing has not dropped below 16% since 2007. The Revelyst segment brands’ culture of innovation drove many exciting new product introductions over the last few months and also secured incremental revenue opportunities. These new and innovative products and contract wins allow us to meet the requirements of our ambitious consumers. We are expecting to return to year over year growth in the Revelyst segment next quarter now that channel inventory is in a healthy position and retailers and wholesalers are beginning to place orders in a more normal pattern.
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

Current Economic Conditions
Inflation and Consumer Spending
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs as well as interest rate exposure, which may adversely affect our operating results. During fiscal year 2024, pressures posed by inflation are causing a decline in consumer disposable income, which has temporarily impacted the demand in our brands, and has also contributed to higher costs of products and operating costs within our Revelyst segment. Increased input costs due to inflation have caused decreases in the Kinetic Group gross profits during fiscal year 2024. Our sales to retailers and distributors follow the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results if the selling prices of our products are not able to offset these increased costs, or if increased selling prices reduce demand for our products. Changes to interest rates in response to inflationary factors could have adverse impacts on our cash flows and operating results depending on the severity and length of the changes. We cannot predict the impact of these adverse conditions on our liquidity and financial results.
Commodity Price Risk
We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, recent increases in the cost of raw materials used in propellants, along with the volatility of commodity metals, such as copper, zinc and lead continue to impact The Kinetic Group segment. We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. See Note 5, Derivative Financial Instruments, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.
Results of Operations
Segment results for the three and nine months ended December 24, 2023 compared to the three and nine months ended December 25, 2022
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), by reporting segment and by corporate and other, and other expense, interest expense, and tax provision by corporate and other (where applicable) are presented below:

	Three months ended		Change		Nine months ended		Change
Net Sales:	December 24, 2023	December 25, 2022	Dollars	Percent	December 24, 2023	December 25, 2022	Dollars	Percent
The Kinetic Group	$364,949	$401,504	$(36,555)	(9.1)%	$1,091,041	$1,344,620	$(253,579)	(18.9)%
Revelyst	317,304	353,271	(35,967)	(10.2)%	961,353	994,445	(33,092)	(3.3)%
Total	$682,253	$754,775	$(72,522)	(9.6)%	$2,052,394	$2,339,065	$(286,671)	(12.3)%
Three months ended
The Kinetic Group—The decrease in net sales was a result of lower shipments across nearly all categories as channel inventory has normalized and lower pricing. These decreases were partially offset by increased shipments in rifle and primer categories.
Revelyst—The decrease in net sales was a result of increased discounting, lower volume, and unfavorable mix as consumers are pressured by high interest rates and inflation, affecting their purchases of consumer durable goods.
Nine months ended
The Kinetic Group—The decrease in net sales was a result of lower shipments across nearly all categories as channel inventory has normalized, the termination of the Lake City contract at the beginning of the third fiscal quarter in the prior fiscal year, and lower pricing. These decreases were partially offset by increased shipments of primers.
Revelyst—The decrease in net sales was a result of declines in organic sales primarily caused by lower volume as channel partners continue to be cautious with purchasing due to inventory levels and as consumers are pressured by high interest rates and other short-term factors affecting their purchases of consumer durable goods. These decreases were partially offset by inorganic sales from prior year acquisitions.

	Three months ended		Change		Nine months ended		Change
Gross Profit:	December 24, 2023	December 25, 2022	Dollars	Percent	December 24, 2023	December 25, 2022	Dollars	Percent
The Kinetic Group	$118,111	$141,459	$(23,348)	(16.5)%	$365,253	$501,558	$(136,305)	(27.2)%
Revelyst	84,740	102,396	(17,656)	(17.2)%	273,225	301,675	(28,450)	(9.4)%
Corporate and other	—	(5,049)	5,049	100.0%	—	(8,083)	8,083	100.0%
Total	$202,851	$238,806	$(35,955)	(15.1)%	$638,478	$795,150	$(156,672)	(19.7)%
Gross profit margin	29.7%	31.6%			31.1%	34.0%
Three months ended
The Kinetic Group—The decrease in gross profit was primarily caused by decreased volume, increased input costs due to inflation, and lower price. Gross profit margin was 32.4% compared to 35.2% in the prior year quarter.
Revelyst—The decrease in gross profit was primarily caused by increased discounting, lower volume and unfavorable mix, partially offset by favorable foreign exchange rates. Gross profit margin was 26.7% compared to 29.0% in the prior year quarter.
Corporate and Other—The increase in gross profit was driven by prior year inventory step-up amortization.
Nine months ended
The Kinetic Group—The decrease in gross profit was primarily caused by decreased volume and price, unfavorable mix, and increased input costs due to inflation. Gross profit margin was 33.5% compared to 37.3% in the prior year quarter.
Revelyst—The decrease in gross profit was primarily caused by lower organic volume, increased discounting, sell through of higher cost inventory, and unfavorable mix, partially offset by inorganic sales from prior year acquisitions. Gross profit margin was 28.4% compared to 30.3% in the prior year.
Corporate and Other—The increase in gross profit was driven by prior year inventory step-up amortization.

	Three months ended		Change		Nine months ended		Change
Operating income (loss):	December 24, 2023	December 25, 2022	Dollars	Percent	December 24, 2023	December 25, 2022	Dollars	Percent
The Kinetic Group	$95,347	$117,935	$(22,588)	(19.2)%	$296,159	$427,573	$(131,414)	(30.7)%
Revelyst	(2,853)	13,475	(16,328)	(121.2)%	16,525	70,891	(54,366)	(76.7)%
Corporate and other	(272,543)	(34,724)	(237,819)	(684.9)%	(324,762)	(98,186)	(226,576)	(230.8)%
Total	$(180,049)	$96,686	$(276,735)	(286.2)%	$(12,078)	$400,278	$(412,356)	(103.0)%
Operating income margin	(26.4)%	12.8%			(0.6)%	17.1%
Three months ended
The Kinetic Group—The decrease in operating income was primarily caused by decreased gross profit, partially offset by decreased selling costs. Operating income margin was 26.1% compared to 29.4% in the prior year quarter.
Revelyst—The decrease in operating income was primarily caused by decreased gross profit. Operating income margin was (0.9)% compared to 3.8% in the prior year.
Corporate and Other—The decrease in operating income was primarily caused by increased goodwill and intangible impairment expense, planned separation costs, and non-cash expense related to the change in the estimated fair value of the contingent consideration recognized in the prior year, partially offset by reduced inventory step-up expense.
Nine months ended
The Kinetic Group—The decrease in operating income was primarily caused by decreased gross profit, partially offset by decreased selling costs. Operating income margin was 27.1% compared to 31.8% in the prior year quarter.
Revelyst—The decrease in operating income was primarily caused by decreased gross profit and increased selling, general, and administrative costs related to acquired businesses. These decreases were partially offset by reduced selling costs related to organic businesses. Operating income margin was 1.7% compared to 7.1% in the prior year.

Corporate and Other—The decrease in operating income was primarily caused by increased goodwill and intangible impairment expense, planned separation costs, non-cash expense related to the estimated fair value of the contingent consideration as compared to the non-cash income recognized in the prior year, partially offset by a decrease in share-based compensation, reduced transaction costs, and inventory step-up expense.
Nine months ended

	Three months ended		Change		Nine months ended		Change
Other expense (income), net:	December 24, 2023	December 25, 2022	Dollars	Percent	December 24, 2023	December 25, 2022	Dollars	Percent
Other expense (income), net	$(86)	$(639)	$553	86.5%	$1,629	$(1,380)	$3,009	218.0%
The decrease in other income for the three months ended December 24, 2023 and the nine months ended December 24, 2023 was caused by foreign exchange rates in the prior year periods compared to the current year periods.

	Three months ended		Change		Nine months ended		Change
Interest expense, net:	December 24, 2023	December 25, 2022	Dollars	Percent	December 24, 2023	December 25, 2022	Dollars	Percent
Corporate and other	$15,227	$18,953	$(3,726)	(19.7)%	$48,088	$39,197	$8,891	22.7%
For the three months ended December 24, 2023, the decrease in interest expense is due to the reduction in our average principal debt balance, slightly offset by higher average interest rates. For the nine months ended December 24, 2023, the increase in interest expense is due to higher average interest rates, as well as increased amortization of debt issuance cost associated with our debt refinancing.

	Three months ended					Nine months ended
Income tax provision (benefit):	December 24, 2023	Effective Rate	December 25, 2022	Effective Rate	$ Change	December 24, 2023	Effective Rate	December 25, 2022	Effective Rate	$ Change
Corporate and other	$(46,995)	24.1%	$13,225	16.9%	$(60,220)	$(16,122)	26.1%	$77,844	21.5%	$(93,966)
See Note 14, Income Taxes, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail regarding income taxes.
The increase in the effective rate for both the three and nine months ended December 24, 2023 in relation to the comparable prior year periods is primarily driven the release of tax reserves for uncertain tax positions offset in part by nondeductible goodwill impairment in the current period, the beneficial true-up of prior year taxes, and non-taxable contingent consideration income in the prior year quarter. Because of losses due in the current period, favorable tax adjustments cause an increase in the rate.
Financial Condition
Cash decreased to $57,028 at December 24, 2023, compared to $86,208 at March 31, 2023. This decrease in cash was related to cash used in financing activities of $250,361 and cash used in investing activities of $19,281, partially offset by cash provided by operating activities of $240,269. We used our cash and cash equivalents as well as cash provided by operating activities to fund our operations, pay down our debt, and invest in capital expenditures.
Net accounts receivable increased $34,637 compared to March 31, 2023 primarily resulting from accelerated collections at the end of fiscal year 2023 and increased sales to our customer base with longer payment terms. Cash used to purchase inventory decreased compared to the prior year period as a result of our successful inventory management programs within our Revelyst segment.
In addition to our normal operating cash requirements, our principal future cash requirements are to fund capital expenditures, debt repayments, earn-outs related to previous acquisitions, and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes, 2022 Term Loan and 2022 ABL Revolving Credit Facility and principal payments due under the 2022 Term Loan.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, and pay earn-outs related to previous acquisitions. As of December 24, 2023, based on the borrowing base less outstanding borrowings of $270,000, outstanding letters of credit of $14,878, less the minimum required borrowing base of $57,000, the amount available under the 2022 ABL Revolving Credit Facility was $208,566. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 43.5% as of December 24, 2023. See Note 12, Long-term Debt, for additional discussion of our indebtedness.
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
Contractual Obligations and Commitments
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of December 24, 2023, current and long-term operating lease liabilities of $14,316 and $95,429, respectively, were recorded in the accompanying condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail.
Except as discussed in Note 12, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under Financial Condition above, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2023.
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
Critical Accounting Policies and Estimates
Other than described below, there have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2023, except for our adoption of the Accounting Standards Update (“ASU”) No 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier

Finance Program Obligations”, which was adopted during the first quarter of fiscal year 2024, with the exception of the amendment on roll-forward information, which will be effective for us in our Form 10-K for fiscal year 2025. For further discussion on the adoption of new accounting standards please see Note 1, The Company and Basis of Presentation, to the unaudited condensed consolidation financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, the following updates our discussion of impairment testing therein as of December 24, 2023.
During the third fiscal quarter of 2024, we completed a quantitative goodwill impairment analysis using updated valuation assumptions as compared to those used for the March 31, 2023 assessment. See Note 1, The Company and Basis of Presentation, and Note 11, Goodwill and Intangible Assets, for further information. We recognized impairment losses equal to the full carrying value of goodwill of $26,219 and $9,955, related to the reporting units of Outdoor Cooking and Stone Glacier, respectively, and a partial goodwill impairment loss of $125,540 related to our Golf reporting unit. Goodwill relating to the Ammunition reporting unit was not impaired as the fair value exceeded the carrying value.
The decline in fair value of our Revelyst segment reporting units was significantly impacted by a challenging economic environment for consumers, with higher interest rate expectations continuing, and other factors affecting the market for our products, which resulted in lowered forecasted revenues, operating margins, and operating cash flows for the majority of our reporting units within the Revelyst reportable segment. Our estimates of the fair values of the reporting units were also influenced by higher discount rates in the income-based valuation approach as a result of increasing company specific risk premiums and higher treasury rates. The weighted average cost of capital used in the goodwill impairment analysis ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit, modified for each reporting unit based on company risk premiums to reflect the perception of risks of achieving the projected cash flows. We weighted the valuations of our Revelyst segment reporting units using 100% of the income approach, specifically the discounted cash flow method, and weighted the value of The Kinetic Group reporting unit using 100% of the market approach.
Our Ammunition and Golf reporting units comprise our remaining goodwill at December 24, 2023. After impairment losses were recorded, the fair value of the Golf reporting unit was equal to its carrying value. If we assumed a one percent increase in discount rate, we would have recorded additional goodwill impairment of approximately $35,000. If the reporting units do not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor the evolving macroeconomic landscape. Rising interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units. Additionally, high inflation may continue to adversely affect the demand and profitability of our reporting unit products.
We performed a step zero analysis for The Kinetic Group indefinite-lived trade names. Additionally, we performed a quantitative step one impairment analysis of our Revelyst segment indefinite-lived intangible assets and recorded impairment losses of $26,600, $9,600, $6,100, $4,500 $1,800, $1,100, and $600 related to the Fox Racing, Camelbak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived tradename assets, respectively. The decline in fair value of our indefinite-lived trade name assets was impacted by a reduction in forecasted revenues. The carrying value of the indefinite lived intangible assets related to Fox Racing, Camelbak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports after the impairment was $58,400, $13,300, $12,000, $25,500, $15,300, $14,900, and $3,500, respectively, at December 24, 2023. We determined the fair value of our Fox Racing, Camelbak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived trade names using royalty rates of 3%, 1.5%, 1.5%, 3%, 1.5%, 1%, and 1%, respectively.
Our assumptions used to develop the discounted cash flow analysis and relief-from-royalty calculations, require us to make significant estimates. We based estimates on assumptions we believed to be reasonable, but which are unpredictable and inherently uncertain. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, it is possible that the estimated fair value of certain reporting units or trade names could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods.
Dependence on Key Customers; Concentration of Credit
No single customer contributed 10% or more of our sales in the nine months ended December 24, 2023 and December 25, 2022. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II included in our Annual Report on Form 10-K for fiscal year 2023. Our exposure to market risk has not changed materially since March 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 24, 2023, our Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Sporting Products Sale is subject to certain customary closing conditions, including, among other things: (i) the approval of Vista Outdoor’s stockholders; (ii) any waiting period (or any extension thereof) applicable to the Sporting Products Sale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having been terminated or having expired, (which waiting period expired on December 11, 2023), CFIUS Approval (as defined in the Merger Agreement) having been received and certain other regulatory approvals or consents having been obtained; (iii) the absence of legal restraints prohibiting the Sporting Products Sale; (iv) the completion of certain actions required to be taken pursuant to the Separation Agreement (as defined in the Merger Agreement) prior to consummation of the Sporting Products Sale; (v) the Form S-4 filed by Revelyst having become effective under the Securities Act and not being the subject of any stop order; (vi) the shares of common stock of Revelyst to be distributed in connection with the Sporting Products Sale having been approved for quotation on the New York Stock Exchange, subject to official notice of issuance, and (vii) other customary conditions specified in the Merger Agreement. The failure to satisfy any or all of the required conditions could delay the completion of the Sporting Products Sale by a significant period of time or prevent it from occurring. Any delay in completing the Sporting Products Sale could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Sporting Products Sale is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Sporting Products Sale will be satisfied or waived or that the Sporting Products Sale will be completed within the expected timeframe or at all.
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
It is a condition to the Sporting Products Sale that no court of competent jurisdiction or other governmental authority shall have issued a judgment, order, injunction, ruling, writ, decree or other directive or enacted a law that is in effect that prohibits, enjoins or makes illegal the consummation of the Sporting Products Sale. It is possible that lawsuits may be filed by our stockholders challenging the Sporting Products Sale. The outcome of any such lawsuits cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Sporting Products Sale on the agreed-upon terms, such an injunction may delay the consummation of the Sporting Products Sale in the expected timeframe, or may prevent the Sporting Products Sale from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Sporting Products Sale and ongoing business activities, which could adversely affect our operations. As of the date of this filing, we have received certain demand letters from stockholders alleging that the registration statement filed by Revelyst on Form S-4 with the SEC on January 16, 2024 in connection with the Sporting Products Sale contained materially misleading and incomplete statements, and demanding that Revelyst disclose additional information.
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

10.1*
Separation Agreement and General Release of Claims by and between Brad Crandell and Vista Outdoor Operations LLC dated November 1, 2023. (incorporated by reference to Exhibit 10.1 to Vista Outdoor, Inc.'s Current Report on Form 8-K file with the Securities and Exchange Commission on November 1, 2023).

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended December 24, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended December 24, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date:	February 1, 2024	By:	/s/ Andrew Keegan
		Name:	Andrew Keegan
		Title:	Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)