Form 10-K
period 2024-03-31
Vista Outdoor Inc.
filed 2024-05-29
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements.  ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 24, 2023 the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $1.78 billion (based upon the closing price of the common stock on the New York Stock Exchange on September 22, 2023).
As of May 20, 2024, there were 58,335,995 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of this Annual Report, and summarized below, as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with the Securities and Exchange Commission (the “SEC”). All dollar amounts are presented in thousands except per share data and unless otherwise indicated.
ITEM 1.    BUSINESS
Certain business terms used in this Annual Report are defined in the “Glossary and Acronyms” found at the end of this section, and should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report.
Our Company
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We are headquartered in Anoka, Minnesota and have manufacturing and distribution facilities in the United States, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network serving customers in over 100 countries. We were incorporated in Delaware in 2014.
Our Brands
We have iconic ammunition and consumer products brands. Many of our brands have a rich, long-standing heritage, such as Remington Ammunition, founded in 1816, Federal Premium, founded in 1922 and Bushnell, founded in 1948. Other iconic brands in our portfolio include Bell, CamelBak, Fox Racing, Giro, Bushnell, Simms Fishing, Bushnell Golf and Foresight Sports. Our brands hold a strong competitive position in the marketplace. For example, we believe we hold the No.1 sales position in the U.S. markets for commercial and U.S. Law Enforcement ammunition, golf GPS and rangefinders, launch monitors on PGA tour, bike and hike hydration packs, bike bottles, motocross helmets, biking helmets, hunting and shooting accessories and fly fishing waders. To maintain the strength of our brands and drive revenue growth, we invest in product innovation to continuously improve the performance, quality, and affordability of our products while providing world-class customer support to our retail partners and end consumers. We have received numerous awards for product innovation by respected industry publications and for customer service from our retail customers. Additionally, high-profile professional athletes, sportsmen and sportswomen, as well as sponsored and organic influencers use and endorse our products, which we believe influences the purchasing behavior of recreational consumers.
We operate through four reportable segments: The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology. Information regarding our segments is further discussed below and in Note 19, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Reportable Segments and Products
The Kinetic Group
Our The Kinetic Group segment generated approximately 52.9% of our external sales in fiscal year 2024. This segment consists of our ammunition brands.
•Federal, Remington, CCI, HEVI-Shot and Speer. These brands design, develop, distribute and manufacture ammunition, primers and components that serve devoted hunters, recreational shooters, federal and local law enforcement agencies and the military focused on the following categories:
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
Brand Strategy
Our brand strategy within our Revelyst business reportable segments places an intense focus on driving its Power Brands, its largest and most iconic brands, consisting of Bell, Bushnell, Bushnell Golf, CamelBak, Foresight Sports, Fox Racing, Giro, and Simms Fishing. We will also nurture our Challenger Brands, which are our brands with high growth potential, consisting of Blackburn, Blackhawk, Camp Chef, Primos, QuietKat and Speer and Stone Glacier, over time to create further expansion opportunities.
Revelyst Outdoor Performance
Our Revelyst Outdoor Performance segment generated approximately 16.4% of our external sales in fiscal year 2024. This segment consists of its fishing, lifestyle and technical apparel, outdoor accessories, outdoor cooking and performance gear brands.
Power Brands
•Bushnell builds connected systems and high quality, reliable performance optic-solutions to truly immerse people into the natural world to create a deeper connection between the two.
•Simms Fishing allows fishing enthusiasts to stay dry from head to toe with their renowned, extensive product lines which include waders, outerwear, footwear and fishing tools and accessories. The Simms Fishing brand is #1 in waders for the independent retailer market and has a strong position as a premium angling brand.
Challenger Brands
•Camp Chef gathers outdoor lovers around food and fire with their line of versatile outdoor cooking, camping and grilling products that stands up to the demands of the backcountry and back patio.
•Stone Glacier allows hunting enthusiasts to stay dry with their technical and lifestyle apparel and outerwear.
•Primos provides hunting enthusiasts hunting calls and ground blinds.
•We are also proud to serve military, law enforcement and first responder personnel around the world with industry-leading brands like Blackhawk, Eagle and Stone Glacier.
Revelyst Adventure Sports
Our Revelyst Adventure Sports segment generated approximately 22.1% of our external sales in fiscal year 2024. This segment consists of its protective gear & apparel, footwear, hydration and e-mobility brands.
Power Brands
•Bell inspires and enables athletes through advanced helmet innovation across the motorcycle and bicycle industries. The Bell brand is #1 in cycling helmets.
•CamelBak manufactures hydration packs, water bottles, drinkware and coolers fit for any adventure. The CamelBak brand is #1 in bike and hike hydration packs and #1 in bike water bottles.
•Fox Racing is one of the most recognized and revered brands in motocross and mountain bike protection and the apparel choice of action sports athletes across the world.
•Giro equips enthusiasts on the mountains and on the roads with helmets, goggles, shoes and apparel. The Giro brand is #2 in snow goggles and #2 in snow helmets.

Challenger Brands
•Blackburn is dedicated to making durable, high quality accessories including lights, pumps, bags and other tools designed for the rigors of real-world cycling.
•QuietKat designs and equips outdoor enthusiasts with rugged, all-terrain e-mobility solutions to get to their next adventure or pursuit, faster and quieter.
Revelyst Precision Sports Technology
Our Revelyst Precision Sports Technology segment generated approximately 8.6% of our external sales in fiscal year 2024. This segment consists of its golf technology brands.
Power Brands
•Bushnell Golf is the industry leader in golf distance measuring devices. This includes laser rangefinders, golf audio devices, wrist-worn and handheld GPS and launch monitors. Bushnell Golf is the definitive #1 brand in the distance measuring device market, holding #1 share position in both the laser rangefinder and GPS category segments.
•Foresight Sports develops cutting-edge technology for golf enthusiasts, including launch monitors, simulators and performance analysis tools. Foresight Sports is recognized by top professional golfers, equipment manufacturers and media outlets as the industry leader in performance measurement systems. Foresight Sports is an industry leader in launch monitors and simulation solutions worldwide and continues to earn awards and accolades for design, accuracy and reliability. The Foresight Sports brand is the #1 in launch monitors on the PGA Tour.
Our Strategic Initiatives
Sale of The Kinetic Group and Planned Separation
On October 15, 2023, we entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), for an enterprise value of $1,910,000 ("the base purchase price") on a cash-free, debt-free basis subject to working capital adjustments, in an all-cash transaction (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split Vista Outdoor into two separate entities, which was previously announced on May 5, 2022. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. (“Revelyst”) simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst business”, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash (“Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increases the base purchase price from $1,910,000 to $1,960,000;
2.increases the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provides that certain Vista Outdoor restricted stock units held by Company employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units, including vesting terms, to the extent necessary to address adverse tax consequences to such employees and the Company under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, receipt of clearance by the Committee on Foreign Investment in the United States and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.

GEAR Up Transformation Program
During the fourth fiscal quarter of 2024, we initiated the GEAR Up transformation program (GEAR Up). GEAR Up is an efficiency and cost savings initiative program to accelerate growth and transformation within our Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments, which is driven by the following key elements:
•Simplification of the Business Model: Simplifying the structure of these reportable segments will accelerate them becoming an integrated house of iconic, high-performing outdoor brands that work together as one cohesive unit to form a globally branded company leveraging shared learnings and Centers of Empowerment to drive execution on a global, omni-channel growth strategy;
•Increased Efficiency and Profitability: Maximizing efficiency and streamlining operations through consolidation of current real estate footprint, back-office technology stack, supply chain and organizational structure; and
•Reinvestment in the Highest Potential Brands: Leveraging substantial opportunity to reinvest into the highest potential brands of these reportable segments to accelerate their growth and innovation pipelines.
See GEAR Up Transformation Program in the Executive Summary and Financial Highlights of Part II, Item 7 of this Annual Report for further discussion GEAR Up.
Market Opportunity
We participate in the global market for consumer goods geared toward outdoor recreation and hunting and recreational shooting related products. The hunting and recreational shooting continues to see increased participation as NICS has processed more than 1 million checks per month for 57 consecutive months as of April 2024. The outdoor recreation industry has benefited from strong outdoor participation trends across multiple outdoor activities, including camping, cycling, hunting, fishing and golf. For example, participation in outdoor recreation in the U.S. has been steadily growing since 2014 and hit an all-time high in 2022, as measured by number of participants.
According to the National Golf Foundation, on-course participation in golf has now increased for six straight years, reaching an estimated 26.6 million golfers in 2023, the highest level in more than a decade. Golf participation has also expanded off of the course with an estimated 32.9 million golfers, who are typically younger and more diverse than on course participants, playing off course golf in 2023. Digging into the off course participants further, an estimated 6.2 million Americans are expected to hit golf balls in a golf simulator in 2023, a total that exceeds pre-pandemic levels by 73%. With non-golfers making up more than half of golf simulator users, there is a large opportunity to continue to expand the golf market and attract new users.
An estimated 54.5 million Americans fished in 2022, an increase of 4% from the prior year. The fishing industry has been consistently stable and the national participation rate in fishing has not dropped below 16% since 2007.
We continue to observe elevated participation rates and expect these trends to continue going forward. According to the Bureau of Economic Analysis, the outdoor industry continues to expand and positively impact the U.S. economy as the gross economic output of the outdoor industry in 2022 was $1.1 trillion and 2.2% of GDP, compared to $862 billion and 1.9% of GDP in 2021. Additionally, approximately 5 million people in the U.S. were supported by outdoor industry jobs in 2022, compared to approximately 4.5 million people in 2021.
Competitive Strengths
One of the Largest Houses of Iconic Brands in the Outdoor Products Space
Our house of brands includes iconic, market-leading brands and is one of the largest collections in the industry. We inspire and equip a broad and diverse range of consumers around the globe, including outdoor enthusiasts, golfers, off-road riders, cyclists, backyard grillers, campers, hunters, anglers, recreational shooters, athletes, as well as law enforcement and military professionals. Many of ours brands have a rich, long-standing heritage and connection to their core consumer market, while other brands are newer, high-growth brands that are leading technological advances in their respective fields.
Leading Innovation and Product Development Competencies
In the highly competitive business in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from our competitors. We rely on trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 1,832 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills make important contributions to our business. We employ on average 100 dedicated design and product development professionals across the organization. We are not aware of any facts which would negatively impact our continuing use of any of our material tradenames, service marks, trademarks, or patents.
By applying our engineering and manufacturing expertise, we have been able to bring to market new and innovative products that maintain product differentiation while targeting affordability for our end consumers. Recent examples of our innovative, market-leading products from our company’s brands include the following:
•Foresight Sports, a global leader in golf launch monitors, simulators and optical technology, recently launched the Foresight Falcon overhead launch monitor which delivers a massive hitting area with the utmost shot-measuring accuracy and reliability, courtesy of the same Quadrascopic Technology found in the award-winning GCQuad. The smaller form factor still captures nearly twice the measured data parameters of competitive overhead launch monitors. The also launched the QuadMAX™ launch monitor which packs even more features into its compact, ruggedized form factor. The QuadMAX™ boasts a touchscreen display, new on-device data parameters, and swing speed training.
•The Cirque LITE Jacket from Stone Glacier strikes the perfect balance between warmth, breathability and weather resistance to create a truly versatile hunting jacket that can be worn across the spectrum of mountain hunting conditions. A hybrid fabric construction places synthetic insulation and a weather-resistant face fabric across the torso for core warmth with highly breathable microgrid fleece in the side panels to purge sweat. The Cirque LITE’s ability to maintain your temperature and move moisture excels in the dynamic conditions experienced on the hunt, whether it’s a stop-and-go stalk on a cool September evening or a savage morning ascent to a snow-swept ridge in late November. The Cirque LITE is a reliable layer that will stay in the lineup all season long.
•With the touch of a button on your smartphone, the Bushnell CelluCORE™ LIVE lets you see LIVE video of the deer you manage, the spots you scout, the property you protect or any other scenario that matters to you. And, with Dual SIM Connectivity, it automatically connects to the strongest cellular network signal in your camera’s area. The CelluCORE LIVE connects, receives and sorts high-quality images faster and holds up with rugged reliability season after season. You’ll get clear day and night photos sent right to your devices, plus long battery life and a simple setup. Bushnell + onX integration allows you to add your Bushnell cellular trail cams to your onX hunt account, so you get all your images and info from every camera location in one app. And coming soon, True Target Recognition will make it easy to get notifications when your camera has images of the targets you truly want to scout, not the ones you don’t.
•The QuietKat Apex XD features a groundbreaking five-speed internally geared hub, while the Apex HD comes with a two-speed internally geared hub. Both eBikes boast a custom frame design available in step-over and step-through styles. The frame includes a patent-pending modular rear rack, an optional front rack, and 118 additional mounting points. Other industry leading features include a dropper post with integrated suspension, a fully UL-certified 30Ah battery (up to 90 miles of range on a single charge) and VPO 2.0, which includes new “climb” and “stealth” modes.
•When you’re pushing limits on the bike—physical and mental—you want smart, no-compromise gear that puts you in the comfort zone, competitive zone and, most of all, the high-performance zone. Fox Racing released the groundbreaking V3 RS helmet, marking a new pinnacle in Motocross helmet technology and expanding offerings to cater to riders of all levels worldwide.
•The Simms Fishing Challenger 7” deck boot is a purpose-built fishing tool that’s extremely versatile around and off water. From the dock duties to running laps around the deck, the vulcanized-rubber Challenger 7” Boot sets the task-ready standard for guaranteed waterproof protection and comfort. Features include vulcanized rubber outer with neoprene lining; Simms Fishing proprietary rugged deck outsole provides grip and traction on all surfaces; and pull-on loop for easy on and off.
•Unleash your inner DJ with the new Wingman View from Bushnell Golf. The Wingman View features an LCD screen that provides GPS distances and music information, along with premium audio quality and an integrated BITE magnet cart mount. The Wingman View offers golfers a “best in class” audio experience both on and off the golf course.
•Within The Kinetic Group, Federal introduced Fusion Tipped to meet the demands of dedicated whitetail deer hunters seeking improved accuracy and longer ranges without compromising on bullet reliability. Remington expanded its effective big game bullet range with Premier CuT, a rugged copper alloy bullet delivering exceptional accuracy and terminal performance expected by hunters for tipped bullets. CCI, renowned for rimfire ammunition, launched Uppercut, a groundbreaking expanding personal protection option in 22 Long Rifle, setting a new standard in this category.

Centers of Empowerment Provide Significant Scale Advantage
Through the GEAR Up transformation program, we are developing a methodical approach to sharing our expertise across various areas amongst our brands to empower our platforms to grow, which we refer to as our Centers of Empowerment. The Centers of Empowerment will provide us with significant shared resources that can be leveraged to drive growth in revenue and profitability and will include expertise in distribution, supply chain, direct-to-consumer, information technology and international. We believe that our Centers of Empowerment will enable us to manufacture and distribute products in a more efficient and strategic manner than our competitors as well as open new doors and sales opportunities. Additionally, our Centers of Empowerment will allow our brands to dedicate a greater portion of their time to creating new, innovative products for consumers and better experiences for customers, enabling us to better serve their needs and capture market share. The impact of our Centers of Empowerment will continue to grow as we scale and build on these competencies, driving further operating leverage.
Supply Chain
Through the GEAR Up transformation program, we are streamlining our supply chain, which we expect will allow us to create additional spending leverage with a centralized sourcing and procurement function. We have a manufacturing footprint that includes nine facilities across the U.S., Mexico and Puerto Rico, and we expect to expand our manufacturing capability in Puerto Rico and Mexico to support increased business in military and law enforcement and near shore products to reduce cycle times. We source finished products both domestically and internationally for global distribution and have teams of local sourcing and quality assurance experts on the ground where its largest suppliers are located. We are constantly evaluating the manufacturing of our products versus buying and sourcing of finished goods to ensure optimal decisions are made for the long-term growth and profitability of the business.
We continuously seek to improve our vendor base as well as our in-country support and oversight, and through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of the sourcing network that we are creating will be difficult for many of our competitors to replicate. Our supply chain and logistics infrastructure will give us the ability to serve a broad array of wholesale and retail customers, many of whom already rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment.
Distribution
As part of our GEAR Up transformation program, we are transitioning the Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology segments to a geographic based network from the nine distribution centers supporting each individual business unit to optimize their structure and routes to consumers and retailers. We also expect to leverage our current sites in Calgary, Eindhoven and Singapore to support these segment's international growth, expanding distribution to even more categories and brands. We expect our distribution strategy and expanded footprint to unlock higher efficiency and scale opportunities than these segment's brands could achieve on their own.
Direct-to-Consumer
Direct-to-consumer sales are expected to be a focus of our business, and we are gaining meaningful traction with our various initiatives. We have found that the direct-to-consumer channel not only enables us to achieve higher margins, but also benefits the customer by providing the convenience of accessing our full portfolio of products wherever and whenever they want to shop. Our global digital commercial strategy will be focused on enhancing our brands. This strategy will involve centralized resources and a consolidated ecosystem that will drive commercial alignment, accelerate revenue and share growth.
Information Technology
As a part of our GEAR Up program, we are transitioning from a complex, multiple enterprise resource planning (“ERP”) structure to optimize ERP instances. We are consolidating and streamlining our technical systems to allow for less redundancy, enhanced capabilities and optimized resource allocation. This shared systems and resources model should enable us to access and share data and analytics across its platforms in real time, further accelerating its innovation and consumer engagement. Additionally, we expect that our spending will be more efficient, resulting in improved profitability.
International
We intend to leverage the existing global infrastructure acquired from the purchase of Fox Racing to create a unified and scalable international model. Today, many of our brands are under-indexed in international sales and we believe there is significant opportunity by creating a unified and scalable international operating model that focuses on accelerating the international penetration of our brands.

Customers and Marketing
We sell our products through big-box, e-commerce, specialty and independent retailers and distributors such as Academy, Amazon, Bass Pro Shops/Cabela's, Dick's Sporting Goods, Kiesler Police Supply, Nations Best Sports, PGA Tour Superstore, Play Better Sports, Recreational Equipment, Inc., Scheels, Sports Inc., Sports South, Scheels, Sportsman's Warehouse, TJ Morris and Walmart. Many of our products are also sold directly to consumers through our brands’ websites and retail locations.
We have a scalable, integrated portfolio of brands that allows us to leverage our deep customer knowledge, product development and innovation, supply chain and distribution and sales and marketing functions across product categories to better serve our retail partners and consumers.
Sales to our top ten customers accounted for approximately 30% of our consolidated net sales in fiscal year 2024. In fiscal year 2024, U.S. customers represented approximately 83% of our sales and customers outside of the U.S. represented approximately 17% of our sales. Of our fiscal year 2024 sales, approximately 13% were to law enforcement and military professionals. See Note 19, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information regarding our customers and geographic sales information.
Omni-channel marketing and sales have been a major focus of our business, and we have gained meaningful traction with its various initiatives. Direct-to-consumer channels, including our brands’ direct-to-consumer websites, owned brick and mortar retail, mobile device applications and third-party marketplaces, represent an increasing portion of our sales across many of our brands. We believe that we are uniquely positioned to become a leader within the global digital commercial channel as we focus on establishing a stronger direct-to-consumer presence and driving international expansion through a centralized digital commercial strategy that powers commercial alignment, accelerating sales and share growth while continuing to spearhead new partnerships.
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
Competition
Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Winchester Ammunition of Olin Corporation, Clarus, CBC Group, Fiocchi Ammunition, Hornady, PMC, and Rio Ammunition in The Kinetic Group segment; Alpine Stars, Bontrager, Canyon, Schwinn, Shimano, Shoei, Smith, Specialized, Contigo, Hydro Flask, Osprey, Nalgene and Yeti in Revelyst’s Adventure Sports segment; Garmin, Nikon, SkyTrak, Topgolf Callaway and Trackman in Revelyst’s Precision Sports Technology segment; and Huk, Orvis, Patagonia, Caldwell, Covert Optics, Nikon, Leupold, Rhino, Vortex, Wheeler, Coleman, Traeger, Weber, Kuiu, First Lite, Mystery Ranch and Sitka in Revelyst’s Outdoor Performance segment.
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

Regulatory Matters
Like many other manufacturers and distributors of consumer products, we are required to comply with numerous laws, rules, and regulations, including those involving labor and employment law, the FCPA and similar international anti-bribery laws, environmental law, consumer product safety, data privacy and security, workplace safety, and the export and import of our products. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules, and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.
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
Human Capital
Our employees are the center of our success. We employ approximately 6,400 individuals in the United States and across the globe. Our employees lead in the fields of manufacturing, brand marketing, distribution, supply chain management, engineering, product development, e-commerce and finance, among many other talents and specialties. In total, 70 percent of our employees are in production roles, directly building or distributing world-class outdoor recreation gear and products for our consumers.
We prioritize employee success and well-being through strong corporate infrastructure and local programming that supports employee engagement, recruiting, professional development, safety, diversity, compensation and benefits. We have no union-represented employees other than those outside the United States as required by law. We believe that our employee relations generally are strong.
Our value proposition for employees begins with our unique culture, which is centered on an unwavering belief that when we do well as a business, we can do good for our communities, employees and charitable partners. Support for our people drives us at every level.
Employee Engagement
The importance of two-way communication with employees is critical in the post-pandemic environment. Our Co-Chief Executive Officers and business unit leaders hold regular employee town hall meetings where they provide updates and address employee questions. We regularly update employees with company news, important notices, our philanthropic efforts and employee stories through several channels, including our intranet hub, social media and our public-facing website. Our employee engagement initiatives are especially important across our diverse network, which includes multiple locations across the globe and a diverse set of working environments, including production, office, hybrid and remote. We regularly review our content and cadence of communication to ensure our levels of engagement are hitting the mark and driving continuous improvement.
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

	March 31,
Statistic	2024	2023
% of U.S. employees identifying as persons of color (non-white)	19%	20%
% of U.S. leadership (manager and above) identifying as persons of color	11%	10%
% of U.S. employees who are female	27%	28%
% of U.S. leadership (manager and above) who are female	28%	29%
% of U.S. employees who are veterans	7%	7%
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
The Vista Outdoor Employee Assistance Fund was created in fiscal year 2021 to help employees who are facing financial hardship immediately following a natural disaster or an unforeseen personal hardship. In fiscal year 2023, the fund aided five employees facing urgent situations. In fiscal year 2024, the fund aided an additional five employees. This fund relies primarily on payroll deductions from employees and support from Vista Outdoor, this gives our employees an opportunity to help their colleagues and for Vista to support people in times of need. These contributions and donations, can provide a tax-free grant to help fellow employees in need when they are facing an unexpected situation.
Available Information
You can find reports on our company filed with the SEC free of charge on our internet site at www.vistaoutdoor.com under the "Investors" heading. These include our annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.

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
Our reliance on third-party suppliers for various product components and finished goods exposes us to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from our third-party suppliers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as the global COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak, global conflicts, capacity constraints, production disruptions, price increases or decreased availability of raw materials, gunpowder or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.
Our inability to obtain sufficient quantities of components, including gun powder, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our results of operations. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with all of our suppliers. As a result, we could be subject to increased costs, supply interruptions and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could have an adverse effect on our business, financial condition or results of operations.

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
Higher prices for electricity, natural gas, microchips metals, gunpowder, transportation and fuel increase our production and shipping costs. A significant shortage, increased prices or interruptions in the availability of these commodities and components would increase the costs of producing and delivering products to our customers and would be likely to negatively affect our earnings. Commodity costs have varied significantly during recent fiscal years and remain a volatile element of our costs.
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
Furthermore, if, due to declining market conditions or other factors, we determine that the carrying value of the goodwill or other intangible assets associated with an acquired business exceeds the fair value of such assets, we may be required to record a significant impairment charge in the period during which such determination was made, which would negatively affect our results of operations. For example, we have recorded impairment charges to goodwill and identifiable indefinite-lived intangible assets during fiscal years 2024 and 2023.
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
The U.S. retail and distribution industry serving the outdoor sporting and recreation market has become relatively concentrated. Sales to our top ten customers accounted for approximately 30% of our consolidated net sales in fiscal year 2024. Further consolidation in the U.S. retail and distribution industry could increase the concentration of our customer base in the future.

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
We operate in a highly competitive industry and we compete against other manufacturers that have well-established brand names and strong market positions. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Winchester Ammunition of Olin Corporation, Clarus, CBC Group, Fiocchi Ammunition, Hornady, PMC, and Rio Ammunition in The Kinetic Group segment; Alpine Stars, Bontrager, Canyon, Schwinn, Shimano, Shoei, Smith, Specialized, Contigo, Hydro Flask, Osprey, Nalgene and Yeti in Revelyst’s Adventure Sports segment; Garmin, Nikon, SkyTrak, Topgolf Callaway and Trackman in Revelyst’s Precision Sports Technology segment; and Huk, Orvis, Patagonia, Caldwell, Covert Optics, Nikon, Leupold, Rhino, Vortex, Wheeler, Coleman, Traeger, Weber, Kuiu, First Lite, Mystery Ranch and Sitka in Revelyst’s Outdoor Performance segment.
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
A portion of our indebtedness consists of term loans and revolver borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income (loss) and cash flows will correspondingly decrease. Assuming $145 million of variable-rate indebtedness (which was the portion of our indebtedness outstanding as of March 31, 2024, which was not included in our hedged floating-to-fixed interest rate swaps) a change of 1/4 of one percent in interest rates would result in a $0.4 million change in annual estimated interest expense. To mitigate the risks from interest rate exposure, we enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We measure market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. We used current market rates on the debt portfolio to perform the sensitivity analysis.
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
During the fiscal year ended March 31, 2024, approximately 17% of our revenue was generated from sales outside the U.S. Revenues from foreign operations (and the related expense) are often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our consolidated financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.
General economic conditions affect our results of operations.
Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the U.S. In times of economic uncertainty or high inflation, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions, including as a result of the COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, high inflation, or the war in Ukraine, that diminishes consumer confidence or discretionary income could reduce our sales and adversely affect our financial results. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations, such as the impairment charges we recorded in our fiscal years 2024 and 2023 to the goodwill and indefinite-lived intangible assets. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect our results of operations.
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
Our 2022 ABL Revolving Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limits our ability to engage in actions that may be in our long-term best interests, including restrictions on our, and our subsidiaries', ability to:
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
A failure to comply with the covenants in the 2022 ABL Revolving Credit Facility could result in an event of default under the 2022 ABL Revolving Credit Facility, which could allow our creditors to accelerate the related indebtedness and proceed against the collateral that secures such indebtedness. Similarly, a failure to comply with the covenants in the indenture governing our 4.5% Notes could result in an event of default thereunder, which could allow the holders of the 4.5% Notes to accelerate such notes. The 2022 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants of any of our other debt agreements could cause a default under these debt agreements as well. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient liquidity to repay our indebtedness.
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

Risks Related to Our Announced Transaction
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
If the Sporting Products Sale is not consummated by the applicable deadline, either we or CSG Elevate II Inc. (“Merger Sub Parent”) may terminate the Merger Agreement, subject to certain exceptions.
Either we or Merger Sub Parent may terminate the Merger Agreement if the Sporting Products Sale has not been consummated by October 15, 2024 (with such deadline to be automatically extended to January 15, 2025, in the event that all closing conditions except for those relating to regulatory approvals, completion of certain pre-closing steps relating to the separation and those that by their nature are to be satisfied at or immediately prior to closing, have been satisfied by October 15, 2024). However, this termination right will not be available to Vista Outdoor or Merger Sub Parent (as applicable) if the failure to consummate the Sporting Products Sale on or prior to such date is primarily due to the breach by such party, or such party’s affiliates who are party to the Merger Agreement, of any Transaction Document. In the event the Merger Agreement is terminated by either party due to the failure of the Sporting Products Sale to close by October 15, 2024 (or, if applicable, January 15, 2025) or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Sporting Products Sale
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We recognize the importance of being able to assess, effectively respond to, and manage material cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of our information systems, data, or network resources. To address these concerns, we have developed and implemented company-wide policies and procedures to help raise awareness of, identify, assess, and manage cybersecurity threats. Our Information Security organization has primary responsibility for the implementation of our cybersecurity policies and procedures and the management of our responses to information technology and security risks, including risks related to cybersecurity threats.
Risk Identification and Assessment
Risk identification is managed through Information Technology ("IT") programs and service providers that specialize in identifying such risks, employee training, and information security policies. We utilize third-party monitoring services that monitor our vendor relationships for cybersecurity-related issues as well as a third party for vulnerability scanning and monitoring of our environments. The cybersecurity team annually conducts internal and external penetration testing with outside third-party cybersecurity experts. Employee training programs reinforce our information security policies, standards and practices, as well as the expectation that employees comply with these policies. We also train employees on how to identify potential cybersecurity risks and protect our resources and information. Training is mandatory for all relevant employees, on a periodic basis, and is supplemented by company-wide testing initiatives, including periodic phishing tests. We also require relevant employees to take periodic awareness training on data privacy, which includes information about pertinent laws, confidentiality, and security, as well as how to effectively report and respond to unauthorized access to or use of personal information
Risk Management
Based on the risk and impact assessment mentioned above, the Information Security organization forms an Incident Response Team to identify the key responders for the security incident and maintain engagement and communication throughout the incident lifecycle, which may include, among other things, containment, eradication, recovery, and a review of lessons learned.
In addition to the Incident Response Team, we have also formed a Cybersecurity Committee that is notified of information security incidents for the purposes of assessing the potential materiality of any such incident. The Cybersecurity Committee consists of management and other representatives of our IT, Finance, Legal, and Internal Audit teams with assistance of third-party consultants and outside legal counsel as appropriate. When necessary, the Cybersecurity Committee will bring matters to the attention of the Audit Committee of the Board of Directors as discussed more fully below.
Risks Related to Third-party Service Providers
To manage cybersecurity risks related to third-party service providers, we conduct security assessments of certain third-party providers before engagement and have established monitoring procedures related to data breaches or other security incidents originating from third parties. To assist in this effort, we may from time to time engage third-party consultants, legal advisors, and audit firms to evaluate and test our risk management systems and assess and remediate certain potential cybersecurity incidents as appropriate.
Risks from Cybersecurity Threats
To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the Company or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and there can be no assurance that our cybersecurity risk management policies and procedures will be fully implemented, complied with or successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect our business strategy, results of operations, or financial condition, please refer to “Item 1A Risk Factors- Legal and Regulatory Risks- If our efforts to protect the security of personal information about our customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cybersecurity breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation and our reputation could suffer.”
Governance
Board of Directors Oversight
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee, oversight of cybersecurity and other information security risks.
The Audit Committee receives presentations at least annually regarding our enterprise risk management program, including reports from our Vice President of Internal Audit and our head of Information Technology, on information security matters (such as cybersecurity risk and developments), as well as the steps management takes to monitor and control such exposures.
Management’s Role in Managing Risk and Monitoring Incidents
The leaders of our Information Security organization are responsible for assessing and managing our material risks from cybersecurity threats and supervision of both our internal information security personnel and our retained external cybersecurity consultants.
Other members of our management team, including those from legal, finance, and internal audit, supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants we engage; and alerts and reports produced by security tools deployed in the IT environment.
Our Cybersecurity team has extensive years of collective experience and members hold multiple certifications, including CISSP, CCNP, CISA, and CySA+.
ITEM 2.    PROPERTIES
Facilities—As of March 31, 2024, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities. All our facilities are leased unless noted otherwise below.
As of March 31, 2024, our four reportable segments had significant operations at the following locations, which include office, manufacturing, and distribution facilities:

The Kinetic Group	*Lewiston, ID; *Anoka, MN; *Lonoke, AR; *Sweet Home, OR
Revelyst Outdoor Performance	Hyde Park, UT; Overland Park, KS; Olathe, KS; Monticello, MS; Manhattan, MT; Lares, PR; *Oroville, CA; Bozeman, MT; Mountain View, AR; Seymour, MO
Revelyst Adventure Sports	Petaluma, CA; Rantoul, IL; Stockton, CA; Irvine, CA; Barcelona, Spain
Revelyst Precision Sports Technology	San Diego, CA; Olathe, KS
Corporate	Anoka, MN
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
The number of holders of record of Vista Outdoor's common stock as of May 20, 2024 was 2,642.
Equity Compensation Plan Information
See Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated by reference herein for information regarding our equity compensation plans.
Recent Sales of Unregistered Securities
None
Issuer Repurchases of Equity Securities
On February 3, 2022, we announced that the Board of Directors authorized a two-year share repurchase program (the "2022 Share Repurchase Program") pursuant to which we may have repurchased up to $200,000 of our common stock. The 2022 Share Repurchase Program expired on January 24, 2024.
The following table summarizes our share repurchases during the fourth quarter of fiscal year 2024:

Period	Total number of shares repurchased(1)	Average price paid per share(1)
December 25, 2023 - January 21, 2024	8	28.82
January 22, 2024 - February 18, 2024	7	28.89
February 19, 2024 - March 31, 2024	36	32.23
Fiscal quarter ended March 31, 2024	51	31.26
(1) The total number of shares repurchased was 51 shares withheld to pay tax withholding obligations upon vesting of shares of restricted stock units, performance shares, or upon exercise of stock options, which were granted under our equity incentive plans. The repurchase of these awards are in order to satisfy the payroll tax withholding obligations and are not considered as purchases of shares of common stock under any of publicly announced repurchase programs.
(2) There were no share repurchases during fiscal year 2024 under the 2022 Share Repurchase program.
Stockholder Return Performance Graph
The following graph compares, from March 31, 2019 through the March 31, 2024 fiscal year end, the cumulative total return for our common stock with the comparable cumulative total return of two indexes: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S.
The graph assumes that on March 31, 2019, $100 was invested in our common stock (at the closing price on that trading day) and in each of the indexes. The comparison assumes that all dividends, if any, were reinvested.

Comparison of Total Return

475
450
425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
100
100
110
75
103
400
145
159
445
145
181
346
130
164
409
210
148
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
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
Inventories
Our inventories are valued at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. We estimate this reserve based upon current inventory levels, past and future demand, as well as our estimates of market conditions and future demands, all of which are subject to change. In addition, we consider inventory aging, the promotional environment and technological obsolescence all of which require a significant amount of assumptions and judgment. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. If these estimates are inaccurate or change, we may be exposed to adjustments to our inventory reserve which could materially impact our operating results.
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
Accounting for Goodwill and Indefinite-lived Intangibles
Annual Testing
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies.
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment during the fourth fiscal quarter of 2024, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, to the consolidated financial statements in Part II, Item 8 of this Annual Report for discussion and details.
Indefinite-lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment during the fourth quarter, and concluded there were no indicators of impairment on our indefinite-lived intangibles. See Note 11, Goodwill and Intangible Assets, to the consolidated financial statements in Part II, Item 8 of this Annual Report for discussion and details.
Interim Testing
During the third fiscal quarter of 2024, we completed an interim quantitative goodwill impairment analysis. We recognized impairment losses equal to the full carrying value of goodwill of $26,219 and $9,955, related to the former reporting units of Outdoor Cooking and Stone Glacier, respectively, and a partial goodwill impairment loss of $125,540 related to our Golf reporting unit. Goodwill relating to the Ammunition reporting unit was not impaired as the fair value exceeded the carrying value.
The decline in fair value of our former Revelyst segment reporting units was significantly impacted by a challenging economic environment for consumers, with higher interest rate expectations continuing, and other factors affecting the market for our products, which resulted in lowered forecasted revenues, operating margins, and operating cash flows for the majority of our reporting units within the former Revelyst reportable segment. See Note 11, Goodwill and Intangible Assets and Note 19, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information on changes to our reporting units and reportable segments during the fourth quarter of fiscal year 2024. Our estimates of the fair values of the reporting units were also influenced by higher discount rates in the income-based valuation approach as a result of increasing company specific risk premiums and higher treasury rates. The weighted average cost of capital used in the goodwill impairment analysis ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit, modified for each reporting unit based on company risk premiums to reflect the perception of risks of achieving the projected cash flows. We weighted the valuations of our former Revelyst segment reporting units using 100% of the income approach, specifically the discounted cash flow method, and weighted the value of The Kinetic Group reporting unit using 100% of the market approach.
Our Ammunition and Golf reporting units comprise our remaining goodwill as of March 31, 2024. After impairment losses were recorded during the third quarter of fiscal year 2024, the fair value of the Golf reporting unit was equal to its carrying value. If we had assumed a one percent increase in discount rate at that time, we would have recorded additional goodwill impairment of approximately $35,000. If the reporting units do not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor the evolving macroeconomic landscape. Rising interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units. Additionally, high inflation may continue to adversely affect the demand and profitability of our reporting unit products.
In conjunction with our interim quantitative goodwill impairment analysis, we performed a step zero analysis for The Kinetic Group indefinite-lived trade names. Additionally, we performed a quantitative step one impairment analysis on our remaining indefinite-lived intangible assets and recorded impairment losses of $26,600, $9,600, $6,100, $4,500 $1,800, $1,100, and $600 related to the Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived tradename assets, respectively. The decline in fair value of our indefinite-lived trade name assets was impacted by a reduction in forecasted revenues. The carrying value of the indefinite-lived intangible assets related to Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports after the impairment was $58,400, $13,300, $12,000, $25,500, $15,300, $14,900, and $3,500, respectively, at December 24, 2023. We determined the fair value of our Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived trade names using royalty rates of 3%, 1.5%, 1.5%, 3%, 1.5%, 1%, and 1%, respectively.
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
Business Combinations
We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable. As a result these estimates, and assumptions may require adjustment in the future if actual results differ from our estimates.
See Note 1, Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for discussion of new accounting pronouncements.

Executive Summary and Financial Highlights
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products.
We operate through four reportable segments: The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology. During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change. Information regarding our segments is further discussed below and in Note 19, Operating Segment Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report.
•The Kinetic Group consists of our ammunition brands. The primary products of this segment include ammunition used for training, hunting, target shooting and personal protection.
•Revelyst Outdoor Performance primarily consists of our outdoor cooking, fishing, outdoor accessories and technical gear and apparel brands. The primary products of this segment include waders, sportswear, outerwear, footwear and fishing tools and accessories, performance optics, outdoor accessories and outdoor cooking equipment.
•Revelyst Adventure Sports primarily consists of our protective gear and apparel, footwear, hydration and e-mobility brands. The primary products of this segment include motocross, mountain biking, cycling, and snow sports protection and accessories, as well as bike hydration packs and water bottles, and e-bikes.
•Revelyst Precision Sports Technology primarily consists of our golf technology brands. The primary products of this segment include high-performance golf GPS devices, laser rangefinders and launch monitors.
•In addition, we present a “Corporate” category for purposes of reconciliation, which is not considered a reportable segment.
Management currently considers the following events, results, trends, and uncertainties to be most important to understanding our financial condition, operating performance and significant events:
For the fiscal year ended March 31, 2024, net sales decreased $333,744 as compared to the prior fiscal year. Within The Kinetic Group, these results were caused by lower volume across nearly all categories as channel inventory has normalized, the terminations of the Lake City contract at the beginning of the third quarter of the prior fiscal year, and lower pricing. The Kinetic Group reported a 25.7% decrease in gross profit for the fiscal year ended March 31, 2024 due to decreased volume and price, unfavorable mix, and increased inputs costs due to inflation, as compared to the prior fiscal year. During fiscal year 2024, our Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments were significantly and adversely affected by the high interest rates and pressures posed by inflation, which created an increasingly challenging economic environment for consumers, and affected consumer confidence and purchasing patterns. The decrease in consumer demand during fiscal year 2024 resulted in channel partners remaining cautious and not increasing their purchasing behavior. This dynamic led to slower than expected decrease in the inventory levels, increased discounting, lower volume, and unfavorable mix, and as a result, decreased gross profits. These segments combined reported a 3.5% decrease in gross profit for the fiscal year ended March 31, 2024, as compared to the prior fiscal year, and a decrease of 54.2% in operating income for the same periods. Despite slower than expected inventory decreases at our channel partners, the Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments had year-over-year inventory reduction of 27%.
Although we are seeing these signs of improvement in our fourth quarter year over year results, during the third fiscal quarter of 2024, as a result of decreased consumer demand we lowered our projected revenues and operating income for future periods. The lower projections, combined with the decline in our stock price in the third fiscal quarter of 2024, led us to determine there were indicators of potential impairment within our former Revelyst reportable segment, and we performed an interim quantitative goodwill and indefinite-lived intangible asset impairment analysis during the third fiscal quarter of 2024. During the third fiscal quarter of 2024 we recorded impairment losses of $218,812, which consisted of $161,714 related to goodwill, $50,300 related to our indefinite-lived trademarks and trade names, and $6,798 related to amortizing intangible assets, within the former Revelyst segment. See Note 1, Significant Accounting Policies, and Note 11, Goodwill and Intangible Assets, to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information.
We continue to maintain a strong balance sheet with capital allocation focused on debt paydown. Fiscal year 2024 cash provided by operating activities was $400,887. During this fiscal year, debt decreased by $340,000 to $720,000, with the net paydown of our 2022 ABL Revolving Credit Facility and the 2022 Term Loan being paid in full. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) decreased to 39.0% as of March 31, 2024, compared to 48.4% as of our fiscal year 2023.

GEAR Up Transformation Program
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation within our Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments, which is driven by the following key elements:
•Simplification of the Business Model: Simplifying the structure of these reportable segments will accelerate them becoming an integrated house of iconic, high-performing outdoor brands that work together as one cohesive unit to form a globally branded company leveraging shared learnings and Centers of Empowerment to drive execution on a global, omni-channel growth strategy;
•Increased Efficiency and Profitability: Maximizing efficiency and streamlining operations through consolidation of current real estate footprint, back-office technology stack, supply chain and organizational structure; and
•Reinvestment in the Highest Potential Brands: Leveraging substantial opportunity to reinvest into the highest potential brands of these reportable segments to accelerate their growth and innovation pipelines.
We expect GEAR Up to deliver targeted annualized pre-tax operating profit improvements of approximately $100,000. The profit improvements began this fiscal year and we expect to realize $100,000 of run rate cost savings by fiscal year 2027. We are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan and expect these charges to be completed by fiscal year 2027. All restructuring charges will be recorded as corporate expenses, and not allocated to our reportable segments. See Note 13, Restructuring, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information .
Sale of The Kinetic Group and Planned Separation
October 15, 2023, we entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), for an enterprise value of $1,910,000 ("the base purchase price") on a cash-free, debt-free basis subject to working capital adjustments, in an all-cash transaction (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split Vista Outdoor into two separate entities, which was previously announced on May 5, 2022. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. (“Revelyst”) simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst business”, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash (“Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increases the base purchase price from $1,910,000 to $1,960,000;
2.increases the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provides that certain Vista Outdoor restricted stock units held by Company employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units, including vesting terms, to the extent necessary to address adverse tax consequences to such employees and the Company under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, receipt of clearance by the Committee on Foreign Investment in the United States and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Divestiture - Subsequent Event
On May 1, 2024, we completed the divestiture of the RCBS brand. This business was part of the Revelyst Outdoor Performance reportable segment.

Pellet Mill Fire
On February 6, 2024, a fire occurred at our Fiber Energy Seymour, Missouri pellet manufacturing location. There were no injuries or environmental issues from the fire. The damage was principally limited to the inventory, raw materials, plant equipment and building structures. As a consequence of the fire damage, the pellet mill is curtailed, and we do not expect any material revenues from this business in our next fiscal year.
RCBS and Fiber Energy Products contributed approximately $30,000 of total combined sales in fiscal year 2024.
Outlook
Sporting Products Industry
The Kinetic Group segment continues to benefit from positive participation trends. While macroeconomic conditions pressure consumer purchasing, the firearms industry continues to have a growth trend. For the 57th straight month, NICS data surpassed more than one million firearms checks. The Kinetic Group has a strong order position, but is expected to experience higher commodity input costs, including powder and copper in fiscal year 2025. We are encouraged by strong sell-through trends in fiscal year 2024, and by overall inventory levels, which remained stable during the fourth fiscal quarter of 2024.
Outdoor Recreation Industry
The Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments continue to benefit from strong outdoor participation trends across multiple outdoor activities, including camping, cycling, hunting, fishing and golf. For example, golf participation has expanded into off-course golf, a tremendous growth opportunity where participation reached a new all-time high in 2023 expanding to 33 million participants. With non-golfers making up more than half of these participants, there is a large opportunity to continue to expand the golf market and attract new users. Furthermore, an estimated 54.5 million Americans fished in 2022, an increase of 4% from the prior year. The fishing industry has been consistently stable and the national participation rate in fishing has not dropped below 16% since 2007. We are transforming these segments into the leading global integrated house of brands in the outdoor industry to deliver wildly human experiences for our consumers. We intend to drive growth through innovative product and technology offerings, an enhanced direct-to-consumer channel strategy, and an expanded digital gaming ecosystem. At the end of fiscal year 2024, most of our retailer's inventory levels have come down, but they are managing their inventory tightly as we see more just in time and smaller quantity orders. We expect this dynamic to continue as we head into fiscal year 2025. During fiscal year 2025, we do not expect consumers to meaningfully change purchasing patterns due to ongoing macroeconomic uncertainties. We are expecting that the operational and organizational improvements within these segments, including the GEAR Up transformation program, will continue to positively impact profitability in both the short- and the long-term.
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
Current Economic Conditions
Inflation and Consumer Spending
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs as well as interest rate exposure, which may adversely affect our operating results. During fiscal year 2024, pressures posed by inflation are causing a decline in consumer disposable income, which has temporarily impacted the demand in our brands, and has also contributed to higher costs of products and operating costs within our Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments. Increased input costs due to inflation have caused decreases in the Kinetic Group segment gross profits during fiscal year 2024. Our sales to retailers and distributors follow the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results if the selling prices of our products are not able to offset these increased costs, or if increased selling prices reduce demand for our products. Changes to interest rates in response to inflationary factors could have adverse impacts on our cash flows and operating results depending on the severity and length of the changes. We cannot predict the impact of these adverse conditions on our liquidity and financial results.
Commodity Price Risk
We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, recent increases in the cost of raw materials used in propellants, along with the volatility of commodity metals, such as copper, zinc and lead continue to impact The Kinetic Group segment. We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. See Note 4, Derivative Financial Instruments, to the consolidated financial statements in Part II, Item 8 of this Annual Report for more detail. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.
Results of Operations
Fiscal Year 2024 Compared to Fiscal Year 2023
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), other expense (income), net, interest expense, and income tax (benefit) provision by reportable segment and by corporate and other (where applicable) are presented below:

	Years ended March 31,		Change
Net Sales:	2024	2023(a)	Dollars	Percent
The Kinetic Group	$1,452,627	$1,757,932	$(305,305)	(17.4)%
Revelyst Outdoor Performance	450,064	460,800	(10,736)	(2.3)%
Revelyst Adventure Sports	607,518	625,250	(17,732)	(2.8)%
Revelyst Precision Sports Technology	235,854	235,825	29	—%
Total	$2,746,063	$3,079,807	$(333,744)	(10.8)%
(a) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
The Kinetic Group—The decrease in net sales was a result of lower volume across nearly all categories as channel inventory has normalized, the termination of the Lake City contract at the beginning of the third quarter of the prior fiscal year, and lower pricing. These decreases were partially offset by increased shipments of primers and lower discounting.
Revelyst Outdoor Performance—The decrease in net sales was a result of lower volume and price and increased discounting, primarily in optics, shooting accessories, and stoves and stove accessories categories caused by the adverse effects of a challenging economic environment for consumers that reduced demand. These declines were partially offset by sales from Simms Fishing, which was acquired in the second fiscal quarter of the prior year, and increased military product shipments.
Revelyst Adventure Sports—The decrease in net sales is a result of lower volume and increased discounting, primarily in bike, powersports and hydration categories caused by the adverse effects of a challenging economic environment for consumers that reduced demand. These decreases were partially offset by sales from Fox Racing, which was purchased in the second fiscal quarter of the prior year, and increased military product shipments.
Revelyst Precision Sports Technology—The increase in net sales was driven by increased volume in laser ranging category, partially offset by decreased volume in launch monitor category and increased discounting.

	Years ended March 31,		Change
Gross Profit:	2024	2023(a)	Dollars	Percent
The Kinetic Group	$485,763	$653,516	$(167,753)	(25.7)%
Revelyst Outdoor Performance	107,511	105,446	2,065	2.0%
Revelyst Adventure Sports	161,674	168,878	(7,204)	(4.3)%
Revelyst Precision Sports Technology	104,037	112,590	(8,553)	(7.6)%
Corporate and other	—	(9,533)	9,533	100.0%
Total	$858,985	$1,030,897	$(171,912)	(16.7)%
Gross profit margin	31.3%	33.5%
(a) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
The Kinetic Group—The decrease in gross profit was primarily caused by decreased volume and price, unfavorable mix, and increased inputs costs due to inflation. These decreases were partially offset by lower discounting. Gross profit margin was 33.4% compared to 37.2% in the prior fiscal year.

Revelyst Outdoor Performance—The increase in gross profit was primarily driven by Simms Fishing and efficiencies, partially offset by organic business volume declines and pricing. Gross profit margin was 23.9% compared to 22.9% in the prior fiscal year.
Revelyst Adventure Sports—The decrease in gross profit was primarily caused by lower organic business volume, increased discounting, unfavorable mix, and sell through of higher cost inventory, partially offset by sales from Fox Racing and pricing. Gross profit margin was 26.6% compared to 27.0% in the prior fiscal year.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by unfavorable product mix driven by volume shift from launch monitors to laser ranging and, increased discounting and product costs. Gross profit margin was 44.1% compared to 47.7% in the prior fiscal year.
Corporate and Other—Expenses included in gross profit were related to inventory step-up expense from acquisitions in the prior fiscal year.

	Years ended March 31,		Change
Operating income (loss):	2024	2023(a)	Dollars	Percent
The Kinetic Group	$389,960	$552,232	$(162,272)	(29.4)%
Revelyst Outdoor Performance	(2,590)	(825)	(1,765)	213.9%
Revelyst Adventure Sports	(7,864)	7,305	(15,169)	(207.7)%
Revelyst Precision Sports Technology	39,061	55,943	(16,882)	(30.2)%
Corporate and other	(368,114)	(506,800)	138,686	27.4%
Total	$50,453	$107,855	$(57,402)	(53.2)%
Operating income margin	1.8%	3.5%
(a) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
The Kinetic Group—The decrease in operating income was primarily caused by the decrease in gross profit, partially offset by decreased selling costs. Operating income margin was 26.8% compared to 31.4% in the prior fiscal year.
Revelyst Outdoor Performance—The increase in operating loss was primarily caused by increased selling, general, and administrative costs related to an acquired business, partially offset by increased in gross profit and reduced selling costs related to organic businesses. Operating income margin was (0.6)% compared to (0.2)% in the prior fiscal year.
Revelyst Adventure Sports—The decrease in operating income was primarily caused by increased selling, general, and administrative costs related to an acquired business and lower gross profit, partially offset by decreased selling, general, and administrative costs related to organic businesses. Operating income margin was (1.3)% compared to 1.2% in the prior fiscal year.
Revelyst Precision Sports Technology—The decrease in operating income was primarily caused by decreased gross profit and increased research and development and selling costs. Operating income margin was 16.6% compared to 23.7% in the prior fiscal year.
Corporate and Other—The decrease in operating loss was primarily driven by decreased goodwill and intangible impairment, stock-based compensation, annual incentive compensation, inventory step-up, transaction and executive transition expense. These decreases were partially offset by increased non-cash expense related to the estimated fair value of the contingent consideration as compared to the non-cash income recognized in the prior fiscal year and planned separation, GEAR Up transformation costs, transition and post-acquisition compensation expense.

	Years ended March 31,		Change
Other expense (income), net:	2024	2023	Dollars	Percent
Other expense (income), net	$1,988	$(2,124)	$4,112	(193.6)%
The change from other income in the prior fiscal year to other expense in the current fiscal year was caused by changes in foreign exchange gains and losses.

	Years ended March 31,		Change
Interest expense, net:	2024	2023	Dollars	Percent
Corporate and other	$62,949	$59,317	$3,632	6.1%
The increase in interest expense was due to higher interest rates and debt issuance cost write offs, offset by a decrease in our average debt balance.

	Years ended March 31,
Income tax (benefit) provision:	2024	Effective Rate	2023	Effective Rate	Change
Corporate and other	$(8,979)	62.0%	$60,380	119.2%	$(69,359)
See Note 16, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The decrease in the current period effective tax rate is primarily due to the impact of nondeductible impairment of goodwill.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2024 of 62.0% is reflective of the federal statutory rate of 21% increased by the beneficial deductions for foreign derived intangible income and changes in tax contingency, partially offset by nondeductible impairment of goodwill and non-deductible earnouts.
The effective tax rate for fiscal year 2023 of 119.2% differs from the federal statutory rate of 21% primarily due to the impact of nondeductible impairment of goodwill and state taxes, partially offset by the deduction for foreign derived intangible income.
Fiscal Year 2023 Compared to Fiscal Year 2022
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), interest expense, and income tax provision by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,		Change
Net Sales:	2023(a)	2022(a)	Dollars	Percent
The Kinetic Group	$1,757,932	$1,737,891	$20,041	1.2%
Revelyst Outdoor Performance	460,800	564,144	(103,344)	(18.3)%
Revelyst Adventure Sports	625,250	556,521	68,729	12.3%
Revelyst Precision Sports Technology	235,825	186,065	49,760	26.7%
Total	$3,079,807	$3,044,621	$35,186	1.2%
(a) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior periods have been restated to conform to the change.
The Kinetic Group—The increase in net sales was driven by improved pricing in all categories and higher volume in primer and rimfire, partially offset by termination of the Lake City contract at the beginning of the third quarter of fiscal year 2023 and volume declines in pistol.
Revelyst Outdoor Performance—The decrease in net sales is related primarily to reduced purchasing across nearly all channels, partially offset by increased sales from the acquisition of Simms Fishing in the second quarter of fiscal year 2023, Stone Glacier in the fourth quarter of fiscal year 2022, and Fiber Energy in the third quarter in fiscal year 2022, pricing and increased direct-to-consumer sales.
Revelyst Adventure Sports—The increase in net sales was driven by the acquisition of Fox Racing in the second quarter of fiscal year 2023, price, and increased direct-to-consumer sales, partially offset by declines in organic brand volume primarily due to reduced purchasing across nearly all channels.
Revelyst Precision Sports Technology—The increase in net sales was driven by the acquisition of Foresight Sports in the third quarter of fiscal year 2022, pricing and increased direct-to-consumer sales, partially offset by declines in organic volume primarily in laser ranging category.

	Years ended March 31,		Change
Gross Profit:	2023(a)	2022(a)	Dollars	Percent
The Kinetic Group	$653,516	$712,160	$(58,644)	(8.2)%
Revelyst Outdoor Performance	105,446	154,565	(49,119)	(31.8)%
Revelyst Adventure Sports	168,878	156,315	12,563	8.0%
Revelyst Precision Sports Technology	112,590	88,567	24,023	27.1%
Corporate and other	(9,533)	(2,375)	(7,158)	(301.4)%
Total	$1,030,897	$1,109,232	$(78,335)	(7.1)%
Gross profit margin	33.5%	36.4%
(a) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
The Kinetic Group—The decrease in gross profit was caused by increased commodity and freight costs and lower volume. The decrease was partially offset by improved pricing. Gross profit margin was 37.2% in fiscal year 2023 compared to 41.0% in fiscal year 2022.
Revelyst Outdoor Performance—The net decrease in gross profit was primarily driven by volume changes as discussed above. Gross profit margin was 22.9% in fiscal year 2023 compared to 27.4% in fiscal year 2022.
Revelyst Adventure Sports—The net increase in gross profit was primarily driven by volume from Fox Racing and improved pricing, which was partially offset by organic businesses’ volume declines and increased product and freight costs. Gross profit margin was 27.0% in fiscal year 2023 compared to 28.1% in fiscal year 2022.
Revelyst Precision Sports Technology—The net increase in gross profit was primarily driven by volume from the acquisition of Foresight Sports as discussed above. Gross profit margin was 47.7% in fiscal year 2023 compared to 47.6% in fiscal year 2022.
Corporate and Other—Expenses included in gross profit were related to inventory step-up expense from acquisitions in fiscal years 2023 and 2022.

	Years ended March 31,		Change
Operating income (loss):	2023(a)	2022(a)	Dollars	Percent
The Kinetic Group	$552,232	$600,415	$(48,183)	(8.0)%
Revelyst Outdoor Performance	(825)	58,531	(59,356)	(101.4)%
Revelyst Adventure Sports	7,305	54,527	(47,222)	(86.6)%
Revelyst Precision Sports Technology	55,943	51,436	4,507	8.8%
Corporate and other	(506,800)	(118,687)	(388,113)	(327.0)%
Total	$107,855	$646,222	$(538,367)	83.3%
Operating income margin	3.5%	21.2%
(a) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
The Kinetic Group—The decrease in operating income was primarily caused by the decrease in gross profit, partially offset by decreased incentive compensation and marketing costs. Operating income margin was 31.4% in fiscal year 2023 compared to 34.5% in fiscal year 2022.
Revelyst Outdoor Performance—The decrease in operating income was primarily driven by the decrease in gross profit of organic businesses and increased selling, general and administrative costs related to Simms Fishing. Operating income margin was (0.2)% in fiscal year 2023, compared to 10.4% in fiscal year 2022.
Revelyst Adventure Sports—The decrease in operating income was primarily driven by increased selling, general and administrative expenses related to Fox Racing, partially offset by the increase in gross profit as discussed above. Operating income margin was 1.2% in fiscal year 2023, compared to 9.8% in fiscal year 2022.
Revelyst Precision Sports Technology—The increase in operating income was primarily driven by the Foresight Sports increased gross profit. Operating income margin was 23.7% in fiscal year 2023, compared to 27.6% in fiscal year 2022.

Corporate and Other—The increase in operating loss was primarily caused by goodwill and tradename impairments, increased planned separation costs, reorganization costs, inventory step-up expense, transaction costs, and transition costs. The decline was partially offset by a decrease in the fair value of the contingent consideration liabilities and lower incentive compensation expense.

	Years ended March 31,		Change
Other income, net:	2023	2022	Dollars	Percent
Corporate and other	$2,124	$—	$2,124	—%
The increase in other income, net was caused by foreign exchange gains related to our businesses acquired during fiscal year 2023.

	Years ended March 31,		Change
Interest expense, net:	2023	2022	Dollars	Percent
Corporate and other	$59,317	$25,264	$34,053	134.8%
The increase in interest expense was due to higher interest rates and an increase in our average debt balance.

	Years ended March 31,
Income tax provision:	2023	Effective Rate	2022	Effective Rate	Change
Corporate and other	$60,380	119.2%	$147,732	23.8%	$(87,352)
See Note 16, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The increase in the fiscal year 2023 tax rate compared to fiscal year 2022 is primarily due to the impact of nondeductible impairment of goodwill.
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
Financial Condition
Cash decreased to $60,271 as of March 31, 2024 from $86,208 at March 31, 2023. We used cash during the year to pay off our 2022 Term Loan and for net paydown of our 2022 ABL Revolving Credit Facility, capital expenditures and our acquisition of PinSeeker. These uses of cash were partially offset by cash provided from our operating activities of $400,887.
Operating Activities
Net cash provided by operating activities decreased $85,298 from the prior fiscal year. The decrease was primarily driven by the timing of accounts receivable collections. Cash used to purchase inventory decreased compared to the prior fiscal year as a result of our successful inventory management programs within our Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments.
Investing Activities
Cash used for investing activities decreased $742,985 from the prior fiscal year. The prior fiscal year cash usage was driven by the acquisition of businesses.

Financing Activities
Net cash provided by financing activities decreased $747,649 from the prior fiscal year. During the prior fiscal year, we obtained 2022 Term Loan and had net advances on our ABL Revolving Credit Facility. During the current fiscal year, we paid off the 2022 Term Loan, made net repayments on our ABL Revolving Credit Facility and made higher contingent consideration payments as compared to the prior fiscal year.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements are to fund capital expenditures, debt repayments, earn-outs related to previous acquisitions, execution of our GEAR Up transformation program and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities and working capital requirements. Our debt service requirements over the next two years consist of required interest payments due under our 4.5% Notes and 2022 ABL Revolving Credit Facility. Our 2022 Term Loan was paid in full during the fourth fiscal quarter of fiscal year 2024.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and execute our GEAR Up transformation program over the next 12 months. As of March 31, 2024, based on the borrowing base less outstanding borrowings of $220,000, outstanding letters of credit of $14,612, less the minimum required borrowing base of $57,000 the amount available under the 2022 ABL Revolving Credit Facility was $237,109. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 39% as of March 31, 2024. See Note 14, Long-term Debt, to the consolidated financial statements in Part II, Item 8 of this Annual Report, for a detailed discussion of our indebtedness.
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
Share Repurchases
Additional information regarding our share repurchases during fiscal year 2024 is presented in Part II, Item 5 of this Annual Report.
Material Cash Requirements
The following tables summarize our material cash requirements as of March 31, 2024:

		Material cash requirements by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Long-term debt	$720,000	$—	$220,000	$500,000	$—
Interest on debt	143,068	37,784	60,284	45,000	—
Operating leases	176,314	24,245	44,521	34,681	72,867
Purchase commitments and other	146,733	142,959	3,324	450	—
Pension plan contributions	27,600	4,300	6,600	6,000	10,700
Total	$1,213,715	$209,288	$334,729	$586,131	$83,567
Payments for interest are based on outstanding debt as of March 31, 2024.
Pension plan contributions are an estimate of the contributions we will make to the plans through fiscal 2033 to provide pension benefits for employees based on expected actuarial estimated funding requirements through fiscal 2033.
The total liability for uncertain tax positions as of March 31, 2024, was approximately $24,853 (see Note 16, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report), none of which is expected to be paid within 12 months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations.
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
See Note 17, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Dependence on Key Customers; Concentration of Credit
No customer contributed more than 10% of sales during fiscal years 2024, 2023, and 2022. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. A significant portion of our indebtedness consists of revolver borrowings with variable rate interest that exposes us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income (loss) and cash flows will correspondingly decrease. Assuming $145 million of variable-rate indebtedness (which was the portion of our indebtedness outstanding as of March 31, 2024, which was not included in our hedged floating-to-fixed interest rate swaps) a change of 1/4 of one percent in interest rates would result in a $0.4 million change in annual estimated interest expense. To mitigate the risks from interest rate exposure, we enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We measure market risk related to holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. We used current market rates on the debt portfolio to perform the sensitivity analysis.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Impairment of Goodwill – Golf Reporting Unit – Refer to Note 11 to the financial statements
The Company tests goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. As a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, combined with the decline in the Company’s stock price in the third quarter of fiscal year 2024, the Company concluded that triggering events had occurred potentially indicating that the fair values of certain reporting units were less than their carrying values. Based on this assessment, the Company recognized a partial goodwill impairment loss of $125.5 million related to the Golf reporting unit. The fair value of the reporting unit was determined considering both an income and market approach. The Company weighted the valuation of their Golf reporting unit using 100% of the income approach, specifically the discounted cash flow method, which required Management to make significant estimates and assumptions related to forecasted revenues, operating margins, and the weighted average cost of capital.
We identified the fair value determination of the Golf goodwill as a critical audit matter due to the significant estimates and assumptions in determining forecasted revenues, operating margins, and the weighted average cost of capital. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenues, operating margins, and the selection of the weighted average cost of capital included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over the forecasted revenues and operating margins, and selection of the weighted average cost of capital.
•We inquired of appropriate individuals, both within and outside of finance, regarding the forecasted revenues and operating margins.
•We evaluated the reasonableness of management’s forecasted revenues and operating margins by comparing the forecasts to:
–Historical sales and growth rates of the Golf reporting unit.
–Historical operating margins of the Golf reporting unit.
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
–Developing a range based upon our independent estimate and comparing the weighted average cost of capital selected by management to that range.
Impairment of Indefinite-Lived Trade Name – Fox Racing – Refer to Note 11 to the financial statements
Indefinite-lived intangibles are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. In conjunction with the Company’s interim quantitative goodwill impairment assessment, they performed a fair value assessment on indefinite-lived trade names and recorded an impairment loss of $26.6 million related to the Fox Racing indefinite-lived trade name. The Company estimates fair value to assess the recoverability of indefinite-lived trade names using a relief from royalty method, which required Management to make significant estimates and assumptions related to forecasted revenues, the weighted average cost of capital and the royalty rate.
We identified the fair value determination of the Fox Racing indefinite-lived trade name as a critical audit matter due to the significant estimates and assumptions in determining forecasted revenues, the weighted average cost of capital and the royalty rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenues, the selection of the weighted average cost of capital, and the selection of royalty rate included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over forecasted revenues, the selection of the weighted average cost of capital, and the selection of the royalty rate.
•We inquired of appropriate individuals, both within and outside of finance, regarding the forecasted revenues.
•We evaluated the reasonableness of management’s forecasted revenues by comparing the forecasts to:
–Historical sales and growth rates of Fox Racing.
–Internal communications to management and the Board of Directors.
–Forecasted information included in analyst and industry reports for the Company, applicable market data, and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital and royalty rate by:
–Testing the source information underlying the determination of the weighted average cost of capital and royalty rate and testing the mathematical accuracy of the calculations.
–Developing a range based upon our independent estimate and comparing the weighted average cost of capital selected by management to that range.
–Developing a range based upon our independent estimate and comparing the royalty rate selected by management to that range.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
May 29, 2024

We have served as the Company’s auditor since 2014.

VISTA OUTDOOR INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands except share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$60,271	$86,208
Net receivables	355,903	339,373
Net inventories	609,999	709,897
Income tax receivable	9,113	—
Other current assets	39,836	60,636
Total current assets	1,075,122	1,196,114
Net property, plant, and equipment	201,864	228,247
Operating lease assets	107,007	106,828
Goodwill	318,251	465,709
Net intangible assets	627,636	733,176
Deferred income tax assets	12,895	—
Deferred charges and other non-current assets, net	59,605	68,808
Total assets	$2,402,380	$2,798,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$65,000
Accounts payable	163,411	136,556
Accrued compensation	56,983	60,719
Accrued income taxes	—	6,676
Federal excise, use, and other taxes	35,552	38,543
Other current liabilities	129,352	146,377
Total current liabilities	385,298	453,871
Long-term debt	717,238	984,658
Deferred income tax liabilities	—	40,749
Long-term operating lease liabilities	105,699	103,313
Accrued pension and postemployment benefits	22,866	25,114
Other long-term liabilities	44,982	59,384
Total liabilities	1,276,083	1,667,089
Commitments and contingencies (Notes 14 and 17)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—58,238,276 shares as of March 31, 2024 and 57,085,756 shares as of March 31, 2023	582	570
Additional paid-in-capital	1,653,089	1,711,155
Accumulated deficit	(236,033)	(230,528)
Accumulated other comprehensive loss	(74,348)	(80,802)
Common stock in treasury, at cost—5,726,163 shares held as of March 31, 2024 and 6,878,683 shares held as of March 31, 2023	(216,993)	(268,602)
Total stockholders' equity	1,126,297	1,131,793
Total liabilities and stockholders' equity	$2,402,380	$2,798,882
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
(Amounts in thousands except per share data)	2024	2023	2022
Sales, net	$2,746,063	$3,079,807	$3,044,621
Cost of sales	1,887,078	2,048,910	1,935,389
Gross profit	858,985	1,030,897	1,109,232
Operating expenses:
Research and development	49,644	44,209	28,737
Selling, general, and administrative	540,076	504,478	434,273
Impairment of goodwill and intangibles (Note 11)	218,812	374,355	—
Operating income	50,453	107,855	646,222
Other (expense) income, net (Note 4)	(1,988)	2,124	—
Interest expense, net	(62,949)	(59,317)	(25,264)
Income (loss) before income taxes	(14,484)	50,662	620,958
Income tax benefit (provision)	8,979	(60,380)	(147,732)
Net income (loss)	$(5,505)	$(9,718)	$473,226
Earnings (loss) per common share:
Basic	$(0.10)	$(0.17)	$8.27
Diluted	$(0.10)	$(0.17)	$8.00

Weighted-average number of common shares outstanding:
Basic	57,946	56,600	57,190
Diluted	57,946	56,600	59,137

Net income (loss) (from above)	$(5,505)	$(9,718)	$473,226
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $0, $0, and $434	—	—	(1,336)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(704), $(884), and $(1,215)	2,248	2,776	3,744
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit (expense) of $(150), $1,003, and $(1,434)	479	(3,150)	4,683
Change in derivative instruments, net of tax benefit (expense) of $(1,105), $1,707, and $168	3,528	(3,187)	(517)
Change in cumulative translation adjustment, net of tax benefit (expense) of $20, $(317), and $0	199	(562)	(58)
Total other comprehensive income (loss)	6,454	(4,123)	6,516
Comprehensive income (loss)	$949	$(13,841)	$479,742
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2024	2023	2022
Operating Activities
Net income (loss)	$(5,505)	$(9,718)	$473,226
Adjustments to net income (loss) to arrive at cash provided by operating activities:
Depreciation	49,145	48,126	46,094
Amortization of intangible assets	50,146	43,963	26,246
Amortization of deferred financing costs	10,098	6,702	1,411
Impairment of goodwill and intangibles (Note 11)	218,812	374,355	—
Impairment of long-lived assets	4,462	—	—
Change in fair value of contingent consideration	5,855	(27,510)	955
Deferred income taxes	(54,988)	(43,177)	11,857
Gain on foreign exchange	(624)	(1,249)	—
Loss on disposal of property, plant, and equipment	1,326	1,719	796
Share-based compensation	11,450	28,119	27,407
Changes in assets and liabilities:
Net receivables	(13,480)	66,860	(50,631)
Net inventories	105,884	18,537	(172,741)
Accounts payable	29,500	(33,596)	(24,350)
Accrued compensation	(3,847)	(25,803)	14,370
Accrued income taxes	(19,627)	59,679	(3,968)
Federal excise, use, and other taxes	(2,991)	(3,311)	8,111
Pension and other postretirement benefits	1,333	1,988	(1,561)
Other assets and liabilities	13,938	(19,499)	(38,911)
Cash provided by operating activities	400,887	486,185	318,311
Investing Activities
Capital expenditures	(30,534)	(38,810)	(42,782)
Proceeds from note receivable	—	10,683	—
Acquisition of businesses, net of cash received	(16,478)	(761,589)	(545,467)
Proceeds from the disposition of property, plant, and equipment	328	47	411
Cash used for investing activities	(46,684)	(789,669)	(587,838)
Financing Activities
Proceeds from credit facility	204,000	468,000	400,000
Repayments of credit facility	(339,000)	(283,000)	(230,000)
Proceeds from issuance of long-term debt	—	350,000	—
Payments on long-term debt	(205,000)	(145,000)	—
Payments made for debt issue costs and prepayment premiums	(63)	(17,209)	(1,061)
Proceeds from exercise of stock options	162	4,213	533
Payments made for contingent consideration	(22,573)	(706)	—
Purchase of treasury shares	—	—	(113,195)
Payment of employee taxes related to vested stock awards	(17,967)	(9,090)	(7,310)
Cash (used for) provided by financing activities	(380,441)	367,208	48,967
Effect of foreign currency exchange rate fluctuations on cash	301	(100)	(121)
Increase (decrease) in cash and cash equivalents	(25,937)	63,624	(220,681)
Cash and cash equivalents at beginning of year	86,208	22,584	243,265
Cash and cash equivalents at end of year	$60,271	$86,208	$22,584
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$1,529	$4,751	$1,656
Contingent consideration in connection with business combinations	—	(11,400)	(35,964)
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2021	58,561,016	$585	$1,731,479	$(694,036)	$(83,195)	$(217,836)	$736,997
Comprehensive income	—	—	—	473,226	6,516	—	479,742
Exercise of stock options	28,921	—	(607)	—	—	1,140	533
Share-based compensation	—	—	27,407	—	—	—	27,407
Restricted stock vested and shares withheld	406,691	—	(24,823)	—	—	17,206	(7,617)
Employee stock purchase program	12,799	—	(2)	—	—	504	502
Treasury shares purchased	(2,980,681)	(30)	—	—	—	(113,165)	(113,195)
Other	64,710	5	(2,527)	—	—	2,552	30
Balance, March 31, 2022	56,093,456	560	1,730,927	(220,810)	(76,679)	(309,599)	1,124,399
Comprehensive loss	—	—	—	(9,718)	(4,123)	—	(13,841)
Exercise of stock options	321,260	—	(8,384)	—	—	12,597	4,213
Share-based compensation	—	—	28,119	—	—	—	28,119
Restricted stock vested and shares withheld	602,574	—	(37,409)	—	—	25,729	(11,680)
Employee stock purchase program	23,556	—	(340)	—	—	923	583
Other	44,910	10	(1,758)	—	—	1,748	—
Balance, March 31, 2023	57,085,756	570	1,711,155	(230,528)	(80,802)	(268,602)	1,131,793
Comprehensive income	—	—	—	(5,505)	6,454	—	949
Exercise of stock options	15,120	—	(414)	—	—	576	162
Share-based compensation	—	—	11,450	—	—	—	11,450
Restricted stock vested and shares withheld	1,045,551	—	(65,954)	—	—	47,543	(18,411)
Employee stock purchase program	12,426	—	(119)	—	—	472	353
Other	79,423	12	(3,029)	—	—	3,018	1
Balance, March 31, 2024	58,238,276	$582	$1,653,089	$(236,033)	$(74,348)	$(216,993)	$1,126,297
See Notes to the Consolidated Financial Statements.

VISTA OUTDOOR INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data and unless otherwise indicated)
1. Significant Accounting Policies
Nature of Operations. Vista Outdoor Inc. (together with our subsidiaries, "Vista Outdoor", "we", "our", and "us", unless the context otherwise requires) is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products. We made changes to our reporting units and reportable segments during the fourth quarter of fiscal year 2024. See Note 11, Goodwill and Intangible Assets and Note 19, Operating Segment Information, for further information. We operate through four reportable segments, The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology. We are headquartered in Anoka, Minnesota and have manufacturing and distribution facilities in the United States, Mexico, and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network serving customers in over 100 countries. Vista Outdoor was incorporated in Delaware in 2014.
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
Sale of The Kinetic Group and Planned Separation
On October 15, 2023, we entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), for an enterprise value of $1,910,000 ("the base purchase price") on a cash-free, debt-free basis subject to working capital adjustments, in an all-cash transaction (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split Vista Outdoor into two separate entities, which was previously announced on May 5, 2022. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. (“Revelyst”) simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst business”, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor, ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash (“Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Sporting Products Sale (the “First Amendment”). The First Amendment:
1.increases the base purchase price from $1,910,000 to $1,960,000;
2.increases the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provides that certain Vista Outdoor restricted stock units held by Company employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units , including vesting terms, to the extent necessary to address adverse tax consequences to such employees and the Company under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.

The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, receipt of clearance by the Committee on Foreign Investment in the United States and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
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
Advertising Costs. Advertising and promotional costs including print ads, commercials, catalogs, and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $58,259, $59,189, and $58,028 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
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

Warranty Costs. We provide consumer warranties against manufacturing defects on certain products with warranty periods typically ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. See Note 12, Other Current Liabilities, for additional detail.
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
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment during the fourth quarter, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.
During the third quarter of fiscal year 2024, as a result of an increasingly challenging economic environment for consumers due to higher interest rate expectations continuing, and other factors affecting the market for our products, we reduced our projections for fiscal year 2024 and beyond for the majority of our reporting units within the former Revelyst reportable segment. See Note 11, Goodwill and Intangible Assets and Note 19, Operating Segment Information, for further information on changes to our reporting units and reportable segments during the fourth quarter of fiscal year 2024. As a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, combined with the decline in our stock price in the third fiscal quarter, we concluded that triggering events had occurred potentially indicating that the fair values of certain reporting units within our former Revelyst reportable segment were less than their carrying values. Based on these events, we completed an interim quantitative goodwill impairment analysis and recognized goodwill impairment losses of $161,714 related to reporting units within our former Revelyst reportable segment, which are included in "Impairment of goodwill and intangibles" on our consolidated statements of comprehensive income (loss) for the fiscal year 2024. See Note 11, Goodwill and Intangible Assets, for further information.
For the third quarter fiscal year 2024 interim quantitative goodwill impairment analysis, we determined the estimated fair value of each reporting unit and compared it to their respective carrying amounts, including goodwill. The fair value of each reporting unit was determined considering both an income and market approach. We weighted the valuations of our former Revelyst segment reporting units using 100% of the income approach, specifically the discounted cash flow method. The weighted average cost of capital used in the income approach ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. We weighted the value of The Kinetic Group reporting unit using 100% of the market approach, based on the offer accepted in the Sporting Products Sale. This market approach method estimates the price reasonably expected to be realized.

Indefinite-Lived Intangible Assets. Indefinite-lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment during the fourth quarter, and concluded there were no indicators of impairment on our indefinite-lived intangibles. See Note 11, Goodwill and Intangible Assets, for discussion and details.
In conjunction with our interim quantitative goodwill impairment analysis, we performed a fair value analysis on our indefinite-lived trademarks and trade names within the former Revelyst reportable segment, which resulted in impairment losses of $50,300, related to indefinite-lived intangible assets. These losses are included in "Impairment of goodwill and intangibles" on our consolidated statements of comprehensive income (loss) for the fiscal year of 2024. We also performed a step zero analysis on The Kinetic Group indefinite-lived trade names during the third fiscal quarter of 2024. See Note 11, Goodwill and Intangible Assets, for further information.
We calculated the fair value of our indefinite-lived intangibles using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. We estimated the future revenue for the related brands and technology, the appropriate royalty rate, and the weighted average cost of capital. We based our fair values and estimates on assumptions we believed to be reasonable, but which are unpredictable and inherently uncertain.
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
Amortizing Intangible Assets and Long-Lived Assets. Our long-lived assets consist primarily of property, plant, and equipment, amortizing right-of-use assets related to our operating leases and amortizing costs related to cloud computing arrangements. Our primary identifiable intangible assets include trademarks and trade names, patented technology, and customer relationships. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value.
In conjunction with our interim quantitative goodwill impairment analysis, we performed recoverability tests of our long-lived assets, including amortizing intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets. Based on the results of the recoverability test, we determined that the fair value of certain definite lived intangibles related to trade names and customer relationship within our former Outdoor Cooking reporting unit were less than their carrying value. The fair value of these intangibles was determined using the cost approach. As a result, we recorded impairment charges totaling $6,798 related to amortizing intangible assets, which are included in "Impairment of goodwill and intangibles" on our consolidated statements of comprehensive income (loss) for the fiscal year of 2024. See Note 11, Goodwill and Intangible Assets, for further information.
Business Combinations. We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The fair value calculation of initial contingent consideration associated with the purchase price also uses unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation analysis in a risk-neutral framework. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments. During the measurement period of one year from the acquisition date, we continue to collect information and reevaluate our estimates and assumptions and record any adjustments to these estimates to goodwill. See Note 7, Acquisitions, for additional information.
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
We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The fair value of our forward contracts is based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy. See Note 2, Fair Value of Financial Instruments, for further information.
Stock-Based Compensation. We account for our share-based compensation arrangements in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718") which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Our stock-based compensation plans, which are described more fully in Note 18, Stockholders' Equity, provide for the grant of various types of stock-based incentive awards, including performance awards, performance awards with a total shareholder return (TSR) modifier, restricted stock units, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on our overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.
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
We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. Significant estimates are required for this analysis. If we were to determine that the amount of deferred income tax assets, we would be able to realize in the future had changed, we would make an adjustment to the valuation allowance, which would decrease or increase the provision for income taxes.
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
Worker's Compensation. The liability for losses under our worker's compensation program has been actuarially determined. The balance for worker's compensation liability was $9,662 and $8,198 as of March 31, 2024 and 2023, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are reported as a component of accumulated other comprehensive loss ("AOCL") in stockholders' equity. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized during the current period in the consolidated statements of comprehensive income (loss), as part of other (expense) income, net.

Other (Expense) Income, Net. Other (expense) income, net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. See Note 4, Derivative Financial Instruments, for additional information.
Accumulated Other Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31,
	2024	2023
Derivatives	$(15)	$(3,543)
Pension and other postretirement benefit liabilities	(68,722)	(71,449)
Cumulative translation adjustment	(5,611)	(5,810)
Total accumulated other comprehensive loss	$(74,348)	$(80,802)
The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Years ended March 31,
	2024				2023
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$(3,543)	$(71,449)	$(5,810)	$(80,802)	$(356)	$(71,075)	$(5,248)	$(76,679)
Change in fair value of derivatives	2,607	—	—	2,607	(4,829)	—	—	(4,829)
Income tax impact on derivative instruments	(1,104)	—	—	(1,104)	1,707	—	—	1,707
Net loss (gain) reclassified from AOCL	2,025	—	—	2,025	(65)	—	—	(65)
Net actuarial losses reclassified from AOCL(1)	—	2,248	—	2,248	—	2,776	—	2,776
Valuation adjustment for pension and postretirement benefit plans(1)	—	479	—	479	—	(3,150)	—	(3,150)
Net change in cumulative translation adjustment	—	—	199	199	—	—	(562)	(562)
End of year AOCL	$(15)	$(68,722)	$(5,611)	$(74,348)	$(3,543)	$(71,449)	$(5,810)	$(80,802)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 15, Employee Benefit Plans.
Recent Accounting Pronouncements— In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.
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
Accounting Standards Adopted During this Fiscal Year—In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with the exception for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The guidance should be applied retrospectively, except for the amendment on roll-forward information, which should be applied prospectively. This ASU was effective for us in the first quarter of fiscal year 2024, with the exception of the amendment on roll-forward information, which will be effective for us in our Form 10-K for fiscal year 2025. We adopted this ASU during the first quarter of fiscal year 2024 and the adoption did not have an impact on our consolidated financial statement disclosures.

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
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:
Derivative Financial Instruments
Hedging instruments (see Note 4, Derivative Financial Instruments), are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable and are therefore categorized within Level 2 of the fair value hierarchy.
Note Receivable
In connection with the sale of our Firearms business in fiscal year 2020, we received a $12,000 interest-free, five-year pre-payable promissory note, originally due June 2024. Based on the general market conditions and the credit quality of the buyer at the time of the sale, we discounted the Note Receivable at an effective interest rate of 10% and estimated fair value using a discounted cash flow approach. We considered this to be a Level 3 instrument. The note was paid in full during the fourth quarter of fiscal year 2023.
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the consolidated statement of comprehensive income (loss). The estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier, and Fox Racing as of March 31, 2024 are $750, $2,806, and $0, respectively. See Note 7, Acquisitions, for additional information.
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2024:

Balance, March 31, 2023	$20,274
Increase in fair value	5,855
Payments made	(22,573)
Balance, March 31, 2024	$3,556
Contingent consideration liabilities are reported under the following captions in the consolidated balance sheets:

	March 31,
	2024	2023
Other current liabilities	$750	$8,586
Other long-term liabilities	2,806	11,688
Total	$3,556	$20,274
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of March 31, 2024 and March 31, 2023 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of March 31, 2024 and March 31, 2023 are categorized within Level 1 of the fair value hierarchy.

The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	March 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt(1)	$500,000	$500,865	$500,000	$404,000
Variable rate debt(2)	220,000	220,000	560,000	560,000
(1) Fixed rate debt—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Senior Notes which will mature on March 15, 2029. These notes are unsecured and senior obligations. The fair value of the fixed-rate debt is based on market quotes for each issuance. We consider these to be Level 2 instruments. See Note 14, Long-term Debt, for information on our credit facilities, including certain risks and uncertainties.
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value because the interest rates are variable and reflective of market rates as of March 31, 2024. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 14, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
During the third fiscal quarter of 2024, we recognized impairment losses related to our goodwill and indefinite-lived intangible assets. The fair value of these assets are categorized within Level 3 of the fair value hierarchy. See Note 1, Significant Accounting Policies, and Note 11, Goodwill and Intangible Assets, for discussion and details of the impairment losses recorded in the third fiscal quarter of 2024.
We periodically evaluate the recoverability of the carrying amount of our long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 1, Significant Accounting Policies, and Note 11, Goodwill and Intangible Assets, for discussion of an identified trigger event and impairment expense related to certain amortizing intangibles during third fiscal quarter of 2024. See Note 3, Leases, for discussion of right of use asset (ROU) impairments during the fiscal year. Significant assumptions were used to estimate fair value of long-lived assets, which were categorized within Level 3 of the fair value hierarchy. See Note 13, Restructuring, for discussion of long-lived asset impairments related to our restructuring plan during fiscal year 2024.
3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment, and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of its right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term up to five years. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases were as follows:

		March 31,
	Balance sheet caption	2024	2023
Assets:
Operating lease assets	Operating lease assets	$107,007	$106,828

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$14,673	$16,351
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	105,699	103,313
Total lease liabilities		$120,372	$119,664
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss). The components of lease expense were as follows:

	Years ended March 31,
	2024	2023
Fixed operating lease costs(1)	$27,212	$28,128
Variable operating lease costs	4,635	3,200
Operating and sublease income	(893)	(602)
Net lease costs	$30,954	$30,726
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	8.82	9.71

Weighted average discount rate:
Operating leases	8.64%	8.43%
The approximate future minimum lease payments under operating leases were as follows:

Fiscal year 2025	$24,245
Fiscal year 2026	23,457
Fiscal year 2027	21,064
Fiscal year 2028	18,336
Fiscal year 2029	16,345
Thereafter	72,867
Total lease payments	176,314
Less imputed interest	(55,942)
Present value of lease liabilities	$120,372

Supplemental cash flow information related to leases is as follows:

	Years ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$26,817	$22,760
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$22,045	$35,046
ROU asset re-measurement	(5,747)	10,237
As part of our restructuring plans in fiscal years 2024 and 2023, we made strategic decisions to close and impair office locations that were no longer being used as intended or weren't able to be subleased. Accordingly, during fiscal years 2024 and 2023, we recognized ROU asset impairment of $3,116 and $1,812, respectively, reducing the carrying value of the lease asset to its estimated fair value.
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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of March 31, 2024, we had outstanding lead forward contracts on approximately 6.25 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The short-term liability related to the lead forward contracts is immaterial and is recorded as part of other current liabilities. The long-term asset related to the lead forward contracts is immaterial and is recorded as part of deferred charges and other non-current assets, net.
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
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. As of March 31, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $4,064. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
As of March 31, 2024, we have no remaining foreign currency forward contracts not designated as cash flow hedge instruments.
During the fiscal years ended 2024, 2023, and 2022, we recorded net foreign currency translation loss of $2,991, $588, and $0, respectively, on the consolidated statements of comprehensive income (loss) within other income (expense), net.

Interest Rate Swaps
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of March 31, 2024, we had the following interest rate swaps outstanding:

	Notional	Fair value	Pay fixed	Receive floating	Maturity date
Non-amortizing swap	$50,000	$73	4.491%	5.324%	Feb 2026
Non-amortizing swap	25,000	(60)	4.650%	5.321%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. All unrealized gains and losses as shown as of March 31, 2024 will be recognized in the consolidated statements of comprehensive income (loss) in interest expense within the next two fiscal years, at their then-current value.
The following tables summarize the fair value of our derivative instruments as well as the location of the asset and/or liability on the consolidated balance sheets:

		Asset derivatives fair value as of
		March 31,
Derivatives not designated as hedging instruments	Balance sheet location	2024	2023
Foreign currency forward contracts	Other current assets	$—	$91
Total		$—	$91

		Asset (Liability) derivatives fair value as of
		March 31,
Derivatives designated as cash flow hedging instruments	Balance sheet location	2024	2023
Interest rate swap contract	Deferred charges and other non-current assets, net	$13	$—
Foreign currency forward contracts	Other current liabilities	(4)	(3,252)
Interest rate swap contract	Other long-term liabilities	—	(1,760)
Total		$9	$(5,012)
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the consolidated financial statements:

	Gain (loss) recognized in other comprehensive income
	Years ended March 31,
Derivatives designated as cash flow hedging instruments:	2024	2023	2022
Foreign currency forward contracts	$199	$(3,782)	$—
Lead forward contracts	115	713	—
Interest rate swap contracts	2,293	(1,760)	—
Total gain (loss)	$2,607	$(4,829)	$—

		Gain (loss) reclassified from other comprehensive income into earnings
		Years ended March 31,
Derivatives designated as cash flow hedging instruments:	Location	2024	2023	2022
Foreign currency forward contracts	Cost of sales	$(1,349)	$(588)	$—
Foreign currency forward contracts	Other income (expense), net	(1,642)	—	—
Lead forward contracts	Cost of sales	446	653	—
Interest rate swap contracts	Interest expense, net	520	—	—
Total gain (loss)		$(2,025)	$65	$—
5. Revenue Recognition
The Company's disaggregated revenue is fully disclosed by reportable segments and by geographic area in Note 19, Operating Segment Information.
The principal activities from which the Company recognizes its revenue by reportable segment is discussed below and in Note 1, Significant Accounting Policies.
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

In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Years ended March 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(5,505)	$(9,718)	$473,226
Denominator:
Weighted-average number of common shares outstanding, basic	57,946	56,600	57,190
Dilutive effect of stock-based awards(1)	—	—	1,947
Diluted shares	57,946	56,600	59,137
Earnings (loss) per common share:
Basic	$(0.10)	$(0.17)	$8.27
Diluted	$(0.10)	$(0.17)	$8.00
(1) Due to the loss from continuing operations for the fiscal year ended March 31, 2024 and 2023, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Potentially dilutive securities of 300 and 1,504 were excluded from diluted EPS in fiscal years 2024 and 2023, respectively, as we had a net loss. There were no potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock, for the fiscal year ended March 31, 2022.
7. Acquisitions
PinSeeker
During the fourth quarter of fiscal year 2024, we acquired PinSeeker, a leader in virtual network of golfers, allowing players to complete globally in real-time. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Simms Fishing
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products ("Simms"), a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. The results of this business are reported within the Revelyst Outdoor Performance reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fox Racing
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), a leader in motocross industry and a growing brand in the mountain bike category. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The results of this business are reported within the Revelyst Adventure Sports reportable segment.
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
Fox Racing supplemental pro forma data:
Fox Racing's net sales of $180,320 and net loss of $18,857 since the acquisition date, August 5, 2022, were included in our consolidated results for the fiscal year ended March 31, 2023, and are reflected in the Revelyst Adventure Sports reportable segment.

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
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income (loss) to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Years ended March 31,
	2023	2022
Fees for advisory, legal, and accounting services(1)	$(6,064)	$6,064
Inventory step-up, net(2)	(7,544)	7,544
Interest(3)	10,627	30,406
Depreciation(4)	969	2,482
Amortization(5)	4,245	12,257
Management Fees(6)	(530)	(1,413)
Income tax provision (benefit)(7)	(910)	(13,260)
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
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of our future consolidated results of operations. The pro forma financial information presented above has been derived from our historical consolidated financial statements and from the historical accounting records of Fox Racing.

Stone Glacier
During the fourth quarter of fiscal year 2022, we acquired Stone Glacier, a premium brand focused on ultralightweight, performance hunting gear designed for backcountry use. The addition of Stone Glacier allows us to enter the packs, camping equipment, and technical apparel categories with a fast-growing brand and provide a foundation for us to leverage camping category synergies. The results of this business are reported within the Revelyst Outdoor Performance reportable segment. Contingent consideration with an initial fair value of $9,939 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fiber Energy
During the third quarter of fiscal year 2022, we acquired Fiber Energy Products, a leader in all-natural wood grilling pellets. The results of this business are reported within the Revelyst Outdoor Performance reportable segment. Contingent consideration with an initial fair value of $3,625 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for more information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2022. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Foresight Sports
During the third quarter of fiscal year 2022, we acquired Foresight Sports ("Foresight"), a leading designer and manufacturer of golf performance analysis, entertainment, and game enhancement technologies for approximately $470,772. The purchase agreement includes $5,599 related to employee retention payments, which will be accounted for separately from the business combination as post combination compensation expense. Contingent payments of up to $25,000 if certain net sales targets are met will also be accounted for separately from the business combination as post combination compensation expense. We used cash on hand and available liquidity under our 2021 ABL Revolving Credit Facility to complete the transaction. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment.
Foresight's net sales of $61,173 and net income of $18,423 since the acquisition date, September 28, 2021, are included in our consolidated results for the fiscal year ended March 31, 2022, and are reflected in the Revelyst Precision Sports Technology reportable segment.
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

Foresight purchase price allocation:

September 28, 2021
Total consideration transferred	$470,772
Fair value of assets acquired:
Accounts receivable	$2,806
Inventories	10,780
Intangible assets	131,500
Property, plant, and equipment	1,870
Operating lease assets	6,506
Other assets	2,006
Total assets	155,468
Fair value of liabilities assumed:
Accounts payable	6,177
Customer deposits	2,084
Long-term operating lease liabilities	5,961
Contract liabilities	2,992
Other liabilities	1,729
Other long-term liabilities	9,182
Total liabilities	28,125
Net assets acquired	127,343
Goodwill	$343,429

	Value	Useful life (years)
Tradenames	$42,500	20
Patented technology	19,900	5 to 10
Customer Relationships	69,100	5 to 15
Foresight supplemental pro forma data:
The following unaudited pro forma financial information presents our results as if the Foresight acquisition had been completed on April 1, 2020:

	Years ended March 31,
	2022	2021
Sales, net	$3,088,220	$2,296,413
Net income (loss)	515,345	268,547
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income (loss):

	Years ended March 31,
	2022	2021
Fees for advisory, legal, and accounting services(1)	$(3,080)	$3,080
Inventory step-up, net(2)	(1,247)	$1,247
Interest(3)	2,203	6,565
Depreciation and amortization(4)(5)	4,961	8,122
Income tax provision(6)	3,520	5,520
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
QuietKat
During the first quarter of fiscal year 2022, we acquired QuietKat, an electric bicycle company that specializes in designing, manufacturing, and marketing rugged, all-terrain eBikes. The results of this business are reported within the Revelyst Adventure Sports reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the first quarter of fiscal year 2023 and no significant changes were recorded from the original estimation. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 2, Fair Value of Financial Instruments, for information related to the fair value calculation. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years, provided the key members continue their employment with us through the respective milestone dates. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
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

Net receivables are summarized as follows:

	March 31,
	2024	2023
Trade receivables	$357,672	$349,424
Other receivables	17,585	8,899
Less: allowance for estimated credit losses and discounts	(19,354)	(18,950)
Net receivables	$355,903	$339,373
Walmart represented 11% and 10% of the total trade receivables balance as of March 31, 2024 and 2023, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2022	$14,510
Provision for credit losses	2,289
Write-off of uncollectible amounts, net of recoveries	(259)
Purchase accounting (Note 7)	2,410
Balance, March 31, 2023	18,950
Provision for credit losses	1,915
Write-off of uncollectible amounts, net of recoveries	(1,511)
Balance, March 31, 2024	$19,354

9. Inventories
Net inventories consist of the following:

	March 31,
	2024	2023
Raw materials	$179,308	$199,225
Work in process	57,093	63,652
Finished goods	373,598	447,020
Net inventories	$609,999	$709,897
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $38,683 and $45,929 as of March 31, 2024 and 2023, respectively.
10. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 10 years and buildings and improvements are depreciated over 1 to 30 years. Depreciation expense was $49,145, $48,126, and $46,094 in fiscal years 2024, 2023, and 2022, respectively.
As discussed in Note 1, Significant Accounting Policies, we review property, plant, and equipment for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant, and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
On February 6, 2024, a fire occurred at our Fiber Energy Seymour, Missouri pellet manufacturing location. There were no injuries or environmental issues from the fire. The damage was principally limited to the inventory, raw materials, plant equipment and building structures. We have adequate property damage and business interruption insurance, subject to an applicable deductible. We completed our final damage assessment, and discussions with the insurance carrier is ongoing. We assessed incurred costs and lost earnings related to business interruption and property damage to our facility, as well as timing of recognition under applicable insurance recovery guidance, and recorded accruals of $3,242 in fiscal year 2024 for insurance recoveries that offset the impairment expense of the damaged fixed assets and inventory of $4,242. The net expense of $1,000 is included in Selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss).

Property, plant, and equipment consists of the following:

	March 31,
	2024	2023
Land	$13,301	$13,276
Buildings and improvements	108,753	108,377
Machinery and equipment	516,337	498,266
Property not yet in service	15,357	22,639
Gross property, plant, and equipment	653,748	642,558
Less: accumulated depreciation	(451,884)	(414,311)
Net property, plant, and equipment	$201,864	$228,247
11. Goodwill and Intangible Assets
The change in the carrying value of goodwill was as follows:

	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Total
Balance, March 31, 2022	$86,105	$39,973	$12,349	$343,430	$481,857
Acquisitions	—	68,353	248,254	—	316,607
Impairment	—	(72,152)	(260,603)	—	(332,755)
Balance, March 31, 2023	86,105	36,174	—	343,430	465,709
Acquisitions	—	—	—	14,256	14,256
Impairment	—	(36,174)	—	(125,540)	(161,714)
Balance, March 31, 2024	$86,105	$—	$—	$232,146	$318,251
The increase in goodwill in fiscal year 2024 was due to our PinSeeker acquisition. See Note 7, Acquisitions. The decrease in fiscal year 2024 was due to an impairment charge of $161,714 recognized in the third quarter of fiscal year 2024 as discussed below. As of March 31, 2024, there were $745,957, $617,179, and $125,540 of accumulated impairment losses, related to the Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments, respectively. As of March 31, 2023 there were $709,783, $617,179, and $0 of accumulated impairment losses, related to the Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments, respectively. The goodwill recorded within The Kinetic Group segment has no accumulated impairment losses.
Fiscal year 2024 assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. We completed a step zero assessment during the fourth quarter, and concluded there were no indicators of impairment.
During the fourth quarter of fiscal year 2024 we determined there was a change to our reporting units, based on the change in our reportable segments. See Note 19, Operating Segment Information, for additional information. Our reporting units are now the same as our reportable segments. There was no goodwill recorded in the reporting units affected by the reorganization.
Results of our interim testing
During the third quarter of fiscal year 2024, as a result of an increasingly challenging economic environment for consumers due to higher interest rate expectations continuing, and other factors affecting the market for our products, we reduced our projections for fiscal year 2024 and beyond for the majority of our reporting units within the former Revelyst reportable segment. As a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, combined with the decline in our stock price in the third fiscal quarter, we concluded that triggering events had occurred potentially indicating that the fair values of certain reporting units within our former Revelyst reportable segment were less than their carrying values. We recognized impairment losses equal to the full carrying value of goodwill of $26,219 and $9,955, related to the former reporting units of Outdoor Cooking and Stone Glacier, respectively, and a partial goodwill impairment loss of $125,540 related to our Golf reporting unit. Goodwill relating to the Ammunition reporting unit was not impaired as the fair value exceeded the carrying value. Our Ammunition and Golf reporting units comprise our remaining goodwill at March 31, 2024.
For the third quarter of fiscal year 2024 interim quantitative goodwill impairment analysis, we determined the estimated fair value of each reporting unit and compared it to their respective carrying amounts, including goodwill. The fair value of each reporting unit was determined considering both an income and market approach. We weighted the valuations of our former Revelyst segment reporting units using 100% of the income approach, specifically the discounted cash flow method. The weighted average cost of capital used in the income approach ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. We weighted the value of The Kinetic Group reporting unit using 100% of the market approach, based on the offer accepted in the Sporting Products Sale. This market approach method estimates the price reasonably expected to be realized. See Sale of The Kinetic Group and Planned Separation in the Executive Summary and Financial Highlights of Part II, Item 7 of this Annual Report for further discussion of the Sporting Products Sale.
Before completing our interim goodwill impairment test, we performed a fair value analysis on our indefinite-lived trademarks and trade names within the former Revelyst reportable segment, which we recorded impairment losses of $26,600, $9,600, $6,100, $4,500 $1,800, $1,100, and $600 related to the Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived tradename assets, respectively. The carrying value of the indefinite-lived intangible assets related to Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports after the impairment was $58,400, $13,300, $12,000, $25,500, $15,300, $14,900, and $3,500, respectively, at March 31, 2024. We determined the fair value of our Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived trade names using royalty rates of 3%, 1.5%, 1.5%, 3%, 1.5%, 1%, and 1%, respectively.
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
As a result, we recognized impairment losses equal to the full carrying value of goodwill of $248,254, $68,353, and $12,349 allocated to the former reporting units of Fox Racing, Simms Fishing, and QuietKat, respectively, and partial goodwill impairment charges of $3,799 related to our former Stone Glacier reporting unit. We determined that the goodwill relating to our other reporting units was not impaired as the fair value exceeded the carrying value. Our Ammunition, Golf, Stone Glacier, and Outdoor Cooking reporting units comprise our remaining goodwill at March 31, 2023. As of the fiscal year 2023 annual testing measurement date, the fair value of our former Stone Glacier and former Outdoor Cooking reporting units was less than 10% higher than their carrying values. In order to assess the reasonableness of the calculated fair values of our reporting units, we also compared the sum of the reporting units’ fair values to our market capitalization and calculated an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluated the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium was not reasonable in light of this assessment, we would have reevaluated our fair value estimates of the reporting units by adjusting the discount rates and other assumptions as necessary.
Before completing our goodwill impairment test, we first tested our indefinite-lived intangible assets. We performed a step zero analysis on nine of our indefinite-lived tradenames. We performed a step one analysis on our remaining indefinite-lived tradenames, which resulted in impairment losses of $21,200 and $20,400, related to the Fox Racing and Simms Fishing indefinite-lived tradename assets, respectively. We determined the fair value of the indefinite-lived tradenames related to our Bell Cycling and Giro tradenames was greater or equal to the carrying value, and no impairment was recorded. The carrying value of the indefinite-lived intangible assets related to Fox Racing and Simms Fishing after the impairment was $85,000 and $30,000, respectively at March 31, 2023. We determined the fair value of our Fox Racing, Simms Fishing, Bell Cycling, and Giro indefinite-lived tradenames using royalty rates of 3.0%, 3.0%, 1.5%, and 1.5%, respectively.

Fiscal year 2022 annual assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Significant Accounting Policies. We completed a step zero assessment as of January 1, 2022 and concluded there were no indicators of impairment.
Our indefinite-lived intangibles are not amortized and are tested for impairment annually or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2022, in accordance with our accounting policies described in Note 1, Significant Accounting Policies, and concluded there were no indicators of impairment.
Intangible assets
Net intangibles consisted of the following:

	March 31,
	2024			2023
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,636	$(37,646)	$75,990	$113,915	$(30,848)	$83,067
Patented technology	37,604	(19,252)	18,352	36,854	(16,313)	20,541
Customer relationships and other	523,059	(190,068)	332,991	530,237	(151,272)	378,965
Total	674,299	(246,966)	427,333	681,006	(198,433)	482,573
Non-amortizing trade names	200,303	—	200,303	250,603	—	250,603
Net intangible assets	$874,602	$(246,966)	$627,636	$931,609	$(198,433)	$733,176
The decrease in the gross carrying amount of amortizing intangible assets in fiscal year 2024 was due to impairment, less increases due to the acquisition of PinSeeker and the impact of foreign exchange rates. See Note 1, Significant Accounting Policies for discussion of impairment recorded during fiscal year 2024. We recorded impairment expense related to customer relationship and trade name intangibles within our former Outdoor Cooking reporting unit, net of accumulated amortization of $5,805 and $993, respectively. The decrease in non-amortizing trade names is due to impairment as discussed above. Amortization expense related to these assets was $50,146, $43,963 and $26,246 in fiscal years 2024, 2023, and 2022, respectively, which is included within cost of sales. The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 11.5 years.
We expect amortization expense related to these assets in each of the next five fiscal years and beyond to be incurred as follows:

Fiscal year 2025	$49,991
Fiscal year 2026	46,981
Fiscal year 2027	45,531
Fiscal year 2028	40,361
Fiscal year 2029	33,871
Thereafter	210,598
Total	$427,333

12. Other Current Liabilities
The major categories of current liabilities are as follows:

	March 31,
	2024	2023
Warranty liability	$8,083	$5,441
Accrual for in-transit inventory	5,570	9,810
Operating lease liabilities	14,673	16,351
Contingent consideration	750	8,586
Other	100,276	106,189
Total other current liabilities	$129,352	$146,377
We provide consumer warranties against manufacturing defects on certain products with warranty periods ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated current and long-term liability for warranty coverage for products delivered based on historical information and current trends.
The following is a reconciliation of the changes in our combined current and long-term product warranty liability during the periods presented:

Balance as of March 31, 2022	$9,073
Payments made	(4,676)
Warranties issued	4,827
Changes related to pre-existing warranties and other adjustments	328
Balance as of March 31, 2023	9,552
Payments made	(6,834)
Warranties issued	12,119
Changes related to pre-existing warranties and other adjustments	(3,785)
Balance as of March 31, 2024	$11,052
13. Restructuring
As part of our restructuring plans, we have and will incur severance and employee related costs, professional fees, ROU asset impairments and other exit and disposal costs which are recorded in Selling, general, and administrative in the consolidated statements of comprehensive income (loss). Severance and employee related costs consist primarily of salary continuation benefits, outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits being provided in the restructuring, pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Asset impairments are accounted for in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation within our Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments. We made changes to the structure of our organization during the fourth fiscal quarter of 2024, which resulted in our previous Revelyst reportable segment being reorganized into three new reportable segments. We further finalized plans to centralize certain functions under shared services to better support our segments. We also announced plans to geographically consolidate the businesses within Revelyst Adventure Sports, Revelyst Outdoor Performance and Revelyst Precision Sports Technology. These geographic relocations are expected to be completed during fiscal 2025.
For GEAR Up, we are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan. We expect these charges to be completed during fiscal 2027. All of pre-tax restructuring charges will be recorded as corporate expense, and not allocated to our reportable segments.
During fiscal year 2024, we incurred $8,279, of pre-tax restructuring costs in connection with GEAR Up, which are recorded in Selling, general, and administrative expense in the consolidated statements of comprehensive income (loss). In the fourth quarter of fiscal year 2023, we announced a cost reduction and earnings improvement program. We recorded $5,604 and $15,668 of pre-tax restructuring charges for the fiscal years 2024 and 2023, respectively. These restructuring charges are included in selling, general, and administrative expense in our consolidated statement of comprehensive income (loss). This program was substantially completed as of March 31, 2024, with immaterial expenses expected in future years.
The following tables summarize restructuring charges recorded as a result of our restructuring programs for the periods presented:

	Years ended March 31,		Incurred since
GEAR Up restructuring costs	2024	2023	inception
Employee severance and related expenses	$6,056	$—	$6,056
Professional fees	1,720	—	1,720
Right-of-use asset impairments	129	—	129
Impairment on technology assets	306	—	306
Other	68	—	68
Total	$8,279	$—	$8,279

	Years ended March 31,		Incurred since
Cost reduction and earnings improvement program	2024	2023	inception
Other asset impairments	$—	$7,628	$7,628
Employee severance and related expenses	614	5,225	5,839
Right-of-use asset impairments	3,825	1,812	5,637
Impairment on technology assets	—	1,003	1,003
Contract termination costs	1,165	—	1,165
Total	$5,604	$15,668	$21,272
The tables below present a roll forward of our accruals or (deposits) related to GEAR Up, which are included in Accounts payable, Other current liabilities, or Other current assets:

GEAR Up	Balance as of March 31, 2023	Charges	Payments	Balance as of March 31, 2024
Employee severance and related expenses	$—	$6,056	$(657)	$5,399
Professional fees	—	1,720	(2,688)	(968)
Other	—	68	(61)	7
Total	$—	$7,844	$(3,406)	$4,438

Cost reduction and earnings improvement program	Balance as of March 31, 2023	Charges	Payments	Balance as of March 31, 2024
Employee severance and related expenses	$5,225	$614	$(4,835)	$1,004
Total	$5,225	$614	$(4,835)	$1,004

14. Long-term Debt

	March 31,
	2024	2023
2022 ABL Revolving Credit Facility	$220,000	$355,000
2022 Term Loan	—	205,000
Total Principal Amount of Credit Agreements	220,000	560,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	720,000	1,060,000
Less: unamortized deferred financing costs	(2,762)	(10,342)
Carrying amount of long-term debt	717,238	1,049,658
Less: current portion	—	(65,000)
Carrying amount of long-term debt, excluding current portion	$717,238	$984,658
Credit Agreements—In fiscal year 2023, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of March 31, 2024, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $220,000 and outstanding letters of credit of $14,612, less the minimum required borrowing base of $57,000, was $237,109. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan was paid off during the fourth quarter of fiscal year 2024.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of March 31, 2024, the margin under the 2022 ABL Revolving Credit Facility was 0.50% for base rate loans and 1.50% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
As of March 31, 2024, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility was 6.66%.
Debt issuance costs incurred to date related to the 2022 ABL Revolving Credit Facility were approximately $11,310, which includes remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility. The costs are being amortized over the term of the 2022 ABL Revolving Credit Facility, and are included within other current and non-current assets.
Unamortized debt issuance costs of $2,423 related to the 2022 Term Loan were written off during the fourth quarter of fiscal year 2024. This expense is included in interest expense in the consolidated statements of comprehensive income (loss).
Substantially all domestic tangible and intangible assets of Vista Outdoor and our domestic subsidiaries are pledged as collateral under the 2022 ABL Revolving Credit Facility.
4.5% Notes—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Notes that mature on March 15, 2029. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year. We had the right to redeem some or all of these notes on or after March 15, 2024 at specified redemption prices. Debt issuance costs of approximately $4,491 are being amortized to interest expense over eight years, the term of the notes.
Rank and guarantees—The 2022 ABL Revolving Credit Facility obligation is guaranteed on a secured basis, jointly and severally and fully and unconditionally by substantially all of our domestic subsidiaries. Vista Outdoor (the parent company issuer) has no independent assets or operations. We own 100% of all of these guarantor subsidiaries. The 4.5% Notes are senior unsecured obligations of Vista Outdoor and will rank equally in right of payment with any future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of Vista Outdoor. The 4.5% Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee indebtedness under our 2022 ABL Revolving Credit Facility that incur or guarantee certain of our other indebtedness, or indebtedness of any subsidiary guarantor, in an aggregate principal amount in excess of $75,000. These guarantees are senior unsecured obligations of the applicable subsidiary guarantors. The guarantee by any subsidiary guarantor of our obligations in respect of the 4.5% Notes will be released in any of the following circumstances:
•if, as a result of the sale of its capital stock, such subsidiary guarantor ceases to be a restricted subsidiary,
•if such subsidiary guarantor is designated as an “Unrestricted Subsidiary”,
•upon defeasance or satisfaction and discharge of the 4.5% Notes, or
•if such subsidiary guarantor has been released from its guarantees of indebtedness under the 2022 ABL Revolving Credit Facility and all capital markets debt securities
Scheduled Minimum Payments—The scheduled minimum payments on outstanding long-term debt were as follows as of March 31, 2024:

Fiscal year 2026	$220,000
Fiscal year 2029	500,000
Total	$720,000
Covenants
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2022 ABL Revolving Credit Facility contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. The 2022 ABL Revolving Credit Facility includes a covenant that prohibits the “Planned Separation” (as defined in Vista Outdoor’s Form 10-K filing for the fiscal year ended March 31, 2022) with respect to the separation of Vista Outdoor’s Revelyst and The Kinetic Group segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. In October 2023, we announced our entry into a definitive agreement to sell The Kinetic Group business to Czechoslovak Group a.s. (“CSG”) on a cash-free, debt-free basis with a normalized level of working capital (the "The Kinetic Group Sale" or the “Sporting Products Sale”). See Sale of The Kinetic Group and Planned Separation in the Executive Summary and Financial Highlights of Part II, Item 7 of this Annual Report for further discussion of the Sporting Products Sale. Vista Outdoor anticipates that the 2022 ABL Revolving Credit Facility will be repaid in full (or amended to unconditionally release all The Kinetic Group entities from their obligations thereunder) prior to or upon the consummation of the Sporting Products Sale. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $237,109 as of March 31, 2024. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2022 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of March 31, 2024, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit

Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt—Cash paid for interest totaled $57,404, $49,343, and $25,328 in fiscal years 2024, 2023, and 2022, respectively.
15. Employee Benefit Plans
Effective February 9, 2015, we sponsored a qualified defined benefit pension and OPEB plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and a SERP plan. These are designed to provide employees with additional security for their retirement. The OPEB Plan was terminated in fiscal 2022 and in fiscal 2018 the pension plan was amended to freeze the accrued benefits and cash balances of the plan, except with respect to additional interest credits required to be made. The SERP plan is immaterial.
Defined Benefit Plan
During fiscal years 2024, 2023, and 2022, we recognized an aggregate net expense for employee defined benefit plans of $951, $1,525, and $426 respectively.
We recognize the funded status of our defined benefit pension plan measured as the difference between the fair value of the plan assets and the benefit obligation. Benefit obligation balances reflect the projected benefit obligation ("PBO") for our pension plan. The weighted average discount rate used to determine the PBO was 5.2% and 4.9% as of March 31, 2024 and 2023, respectively, which decreases the PBO. The fair value of the plan assets was $138,247 and $143,658 as of March 31, 2024 and 2023, respectively. The decrease in fair value from prior year related to benefit payments of $(13,190) partially offset by return on plan assets of $7,779. The benefit obligation was $159,006 and $167,047 as of March 31, 2024 and 2023, respectively. The decrease was related to benefit payments of $(13,190) and actuarial gain of $(2,700) partially offset by interest cost of $7,849. This resulted in an unfunded liability of $20,759 and $23,389 as of March 31, 2024 and 2023, respectively, which is primarily recorded within accrued pension liability on the consolidated balance sheets.
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
The weighted average interest crediting rate was 4% for fiscal years 2024 and 2023, respectively. The plan assets are invested in a variety of financial funds which have investments in a variety of financial instruments including equities, fixed income, and hedge funds. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return of 6.25% and 6.5% over the long-term within reasonable and prudent levels of risk as of March 31, 2024 and 2023, respectively, and (2) to preserve the real purchasing power of assets to meet future obligations.
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
Employer contributions and distributions—During fiscal year 2024, we made contributions of $0 directly to the pension trust, made contributions of $0 to our other postretirement benefit plans, and made distributions of $0 directly to retirees under our non-qualified supplemental executive retirement plans, respectively. During fiscal year 2023, we made contributions of $0 directly to our pension trust, made contributions of $0 to our other postretirement benefit plans, and made distributions of $0 directly to retirees under our non-qualified supplemental executive retirement plans, respectively. During fiscal year 2022, we made contributions of $1,300 directly to our pension trust, made contributions of $0 to our other postretirement benefit plans, and made distributions of $0 directly to retirees under our non-qualified supplemental executive retirement plans, respectively.
Substantially all contributions made to our pension trust were required by local funding requirements. We currently expect to make contributions of $4,300 during fiscal year 2025. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets, and legislative changes. Actual future pension costs and required funding obligations will be affected by changes to these assumptions.
The following benefit payments, which reflect expected future service, are expected to be paid primarily out of the pension trust:

Fiscal year 2025	$14,854
Fiscal year 2026	13,488
Fiscal year 2027	13,212
Fiscal year 2028	13,113
Fiscal year 2029	13,439
Fiscal years 2030 through 2034	61,959
Defined Contribution Plan
We sponsor a defined contribution retirement plan, a 401(k) savings plan. The plan is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the U.S.
Total contributions in fiscal years 2024, 2023, and 2022 were $21,399, $22,298, and $20,462, respectively.
16. Income Taxes
Income (loss) before income taxes is as follows:

	Years ended March 31,
	2024	2023	2022
Current:
U.S.	$(16,081)	$44,494	$619,464
Non-U.S.	1,597	6,168	1,494
Income (loss) before income taxes	$(14,484)	$50,662	$620,958
Our income tax (provision) benefit consists of:

	Years ended March 31,
	2024	2023	2022
Current:
Federal	$(39,516)	$(94,041)	$(107,429)
State	(6,467)	(9,263)	(28,119)
Non-US	(836)	(324)	(739)
Deferred:
Federal	49,592	42,445	(10,327)
State	5,991	(253)	(1,483)
Non-US	215	1,056	365
Income tax benefit (provision)	$8,979	$(60,380)	$(147,732)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years ended March 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal impact	(2.5)%	14.2%	3.9%
Foreign derived intangible income	37.7%	(13.1)%	(1.0)%
Nondeductible goodwill impairment	(30.2)%	110.1%	—%
Nondeductible earnouts	(15.3)%	(7.5)%	0.2%
Change in tax contingency	47.0%	(1.4)%	(0.7)%
Other	4.3%	(4.1)%	0.4%
Effective income tax rate	62.0%	119.2%	23.8%
The effective tax rate for the current year is reflective of the federal statutory rate of 21% increased by the beneficial deductions for foreign derived intangible income and changes in tax contingency, partially offset by nondeductible impairment of goodwill and non-deductible earnouts.
The current year decrease in the effective tax rate as compared to the prior fiscal year is primarily due to the impact of nondeductible impairment of goodwill.
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the consolidated financial statements of financial position as non-current assets or liabilities. As of March 31, 2024 and 2023, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred tax assets:
Inventories	$19,123	$18,628
Retirement benefits	4,628	6,228
Accounts receivable	6,503	8,245
Accruals for employee benefits	6,497	9,063
Other reserves	4,146	3,597
Loss and credit carryforwards	6,679	5,368
Capital loss carryforward	19,472	19,390
Operating lease liabilities	22,230	25,922
Other	13,386	9,511
Total deferred tax assets	102,664	105,952
Valuation allowance	(21,605)	(21,382)
Total net deferred assets	81,059	84,570
Deferred tax liabilities:
Intangible assets	(47,428)	(86,956)
Property, plant, and equipment	(273)	(13,970)
Operating lease assets	(20,463)	(24,393)
Total deferred tax liabilities	(68,164)	(125,319)
Net deferred income tax asset (liability)	$12,895	$(40,749)
We have capital loss carryforwards totaling $19,472 as of March 31, 2024, which, if unused, will expire in fiscal year 2025.
As of March 31, 2024, there are federal and state net operating loss and credit carryovers of $5,726, which, if unused, will expire in years March 31, 2025 through March 31, 2045. The carryforwards expiring in fiscal year 2025 are not material.

We have valuation allowances on certain deferred tax assets of $21,605 and $21,382 at March 31, 2024 and 2023, respectively. The increase in valuation allowance from year end 2023 to year end 2024 is primarily due to U.S. state tax attributes.
We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income taxes paid, net of refunds, totaled $65,161 and $43,201 in fiscal years 2024 and 2023, respectively.
As of March 31, 2024 and 2023, unrecognized tax benefits, including interest and penalties, that have not been recorded in the financial statements amounted to $24,853 and $28,692, respectively. Of these amounts, inclusive of interest and penalties,$20,327 and $24,419, for fiscal years 2024 and 2023, respectively, would affect the effective tax rate. It is expected that an $716 reduction of the liability for unrecognized tax benefits will occur in the next 12 months.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years ended March 31,
	2024	2023	2022
Unrecognized tax benefits—beginning of period	$22,719	$19,455	$18,071
Gross increases—tax positions in prior periods	—	—	304
Gross decreases—tax positions in prior periods	—	—	—
Gross increases—current-period tax positions	2,636	5,258	6,581
Gross decreases—current-period tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(6,903)	(1,994)	(5,501)
Unrecognized tax benefits—end of period	$18,452	$22,719	$19,455
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2024 and 2023, $2,708 and $2,462 of income tax-related interest and $3,691 and $3,509 of penalties were included in accrued income taxes, respectively. As of March 31, 2024, 2023, and 2022, our current tax provision included $2,635, $2,503, and $2,128, respectively, of expense related to interest and penalties.
17. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $176,314. See Note 3, Leases.
As of March 31, 2024, we have known purchase commitments of $146,733 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. We also issued guarantees in the form of standby letters of credit of $14,612 as of March 31, 2024.
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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $280 as of March 31, 2024 and $717 as of March 31, 2023.
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
18. Stockholders' Equity
We have authorized 50,000,000 shares of preferred stock, par value $1.00, none of which have been issued.
As of March 31, 2024, we maintain an equity incentive plan (the “2020 Vista Outdoor Inc. Stock Incentive Plan” or the “Plan”), which became effective on August 4, 2020. The Plan was established to govern equity awards granted to our employees and directors and provides for awards of incentive stock options, stock appreciation rights, restricted stock and restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. We issue shares from the Plan upon the vesting of performance awards, restricted stock units, grant of restricted stock, or exercise of stock options and the awards are accounted for as equity-based compensation.
As of August 4, 2020, we were authorized to issue up to 3,351,200 common shares under the Plan. As of March 31, 2024, 251,349 common shares remain available to be granted.
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
We granted 90,847 performance awards during fiscal year 2024. We granted 258,538 performance awards with a TSR modifier during fiscal year 2024. There were 6,763 performance awards earned during fiscal year 2024. There were 87,124 performance awards with a TSR modifier shares earned during fiscal year 2024 that were subject to a three-year performance period related to certain performance goals. Based on our performance, participants earned 100% of the performance awards granted to them and the TSR modifier was not applicable.
The weighted average grant date fair value for performance based award grants was $27.42, $29.66, and $37.88 in fiscal years 2024, 2023, and 2022, respectively.
A summary of our performance based awards for fiscal year 2024 is presented below:

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2023	242,904	$35.72
Cancelled/forfeited	(74,888)	30.27
Earned(1)	(93,887)	39.88
Awarded	349,385	27.42
Nonvested as of March 31, 2024	423,514	$29.25
(1)Performance shares are earned and vest at the end of the performance period based on the performance criteria achieved, subject to continued service through the vesting date.
As of March 31, 2024, the unamortized compensation expense related to these awards was $5,840, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Option Awards
Stock options may be granted periodically, with an exercise price equal to the fair value of common stock on the date of grant, and generally vest from one to three years from the date of grant. Stock options are generally granted with ten-year terms. We recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. There were no stock options granted during fiscal years 2024, 2023, and 2022.
A summary of our stock option activity for fiscal year 2024 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding and exercisable as of March 31,2023	45,270	$17.86	4.1	$536
Forfeited/expired	(11,056)	35.86
Exercised	(10,915)	14.92
Outstanding and exercisable as of March 31,2024	23,299	$10.71	4.7	$514
There were 10,915, 321,260, and 28,921 options exercised during fiscal years 2024, 2023, and 2022, respectively. The total intrinsic value of options exercised during fiscal years 2024, 2023, and 2022 was $143, $4,828, and $1,102, respectively. Cash received from options exercised during fiscal years 2024, 2023, and 2022 was $162, $4,213, and $533, respectively.
As of March 31, 2024, there was no unrecognized compensation cost related to stock option awards.
Restricted Stock Units
Restricted stock units granted to certain key employees and non-employee directors totaled 958,618 shares in fiscal year 2024. The weighted average grant date fair value of restricted stock units granted was $30.66, $27.82, and $34.58 in fiscal years 2024, 2023, and 2022, respectively. Restricted stock units vest over periods generally ranging from one to three years from the date of award and are valued at the market price of common stock as of the grant date.

A summary of our restricted stock unit award activity for fiscal year 2024 is presented below.

	Shares	Weighted average grant date fair value
Nonvested as of March 31, 2023	741,023	$27.43
Granted	958,618	30.66
Vested	(423,418)	26.41
Forfeited	(46,595)	29.43
Nonvested as of March 31, 2024	1,229,628	$30.29
As of March 31, 2024, the total unrecognized compensation cost related to non-vested restricted stock units was $29,943 and is expected to be realized over a weighted average period of 1.9 years.
Total pre-tax stock-based compensation expense of $11,450, $28,119, and $27,407 was recognized during fiscal years 2024, 2023, and 2022, respectively. The total income tax benefit recognized in the consolidated statements of comprehensive income (loss) for share-based compensation was $2,023, $6,020, and $4,882 during fiscal years 2024, 2023, and 2022, respectively.
Share Repurchases
Repurchases of shares during fiscal years 2024, 2023, and 2022 were 0, 0, and 2,981, respectively. See Part II, Item 5 of this Annual Report for details on our share repurchase programs.
19. Operating Segment Information
We are currently organized into four operating and reportable segments. During the third fiscal quarter of 2024, we changed the name of the formerly named Outdoor Products reportable segment to Revelyst and our formerly named Sporting Products reportable segment to The Kinetic Group. During the fourth fiscal quarter of 2024, we reorganized the former Revelyst reportable segment into three reportable segments, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology based on brand portfolios. Our segment reporting is based upon the "management approach," i.e., how we organize operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our Chief Operating Decision Makers (CODMs) are our two Co-Chief Executive Officers.
•The Kinetic Group consists of our ammunition brands. The primary products of this segment include ammunition used for training, hunting, target shooting and personal protection.
•Revelyst Outdoor Performance primarily consists of our outdoor cooking, fishing, outdoor accessories and technical gear and apparel brands. The primary products of this segment include waders, sportswear, outerwear, footwear and fishing tools and accessories, performance optics, outdoor accessories and outdoor cooking equipment.
•Revelyst Adventure Sports primarily consists of our protective gear and apparel, footwear, hydration and e-mobility brands. The primary products of this segment include motocross, mountain biking, cycling, and snow sports protection and accessories, as well as bike hydration packs and water bottles, and e-bikes.
•Revelyst Precision Sports Technology primarily consists of our golf technology brands. The primary products of this segment include high-performance golf GPS devices, laser rangefinders and launch monitors.
Our CODMs rely on internal management reporting that analyzes our segment operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability. As segment assets are not reported to or used by the CODMs to measure business performance or allocate resources, total segment assets are not presented below.
No customer contributed more than 10% of sales during fiscal years 2024, 2023, and 2022.
Our sales to foreign customers were $476,686, $530,197, and $435,175 in fiscal years 2024, 2023, and 2022, respectively. During fiscal year 2024, approximately 30%, 10%, 50%, 10% of these sales were in The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology, respectively. Sales to no individual country outside the U.S. accounted for more than 5% of our sales in fiscal years 2024, 2023, and 2022.

The following table contains information used to evaluate our operating segments for the periods presented below:

	Fiscal year ended March 31, 2024
	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$1,452,627	$450,064	$607,518	$235,854	$2,746,063	$—	$2,746,063
Gross profit	485,763	107,511	161,674	104,037	858,985	—	858,985

Operating income	$389,960	$(2,590)	$(7,864)	$39,061	$418,567	$(368,114)	$50,453
Other (expense) income, net							(1,988)
Interest expense, net							(62,949)
Income (loss) before income taxes							$(14,484)

Capital expenditures	$12,192	$3,024	$8,831	$1,267	$25,314	$1,998	$27,312
Depreciation and amortization	25,813	22,844	36,513	10,320	95,490	3,801	99,291

	Fiscal year ended March 31, 2023
	The Kinetic Group	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$1,757,932	$460,800	$625,250	$235,825	$3,079,807	$—	$3,079,807
Gross profit	653,516	105,446	168,878	112,590	1,040,430	(9,533)	1,030,897

Operating income	$552,232	$(825)	$7,305	$55,943	$614,655	$(506,800)	$107,855
Other (expense) income, net							2,124
Interest expense, net							(59,317)
Income (loss) before income taxes							$50,662

Capital expenditures	$25,886	$4,054	$8,491	$662	$39,093	$2,407	$41,500
Depreciation and amortization	25,087	22,299	30,371	10,159	87,916	4,173	92,089

	Fiscal year ended March 31, 2022
	The Kinetic Group	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$1,737,891	$564,144	$556,521	$186,065	$3,044,621	$—	$3,044,621
Gross profit	712,160	154,565	156,315	88,567	1,111,607	(2,375)	1,109,232

Operating income	$600,415	$58,531	$54,527	$51,436	$764,909	$(118,687)	$646,222
Other (expense) income, net							—
Interest expense, net							(25,264)
Income (loss) before income taxes							$620,958

Capital expenditures	$25,637	$5,699	$7,039	$152	$38,527	$3,907	$42,434
Depreciation and amortization	25,602	17,705	18,802	5,520	67,629	4,711	72,340
(a) includes corporate general and administrative expenses of $140,861, $126,185, and $107,325 for the fiscal years 2024, 2023, and 2022, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODMs. Reconciling items in fiscal year 2024 included goodwill and intangibles impairment of $220,070, post-acquisition compensation expense of $1,328 allocated from the businesses acquired, and change in the estimated fair value of the contingent consideration payable of $5,855. Reconciling items in fiscal year 2023 included goodwill and intangibles impairment of $374,355, inventory fair value step-up expenses related to the Fox Racing and Simms Fishing acquisitions of $8,079, restructuring expense of $11,620, transition expense of $2,941, post-acquisition compensation expense of $11,130 allocated from the businesses acquired, and non-cash income for the change in the estimated fair value of the contingent consideration payable of $(27,510) related to acquisitions. Reconciling items in fiscal year 2022 included fair value step-up in inventory of $2,375, and post-acquisition compensation expense of $8,987 allocated from businesses acquired.
(b) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
Sales, net exclude all intercompany sales between our reportable segments, which were not material for any of the fiscal years presented.
20. Subsequent Event
On May 1, 2024, we completed the divestiture of the RCBS brand. This business was part of The Revelyst Outdoor Performance reportable segment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024, and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal year 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on our assessment, management has concluded that Vista Outdoor's internal control over financial reporting is effective as of March 31, 2024.
Our internal control over financial reporting as of March 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 29, 2024
/s/ Eric Nyman
Eric Nyman
(Co-Chief Executive Officer)

/s/ Jason Vanderbrink
Jason Vanderbrink
(Co-Chief Executive Officer)

/s/ Andrew Keegan
Andrew Keegan
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Vista Outdoor Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vista Outdoor Inc. and subsidiaries (the "Company") as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated May 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
May 29, 2024

ITEM 9B.    OTHER INFORMATION
Regulation S-K, Item 408(a) disclosure: During the fiscal quarter ending March 31, 2024, no director or officer of the Company has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement.
We have adopted an Insider Trading Policy which is applicable to our directors, officers, and employees that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the NASDAQ Stock Market. A copy of our Insider Trading Policy is furnished as Exhibit 19.1 to this Annual Report.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the section entitled Proposal 1—Election of Directors and under the heading The Vista Outdoor Board of Directors in the section entitled Corporate Governance at Vista Outdoor in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the close of fiscal year 2024 (the "2024 Proxy Statement"). Information regarding our executive officers incorporated by reference from the section entitled Corporate Governance at Vista Outdoor under the heading Information About Our Executive Officers to be included in the 2024 Proxy Statement.
Information regarding our code of ethics (Vista Outdoor's Code of Business Ethics), which we have adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Code of Business Ethics to be included in the 2024 Proxy Statement. Our Code of Business Ethics is available on our website at www.vistaoutdoor.com by selecting Investors and then Governance.
Information regarding our Audit Committee, including the Audit Committee's financial expert, is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Organization of the Board of Directors—Committees of the Board of Directors—Audit Committee to be included in the 2024 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers is incorporated by reference from the section entitled Compensation Discussion and Analysis, Named Executive Officer Compensation Tables, and Compensation Committee Report to be included in the 2024 Proxy Statement.
Information regarding compensation of our directors is incorporated by reference from the section entitled Director Compensation to be included in the 2024 Proxy Statement.
Information regarding the compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Compensation Committee Interlocks and Insider Participation to be included in the 2024 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Security Ownership of Directors and Executive Officers to be included in the 2024 Proxy Statement.
Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled Securities Authorized for Issuance Under Equity Compensation Plans to be included in the 2024 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Related Person Transactions to be included in the 2024 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance at Vista Outdoor—Director Independence to be included in the 2024 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm to be included in the 2024 Proxy Statement.
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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

2.5	+
Agreement and Plan of Merger, dated as of October 15, 2023 by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc., and, solely for the purposes of the Guarantor Provisions, CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023.

2.6	+
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 27, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 28, 2024).

2.7	+
Separation Agreement, dated as of October 15, 2023 by and between Vista Outdoor Inc. and Revelyst, Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
2.8	+
Employee Matters Agreement, dated as of October 15, 2023 by and between Vista Outdoor Inc. and Revelyst, Inc. (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023).

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

10.20	#	Compensation Letter with Gary McArthur, dated May 1, 2023 (Exhibit 10.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2023).
10.21	#
Employment Agreement, dated as of July 20, 2023, by and between Vista Outdoor Inc. and Eric Nyman (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2023).

10.22	#
Compensation Letter, dated as of July 20, 2023, by and between Vista Outdoor Inc. and Jason Vanderbrink (Exhibit 10.2 to Vista Outdoor Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023.)

10.23	#
Compensation Letter, dated as of July 26, 2023, by and between Vista Outdoor Inc. and Andrew Keegan (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2023).

10.24	#
Compensation Letter, dated as of September 1, 2023, by and between Vista Outdoor Inc. and Jason Vanderbrink (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2023).

10.25	#
Separation Agreement and General Release of Claims by and between Brad Crandell and Vista Outdoor Operations LLC dated November 1, 2023 (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2023).

19.1	^	Insider Trading Policy
21	*	Subsidiaries of the Registrant as of March 31, 2024.
23	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
32	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	*	Compensation Recoupment Policy
101	*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).

* Filed herewith.
^ Furnished herewith
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

VISTA OUTDOOR INC.
Date: May 29, 2024	By:	/s/ Andrew Keegan
	Name:	Andrew Keegan
	Title:	Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on May 29, 2024.

Signature	Title

/s/ Eric Nyman
Eric Nyman	Co-Chief Executive Officer (co-principal executive officer)
/s/ Jason Vanderbrink
Jason Vanderbrink	Co-Chief Executive Officer (co-principal executive officer)
/s/ Andrew Keegan
Andrew Keegan	Chief Financial Officer (principal financial officer)
/s/ Mark R. Kowalski
Mark R. Kowalski	Controller and Chief Accounting Officer (principal accounting officer)
/s/ Michael Callahan
Michael Callahan	Chairman of the Board of Directors and Director
/s/ Gary L. McArthur
Gary L. McArthur	Director
/s/ Robert M. Tarola
Robert M. Tarola	Director
/s/ Michael Robinson
Michael Robinson	Director
/s/ Lynn Utter
Lynn Utter	Director
/s/ Bruce Grooms
Bruce Grooms	Director
/s/ Gerard Gibbons
Gerard Gibbons	Director