Form 10-Q
period 2024-06-30
Vista Outdoor Inc.
filed 2024-08-09
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 5, 2024, there were 58,407,653 shares of the registrant's common stock outstanding.

PART I
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$55,981	$60,271
Net receivables	355,968	355,903
Net inventories	619,531	609,999
Income tax receivable	—	9,113
Other current assets	42,369	39,836
Total current assets	1,073,849	1,075,122
Net property, plant, and equipment	184,774	201,864
Operating lease assets	101,427	107,007
Goodwill	318,251	318,251
Net intangible assets	613,324	627,636
Deferred income tax assets	12,504	12,895
Deferred charges and other non-current assets, net	59,664	59,605
Total assets	$2,363,793	$2,402,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146,745	$163,411
Accrued compensation	49,404	56,983
Accrued income taxes	4,104	—
Federal excise, use, and other taxes	35,282	35,552
Other current liabilities	147,597	129,352
Total current liabilities	383,132	385,298
Long-term debt	632,378	717,238
Long-term operating lease liabilities	100,983	105,699
Accrued pension and postemployment benefits	18,766	22,866
Other long-term liabilities	42,275	44,982
Total liabilities	1,177,534	1,276,083
Commitments and contingencies (Notes 14 and 17)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—58,363,474 shares as of June 30, 2024 and 58,238,276 shares as of March 31, 2024	583	582
Additional paid-in-capital	1,650,078	1,653,089
Accumulated deficit	(178,913)	(236,033)
Accumulated other comprehensive loss	(73,404)	(74,348)
Common stock in treasury, at cost—5,600,965 shares held as of June 30, 2024 and 5,726,163 shares held as of March 31, 2024	(212,085)	(216,993)
Total stockholders' equity	1,186,259	1,126,297
Total liabilities and stockholders' equity	$2,363,793	$2,402,380
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(Amounts in thousands except per share data)	June 30, 2024	June 25, 2023
Sales, net	$644,181	$693,333
Cost of sales	433,024	466,576
Gross profit	211,157	226,757
Operating expenses:
Research and development	12,439	12,080
Selling, general, and administrative	137,349	122,491
Gain on divestiture (Note 7)	(19,659)	—
Operating income	81,028	92,186
Other expense, net (Note 4)	(77)	(541)
Interest expense, net	(9,421)	(16,218)
Income before income taxes	71,530	75,427
Income tax provision	(14,410)	(17,327)
Net income	$57,120	$58,100
Earnings per common share:
Basic	$0.98	$1.01
Diluted	$0.97	$0.99

Weighted-average number of common shares outstanding:
Basic	58,312	57,455
Diluted	58,641	58,541

Net income (from above)	$57,120	$58,100
Other comprehensive income, net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(178) and $(176)	565	562
Change in derivative instruments, net of tax expense of $(198) and $(493)	628	1,574
Change in cumulative translation adjustment, net of tax benefit (expense) of $0 and $0	(249)	664
Total other comprehensive income	944	2,800
Comprehensive income	$58,064	$60,900
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(Amounts in thousands)	June 30, 2024	June 25, 2023
Operating Activities
Net income	$57,120	$58,100
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	11,209	12,220
Amortization of intangible assets	12,483	12,707
Amortization of deferred financing costs	764	2,078
Impairment of long-lived assets	8,043	—
Gain on sale of business (Note 7)	(19,659)	—
Deferred income taxes	14	576
(Gain)/loss on foreign exchange	55	(1,272)
(Gain)/loss on disposal of property, plant, and equipment	396	(59)
Share-based compensation	4,123	3,307
Changes in assets and liabilities:
Net receivables	(67)	(51,915)
Net inventories	(17,695)	(6,117)
Accounts payable	(20,040)	21,850
Accrued compensation	(6,914)	(14,546)
Accrued income taxes	14,730	16,231
Federal excise, use, and other taxes	(270)	(2,951)
Pension and other postretirement benefits	(3,357)	341
Other assets and liabilities	12,830	23,151
Cash provided by operating activities	53,765	73,701
Investing Activities
Capital expenditures	(2,284)	(7,616)
Proceeds from the sale of business	33,400	—
Asset acquisition	(263)	—
Proceeds from the disposition of property, plant, and equipment	—	129
Cash provided by (used for) investing activities	30,853	(7,487)
Financing Activities
Proceeds from credit facility	63,000	30,000
Repayments of credit facility	(148,000)	(95,000)
Payments on long-term debt	—	(90)
Payments made for debt issue costs and prepayment premiums	—	(31)
Proceeds from exercise of stock options	—	39
Payments made for contingent consideration	(750)	(8,585)
Payment of employee taxes related to vested stock awards	(2,889)	(16,024)
Cash used for financing activities	(88,639)	(89,691)
Effect of foreign currency exchange rate fluctuations on cash	(269)	432
Decrease in cash and cash equivalents	(4,290)	(23,045)
Cash and cash equivalents at beginning of year	60,271	86,208
Cash and cash equivalents at end of year	$55,981	$63,163
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$3,173	$2,313
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2024	58,238,276	$582	$1,653,089	$(236,033)	$(74,348)	$(216,993)	$1,126,297
Comprehensive income	—	—	—	57,120	944	—	58,064
Share-based compensation	—	—	4,123	—	—	—	4,123
Restricted stock vested and shares withheld	123,578	—	(7,070)	—	—	4,846	(2,224)
Other	1,620	1	(64)	—	—	62	(1)
Balance, June 30, 2024	58,363,474	$583	$1,650,078	$(178,913)	$(73,404)	$(212,085)	$1,186,259

Balance, March 31, 2023	57,085,756	$570	$1,711,155	$(230,528)	$(80,802)	$(268,602)	$1,131,793
Comprehensive income	—	—	—	58,100	2,800	—	60,900
Exercise of stock options	2,410	—	(55)	—	—	94	39
Share-based compensation	—	—	3,307	—	—	—	3,307
Restricted stock vested and shares withheld	901,094	—	(57,520)	—	—	41,483	(16,037)
Other	8,390	9	(329)	—	—	320	—
Balance, June 25, 2023	57,997,650	$579	$1,656,558	$(172,428)	$(78,002)	$(226,705)	$1,180,002
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
Basis of Presentation—Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States of America have been condensed or omitted. Management is responsible for the unaudited condensed consolidated financial statements included in this report, which in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods and dates presented. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“fiscal year 2024”), which was filed with the SEC on May 29, 2024.
Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates properly reflect changes in our business or as new information becomes available. See our discussion of Critical Accounting Policies and Estimates in Part I, Item 2 of this Quarterly Report.
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
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the condensed consolidated statements of comprehensive income. The estimated fair value of contingent consideration payable related to our acquisition of Stone Glacier as of June 30, 2024 is $2,806.

Following is a summary of our contingent consideration liability Level 3 activity:

March 31, 2024	$3,556
Payments made	(750)
Balance, June 30, 2024	$2,806
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	June 30, 2024	March 31, 2024
Other current liabilities	$2,806	$750
Other long-term liabilities	—	2,806
Total	$2,806	$3,556
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of June 30, 2024 and March 31, 2024 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of June 30, 2024 and March 31, 2024 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	June 30, 2024		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt(1)	$500,000	$501,605	$500,000	$500,865
Variable rate debt(2)	135,000	135,000	220,000	220,000
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
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value because the interest rates are variable and reflective of market rates as of June 30, 2024. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 14, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
We periodically evaluate the recoverability of the carrying amount of our long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 7, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter of 2025 related to divestiture completed in the second fiscal quarter of 2025. See Note 3, Leases, for discussion of right of use asset (ROU) impairments during the first fiscal quarter of 2025. Significant assumptions were used to estimate fair value of long-lived assets, which were categorized within Level 3 of the fair value hierarchy. See Note 13, Restructuring, for discussion of long-lived asset impairments related to our GEAR Up restructuring plan during the first fiscal quarter of 2025.

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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance sheet caption	June 30, 2024	March 31, 2024
Assets:
Operating lease assets	Operating lease assets	$101,427	$107,007

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$15,295	$14,673
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	100,983	105,699
Total lease liabilities		$116,278	$120,372
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended
	June 30, 2024	June 25, 2023
Fixed operating lease costs(1)	$6,429	$7,101
Variable operating lease costs	1,247	1,210
Operating and sublease income	(160)	(192)
Net lease costs	$7,516	$8,119
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	June 30, 2024	March 31, 2024
Weighted average remaining lease term (years):
Operating leases	8.74	8.82

Weighted average discount rate:
Operating leases	8.69%	8.64%
The approximate future minimum lease payments under operating leases were as follows:

Remainder of fiscal year 2025	$18,502
Fiscal year 2026	22,938
Fiscal year 2027	20,431
Fiscal year 2028	18,394
Fiscal year 2029	16,508
Thereafter	72,908
Total lease payments	169,681
Less imputed interest	(53,403)
Present value of lease liabilities	$116,278
Supplemental cash flow information related to leases is as follows:

	Three months ended
	June 30, 2024	June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,215	$6,707
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$865	$2,996
ROU asset re-measurement	(1,249)	(626)
As part of our GEAR Up restructuring plan, we made a strategic decision to close and impair office locations that were no longer being used as intended or are actively being marketed for sublease. Accordingly, during the first fiscal quarter of 2025, we recognized a ROU asset impairment of $1,612 reducing the carrying value of the lease asset to its estimated fair value, which is included in selling, general, and administrative on our condensed consolidated statements of comprehensive income.
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
The gains and losses on these hedges are included in accumulated other comprehensive loss and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of June 30, 2024, we had outstanding lead forward contracts on approximately 5 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
Foreign Exchange Risk
In the normal course of business, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of our international subsidiaries. We use designated cash flow hedges in the form of foreign currency forward contracts as part of our strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros, and Canadian Dollars.
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months from their inception. As of June 30, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $32,851. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
During the three months ended June 30, 2024 and June 25, 2023, we recorded net foreign currency translation (loss) gain of $(79) and $239, respectively, on the condensed consolidated statements of comprehensive income within other expense, net.
Interest Rate Swaps
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of June 30, 2024, we had the following interest rate swaps outstanding:

	Notional	Fair value	Pay fixed	Receive floating	Maturity date
Non-amortizing swap	$50,000	$177	4.491%	5.331%	Feb 2026
Non-amortizing swap	25,000	1	4.650%	5.328%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. All unrealized gains and losses as shown as of June 30, 2024 will be recognized in the condensed consolidated statements of comprehensive income in interest expense within the next fiscal year, at their then-current value.
The following tables summarize the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets:

		Asset (Liability) derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	June 30, 2024	March 31, 2024
Interest rate swap contract	Deferred charges and other non-current assets, net	$178	$13
Foreign currency forward contracts	Other current assets	312	—
Foreign currency forward contracts	Other current liabilities	—	(4)
Total		$490	$9
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements:

	Gain (loss) recognized in other comprehensive income
	Three months ended
Derivatives designated as cash flow hedging instruments:	June 30, 2024	June 25, 2023
Foreign currency forward contracts	$330	$(161)
Lead forward contracts	379	146
Interest rate swap contracts	325	1,271
Total gain (loss)	$1,034	$1,256

		Gain (loss) reclassified from other comprehensive income into earnings
		Three months ended
Derivatives designated as cash flow hedging instruments:	Location	June 30, 2024	June 25, 2023
Foreign currency forward contracts	Cost of sales	$—	$(400)
Foreign currency forward contracts	Other income (expense), net	13	(679)
Lead forward contracts	Cost of sales	35	194
Interest rate swap contracts	Interest expense, net	160	74
Total gain (loss)		$208	$(811)

5. Revenue Recognition
Our disaggregated revenue is fully disclosed by reportable segments and by geographic area in Note 18, Operating Segment Information.
For the majority of our contracts with customers, we recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title, and the transfer of the significant risks and rewards of ownership of the product. For our contracts that include bundled and hardware and software sales, revenue related to delivered hardware and bundled software is recognized when control has transferred to the customer, which typically occurs upon shipment. The immaterial amount of revenue allocated to unspecified software update rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
Typically, our contracts require customers to pay within 30-60 days of product delivery with a discount available to some customers for early payment. In some cases, we offer extended payment terms to customers. However, we do not consider these extended payment terms to be a significant financing component of the contract because the payment terms are less than a year.
Our contracts with customers may have shipping terms that indicate a transfer of control of the products upon their arrival at the destination rather than upon shipment. In those cases, we recognize revenue only when the product reaches the customer destination, which may require us to estimate the timing of transfer of control based on the expected delivery date. In all cases, however, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.
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
For our contracts that have multiple performance obligations, which represent promises within an arrangement that are distinct, we allocate revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). When available, we use observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect our best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. We allocate revenue and any related discounts to these performance obligations based on their relative SSPs.
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

In computing EPS for the fiscal years presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended
	June 30, 2024	June 25, 2023
Numerator:
Net income	$57,120	$58,100
Denominator:
Weighted-average number of common shares outstanding, basic	58,312	57,455
Dilutive effect of stock-based awards(1)	329	1,086
Diluted shares	58,641	58,541
Earnings per common share:
Basic	$0.98	$1.01
Diluted	$0.97	$0.99
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock were 300 and 109, respectively.
7. Divestitures and Acquisitions
Divestitures
Subsequent to June 30, 2024, we executed an agreement to sell our wood pellet manufacturer company, Fiber Energy Products. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. The decision to divest this business triggered a quantitative impairment analysis as of June 30, 2024. We recorded a $6,336 fixed asset impairment during the first quarter of fiscal year 2025 to write down the carrying value of the Fiber Energy facilities and equipment to their fair value, which is included in selling, general, and administrative on our condensed consolidated statements of comprehensive income. The key assumption in the fair value analysis was the proposed purchase price as of June 30, 2024. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
On May 1, 2024, we completed the divestiture of the RCBS brand. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. During the three months ended June 30, 2024, we recognized a pretax gain on this divestiture of approximately $19,659, which is included in gain on divestiture on our condensed consolidated statements of comprehensive income. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
Acquisitions
During the fourth quarter of fiscal year 2024, we acquired PinSeeker, a leader in virtual network of golfers, allowing players to compete globally in real-time. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our condensed consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
8. Receivables
Our trade accounts receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses as described in Note 1, The Company and Basis of Presentation. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	June 30, 2024	March 31, 2024
Trade receivables	$360,625	$357,672
Other receivables	14,846	17,585
Less: allowance for estimated credit losses and discounts	(19,503)	(19,354)
Net receivables	$355,968	$355,903
Walmart represented 14% and 11% of the total trade receivables balance as of June 30, 2024 and March 31, 2024, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2024	$19,354
Provision for credit losses	(249)
Write-off of uncollectible amounts, net of recoveries	398
Balance, June 30, 2024	$19,503

9. Inventories
Net inventories consist of the following:

	June 30, 2024	March 31, 2024
Raw materials	$189,882	$179,308
Work in process	57,584	57,093
Finished goods	372,065	373,598
Net inventories	$619,531	$609,999
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $38,943 and $38,683 as of June 30, 2024 and March 31, 2024, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of net AOCL, including income taxes, are as follows:

	June 30, 2024	March 31, 2024
Derivatives	$613	$(15)
Pension and other postretirement benefit liabilities	(68,157)	(68,722)
Cumulative translation adjustment	(5,860)	(5,611)
Total accumulated other comprehensive loss	$(73,404)	$(74,348)

The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Three months ended
	June 30, 2024				June 25, 2023
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$(15)	$(68,722)	$(5,611)	$(74,348)	$(3,543)	$(71,449)	$(5,810)	$(80,802)
Change in fair value of derivatives	1,034	—	—	1,034	1,256	—	—	1,256
Income tax impact on derivative instruments	(198)	—	—	(198)	(493)	—	—	(493)
Net loss (gain) reclassified from AOCL	(208)	—	—	(208)	811	—	—	811
Net actuarial losses reclassified from AOCL(1)	—	565	—	565	—	562	—	562
Net change in cumulative translation adjustment	—	—	(249)	(249)	—	—	664	664
End of period net AOCL	$613	$(68,157)	$(5,860)	$(73,404)	$(1,969)	$(70,887)	$(5,146)	$(78,002)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 15, Employee Benefit Plans.
11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Total
Balance, March 31, 2024	$86,105	$—	$—	$232,146	318,251
Balance, June 30, 2024	$86,105	$—	$—	$232,146	$318,251
Intangible assets by major asset class consisted of the following:

	June 30, 2024			March 31, 2024
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,636	$(39,412)	$74,224	$113,636	$(37,646)	$75,990
Patented technology	37,867	(20,029)	17,838	37,604	(19,252)	18,352
Customer relationships and other	522,999	(199,966)	323,033	523,059	(190,068)	332,991
Total	674,502	(259,407)	415,095	674,299	(246,966)	427,333
Non-amortizing trade names	198,229	—	198,229	200,303	—	200,303
Net intangible assets	$872,731	$(259,407)	$613,324	$874,602	$(246,966)	$627,636
The net decrease in the gross intangible assets during the first quarter of fiscal 2025 was due to amortization expense and the divestiture of RCBS non-amortizing trade names. Amortization expense related to these assets was $12,483 and $12,707 for the three months ended June 30, 2024 and June 25, 2023 respectively.
As of June 30, 2024, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2025	$37,504
Fiscal year 2026	47,001
Fiscal year 2027	45,551
Fiscal year 2028	40,381
Fiscal year 2029	33,897
Thereafter	210,761
Total	$415,095

12. Other Current Liabilities
The major categories of current liabilities are as follows:

	June 30, 2024	March 31, 2024
Warranty liability	$7,993	$8,083
Accrual for in-transit inventory	19,967	5,570
Operating lease liabilities	15,295	14,673
Contingent consideration	2,806	750
Other	101,536	100,276
Total other current liabilities	$147,597	$129,352
13. Restructuring
As part of our restructuring plans, we have and will incur severance and employee related costs, professional fees, ROU asset impairments and other exit and disposal costs which are recorded in Selling, general, and administrative in the condensed consolidated statements of comprehensive income. Severance and employee related costs consist primarily of salary continuation benefits, outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits being provided in the restructuring, pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Asset impairments are accounted for in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. ROU asset impairments are accounted for in accordance with ASC 842, Leases. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation within our Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments. We made changes to the structure of our organization during the fourth fiscal quarter of 2024, which resulted in our previous Revelyst reportable segment being reorganized into three new reportable segments. We further finalized plans to centralize certain functions under shared services to better support our segments. We also announced plans to geographically consolidate the businesses within Revelyst Adventure Sports, Revelyst Outdoor Performance and Revelyst Precision Sports Technology. These geographic relocations are expected to be completed during fiscal year 2025.
For GEAR Up, we are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan. We expect these charges to be completed during fiscal 2027. All pre-tax restructuring charges will be recorded as corporate expense, and not allocated to our reportable segments.
During the three months ended June 30, 2024, we incurred $5,190 of pre-tax restructuring costs in connection with GEAR Up, which are recorded in Selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. In the fourth quarter of fiscal year 2023, we announced a cost reduction and earnings improvement program. That program was substantially completed as of March 31, 2024, with only immaterial accruals related to employee costs remaining as of June 30, 2024.

The following tables summarize restructuring charges recorded as a result of our restructuring programs for the periods presented:

	Three months ended		Incurred since
GEAR Up restructuring costs	June 30, 2024	June 25, 2023	inception
Impairment on technology assets	$—	$—	$306
Employee severance and related expenses	416	—	6,472
Professional fees	967	—	2,687
Right-of-use asset impairments	1,612	—	1,741
Long-lived asset impairments	95	—	95
Contract terminations	1,630	—	1,630
Other	470	—	538
Total	$5,190	$—	$13,469
The tables below present a roll forward of our accruals or (deposits) related to GEAR Up, which are included in Accounts payable, Other current liabilities, or Other current assets:

GEAR Up	Balance as of March 31, 2024	Charges	Payments	Balance as of June 30, 2024
Employee severance and related expenses	$5,399	$416	$(3,564)	$2,251
Professional fees	(968)	967	(2,744)	(2,745)
Contract terminations	—	1,630	(1,198)	432
Other	7	178	(185)	—
Total	$4,438	$3,191	$(7,691)	$(62)

14. Long-term Debt

	June 30, 2024	March 31, 2024
2022 ABL Revolving Credit Facility	$135,000	$220,000
Total Principal Amount of Credit Agreements	135,000	220,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	635,000	720,000
Less: unamortized deferred financing costs	(2,622)	(2,762)
Carrying amount of long-term debt	632,378	717,238
Less: current portion	—	—
Carrying amount of long-term debt, excluding current portion	$632,378	$717,238
Credit Agreements—In fiscal year 2023, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of June 30, 2024, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $135,000 and outstanding letters of credit of $13,956, less the minimum required borrowing base of $57,000, was $271,256. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan was paid off during the fourth quarter of fiscal year 2024.

Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of June 30, 2024, the margin under the 2022 ABL Revolving Credit Facility was 0.50% for base rate loans and 1.50% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
As of June 30, 2024, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility was 6.49%.
Debt issuance costs incurred to date related to the 2022 ABL Revolving Credit Facility were approximately $11,310, which included remaining unamortized debt issuance costs related to the 2021 ABL Credit Facility. The costs are being amortized over the term of the 2022 ABL Revolving Credit Facility and are included within other current and non-current assets.
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
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2022 ABL Revolving Credit Facility contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. The 2022 ABL Revolving Credit Facility includes a covenant that prohibits the “Planned Separation” (as defined in Vista Outdoor’s Form 10-K filing for the fiscal year ended March 31, 2022) with respect to the separation of Vista Outdoor’s Revelyst and The Kinetic Group segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. In October 2023, we announced our entry into a definitive agreement to sell The Kinetic Group business to Czechoslovak Group a.s. (“CSG”) on a cash-free, debt-free basis with a normalized level of working capital (the "The Kinetic Group Sale" or the “Sporting Products Sale”). See Sale of The Kinetic Group and Planned Separation in the Executive Summary and Financial Highlights of Part I, Item 2 of this Quarterly Report for further discussion of the Sporting Products Sale. Vista Outdoor anticipates that the 2022 ABL Revolving Credit Facility will be repaid in full (or amended to unconditionally release all The Kinetic Group entities from their obligations thereunder) prior to or upon the consummation of the Sporting Products Sale. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $271,256 as of June 30, 2024. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2022 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of June 30, 2024, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash Paid for Interest on Debt—Cash paid for interest totaled $3,435 and $9,814 for the three months ended June 30, 2024 and June 25, 2023, respectively.
15. Employee Benefit Plans
We recognized an aggregate net loss of $415 and $237 for employee defined benefit plans during the three months ended June 30, 2024 and June 25, 2023, respectively.
Employer contributions and distributions—We made contributions of $3,500 and $0 to our pension trust during the three months ended June 30, 2024 and June 25, 2023, respectively. Substantially all contributions made to our pension trust were required by local funding requirements. We currently expect to make additional contributions of $800 during fiscal year 2025. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets, and legislative changes. Actual future pension costs and required funding obligations will be affected by changes to these assumptions.
For those same periods, we made no contributions to our other postretirement benefit plans, and we made no distributions to retirees under our non-qualified supplemental executive retirement plan. No additional contributions are required, and we are not expecting to make any contributions to our other postretirement benefit plans, or directly to retirees under our non-qualified supplemental executive retirement plans for the remainder of fiscal year 2025.

16. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the prior year.
The income tax provisions for the three months ended June 30, 2024 and June 25, 2023 represent effective tax rates of 20.1% and 23.0%, respectively. The decrease in the effective tax rate from the prior year three month period is primarily driven by the release of valuation allowance related to capital losses carried forward.
The effective tax rate for the three months ended June 30, 2024 and June 25, 2023 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions and decreased by the deduction for research and development tax credit and the current year release of valuation allowance.
Income taxes paid, net of refunds, totaled $(513) and $251 for the three months ended June 30, 2024 and June 25, 2023, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. As of June 30, 2024 and March 31, 2024, the amount of unrecognized tax benefits, including interest and penalties, that have not been recorded in the financial statements amounted to $26,364 and $24,853, respectively. It is expected that a $857 reduction of the liability for unrecognized tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $683.
17. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $169,681. See Note 3, Leases.
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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $505 as of June 30, 2024 and $280 as of March 31, 2024.
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
No customer contributed more than 10% of sales during three months ended June 30, 2024 and June 25, 2023. Sales to no individual country outside the U.S. accounted for more than 5% of our sales for the three months ended June 30, 2024 and June 25, 2023. Our sales to foreign customers were $105,607 and $120,831 for the three months ended June 30, 2024 and June 25, 2023, respectively. During the three months ended June 30, 2024, approximately 31%, 10%, 48%, and 11% of these sales were in The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology, respectively.
The following table contains information used to evaluate our operating segments for the periods presented below:

	Three months ended June 30, 2024
	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$370,437	$89,509	$127,262	$56,973	$644,181	$—	$644,181
Gross profit	129,767	21,733	34,914	24,743	211,157	—	211,157

Operating income	$104,396	$(2,876)	$(6,200)	$7,527	$102,847	$(21,819)	$81,028
Other expense, net							(77)
Interest expense, net							(9,421)
Income before income taxes							$71,530

Depreciation and amortization	$6,727	$5,339	$8,615	$2,677	$23,358	$334	$23,692

	Three months ended June 25, 2023
	The Kinetic Group	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$376,593	$106,549	$144,359	$65,832	$693,333	$—	$693,333
Gross profit	131,903	25,826	42,684	26,344	226,757	—	226,757

Operating income	$108,464	$(1,487)	$(1,827)	$9,838	$114,988	$(22,802)	$92,186
Other (expense) income, net							(541)
Interest expense, net							(16,218)
Income before income taxes							$75,427

Depreciation and amortization	$6,399	$5,854	$9,136	$2,588	$23,977	$950	$24,927
(a) includes corporate general and administrative expenses of $35,074 and $18,358 for the three months ended June 30, 2024 and June 25, 2023, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODMs. Reconciling items during the three months ended June 30, 2024 included the gain on divestiture of the RCBS business of $(19,659), fixed asset impairment of $6,336 and post-acquisition compensation expense of $68 allocated from the segments. Reconciling items during the three months ended June 25, 2023 included post-acquisition compensation expense of $4,332 and contingent consideration fair value adjustment of $112.
(b) During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
Sales, net exclude all intercompany sales between our reportable segments, which were not material for any of the periods presented.

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
•risks related to the Sporting Products Sale, including (i) the failure to receive, on a timely basis or otherwise, the required approval of the Sporting Products Sale by Vista Outdoor’s stockholders, (ii) the possibility that any or all of the various conditions to the consummation of the Sporting Products Sale may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), (iii) the possibility that competing offers or acquisition proposals may be made, (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement relating to the Sporting Products Sale (the “Merger Agreement”), including in circumstances that would require Vista Outdoor to pay a termination fee, (v) the effect of the announcement or pendency of the Sporting Products Sale on Vista Outdoor’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, vendors, service providers and others with whom it does business, or its operating results and business generally, (vi) risks related to the Sporting Products Sale diverting management’s attention from Vista Outdoor’s ongoing business operations and (vii) that the Sporting Products Sale may not achieve some or all of any anticipated benefits with respect to either business segment and that the Sporting Products Sale may not be completed in accordance with our expected plans or anticipated timelines, or at all; and
•risks related to the review of strategic alternatives announced on July 30, 2024 (“Review”), including (i) the terms, structure, benefits and costs of any transaction that may result from the Review, (ii) the timing of any such transaction that may result from the Review and whether any such transaction will be consummated at all, (iii) the effect of the announcement of the Review on our ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with our customers, vendors, service providers and others with whom we do business, or our operating results and business generally, (iv) risks related to the Review diverting management's attention from our ongoing business operations, (v) the costs or expenses resulting from the Review, (vi) any litigation relating to the Review and (vii) the Review may not achieve some or all of any anticipated benefits of the Review.
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal year 2024 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2024.
Executive Summary and Financial Highlights
Vista Outdoor is a leading global designer, manufacturer, and marketer of outdoor recreation and shooting sports products.
We operate through four reportable segments: The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology. During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change. Information regarding our segments is further discussed below and in Note 18, Operating Segment Information, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Management currently considers the following events, results, trends, and uncertainties to be most important to understanding our financial condition, operating performance and significant events:
For the three months ended June 30, 2024, net sales decreased $49,152 as compared to the comparable prior year quarter. Within The Kinetic Group, sales decreased by $6,156, which was a result of lower volume across nearly all categories. The Kinetic Group reported a 1.6% decrease in gross profit for the three months ended June 30, 2024 due to decreased volume and increased input costs primarily for copper and powder, as compared to the prior fiscal period. During the three months ended June 30, 2024, our Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (Revelyst segments) sales decreased 13.6% compared to the prior year period primarily due to pre-order delivery timing and one time royalty revenue in the prior year as well as unfavorable product mix toward lower price point channels within Revelyst Adventure Sports, lower wholesale volume and order timing within Revelyst Outdoor Performance, and lower volume as a result of strong new product introductions in the prior year for Bushnell Golf and order timing within Revelyst Precision Sports Technology. The decline was partially offset by increased government sales within Revelyst Outdoor Performance and growth at Foresight driven by new product introductions within Revelyst Precision Sports Technology. The Revelyst segments reported a combined decrease of $8,073 in operating income for the three months ended June 30, 2024, as compared to the prior fiscal period, primarily due to the 14.2% decrease in gross profit as compared for the same periods, which was partially offset primarily by the Revelyst segments execution of cross collaborations, improvements in channel strategy, and realized cost savings of approximately $5,000 from the GEAR Up transformation program.
We continue to maintain a strong balance sheet with capital allocation focused on debt paydown. Cash provided by operating activities during the three months ended June 30, 2024 was $53,765. During the three months ended June 30, 2024, outstanding borrowings under our 2022 ABL Revolving Credit Facility decreased by $85,000, decreasing our total debt to $635,000. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) decreased to 34.9% as of June 30, 2024, compared to 39.0% as of March 31, 2024. Our ongoing management inventory program and divestiture created a decrease of $10,666 in inventory levels within the Revelyst segments since the prior fiscal year-end.
GEAR Up Transformation Program
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation within our Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments. During the first fiscal quarter of 2025, savings from the GEAR Up program contributed $5,000 in cost savings, and we expect to realize $25,000 to $30,000 of savings in Fiscal Year 2025 across our key GEAR Up focus areas. We expect to realize $100,000 of run rate cost savings by fiscal year 2027. We are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan and expect these charges to be completed by fiscal year 2027. All restructuring charges will be recorded as corporate expenses, and not allocated to our reportable segments. See Note 13, Restructuring, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information .
Sale of The Kinetic Group, Planned Separation and Announcement of the Review of Strategic Alternatives
October 15, 2023, we entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s., for an enterprise value of $1,910,000 (the "base purchase price") on a cash-free, debt-free basis subject to working capital adjustments, in an all-cash transaction (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split Vista Outdoor into two separate entities, which was previously announced on May 5, 2022. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. (“Revelyst”) simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst business”, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, following which CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash (“Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increased the base purchase price from $1,910,000 to $1,960,000;
2.increased the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Company employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units, including vesting terms, to the extent necessary to address adverse tax consequences to such employees and the Company under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
On July 7, 2024, the Parties entered into the third amendment to the Merger Agreement (the “Third Amendment”). The Third Amendment:
1.increased the base purchase price from $2,000,000 to $2,100,000; and
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is subject to approval of our stockholders, and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Announcement of Review of Strategic Alternatives
On July 30, 2024, we announced our Board of Directors (the “Board”) decided to commence a review of strategic alternatives which includes: (i) the exploration of a full range of alternatives for Revelyst, including a potential sale of Revelyst, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire the Company in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of Revelyst and The Kinetic Group through a spin-off. CSG is also considering an acquisition of Revelyst with potential partners (in addition to its proposed acquisition of The Kinetic Group).
There can be no assurance regarding the ultimate timing of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing any transaction or other strategic alternative.
We remain bound by the terms of the Merger Agreement with CSG and the Board continues to recommend Vista Outdoor stockholders vote in favor of the proposal to adopt the Merger Agreement with CSG.

Divestitures
During the quarter, we completed the divestiture of the RCBS brand. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 7, Divestitures and Acquisitions, for discussion of the pretax gain recorded during the first fiscal quarter of 2025 related to this divestiture.
Subsequent to June 30, 2024, we entered into an agreement to sell our wood pellet manufacturer company, Fiber Energy Products. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 7, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter of 2025 related to this business.
RCBS and Fiber Energy Products contributed approximately $30,000 of total combined sales in fiscal year 2024.
Outlook
Ammunition Industry
While macroeconomic conditions pressure consumer purchasing, the firearms industry continues to maintain sales levels. For the 59th straight month, NICS data surpassed more than one million firearms checks. The Kinetic Group continues to navigate a dynamic environment, including a global powder shortage, increasing input costs including for copper and powder, and competitive market pricing, with a continued focus on execution and delivering on our financial expectations.
Outdoor Recreation Industry
According to the 2024 Outdoor Participation Trends Report, "the growth of outdoor participation that began in 2016 and accelerated during the COVID pandemic is showing few signs of slow as the outdoor participation base grew larger again this year to a record 175.8 million participants. This represents 57.3% of all Americans aged six and older". The participants increased across demographics and activities as we see new and young recreation participants driving growth and diversity in the participation base, including increasing numbers of women, people of color and seniors. We believe that we are well positioned to capture additional share of participants' wallets through new, innovative product launches, cross-collaborations and exciting partnerships despite challenges related to market softness. Specifically at Simms Fishing, we hold a dominant position in waders and are gaining share in sportswear; at Bushnell Golf, we continue to set the standard with our leading position; and at Fox, Bell, Giro and CamelBak we are capturing share across numerous categories, including Helmets, Mountain Bike Protection and Bike Hydration despite a declining market environment. We remain focused on driving growth and share gains regardless of market conditions and are poised to revolutionize our future through innovative product and technology offerings, as well as leading partnerships.
Current Economic Conditions
Commodity Price Risk
We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, recent increases in the cost of raw materials used in propellants, along with the volatility of commodity metals, such as copper, zinc and lead continue to impact The Kinetic Group segment. We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. See Note 4, Derivative Financial Instruments, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more detail. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.
Inflation and Consumer Spending
We continue to be exposed to inflationary factors, which may adversely affect our operating results, including higher costs of products and operating costs within our Revelyst segments. Increased material costs due to inflation have caused decreases in the Kinetic Group segment's gross profits. Our sales to retailers and distributors follow the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results if the selling prices of our products are not able to offset these increased costs, or if increased selling prices reduce demand for our products. Changes to interest rates in response to inflationary factors could have adverse impacts on our cash flows and operating results depending on the severity and length of the changes. We cannot predict the impact of these adverse conditions on our liquidity and financial results.

Results of Operations
Segment results for the three months ended June 30, 2024 Compared to the three months ended June 25, 2023
During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change. Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), other expense (income), net, interest expense, and income tax (benefit) provision by reportable segment and by corporate and other (where applicable) are presented below:

	Three months ended		Change
Net Sales:	June 30, 2024	June 25, 2023	Dollars	Percent
The Kinetic Group	$370,437	$376,593	$(6,156)	(1.6)%
Revelyst Outdoor Performance	89,509	106,549	(17,040)	(16.0)%
Revelyst Adventure Sports	127,262	144,359	(17,097)	(11.8)%
Revelyst Precision Sports Technology	56,973	65,832	(8,859)	(13.5)%
Total	$644,181	$693,333	$(49,152)	(7.1)%
The Kinetic Group—The decrease in net sales was a result of lower shipments across nearly all categories, partially offset by increased price.
Revelyst Outdoor Performance—The decrease in net sales was a result of lower wholesale volume, order timing and the February 2024 fire at Fiber Energy's main production facility that temporarily shuttered operations, and divestiture of RCBS. These declines were partially offset by increased government sales.
Revelyst Adventure Sports—The decrease in net sales is a result of pre-order sales during the first fiscal quarter of 2024 that were not repeated during the first fiscal quarter of 2025 because of delivery timing delays in our fourth fiscal quarter 2023, that caused these sales to be delayed until the first fiscal quarter of 2024. Unfavorable mix of lower price point channels and lower royalty revenue also contributed to the decrease.
Revelyst Precision Sports Technology—The decrease in net sales was caused by lower volume compared to strong new product introductions for Bushnell Golf in the prior year period and timing of orders, partially offset by growth at Foresight driven by new product introductions.

	Three months ended		Change
Gross Profit:	June 30, 2024	June 25, 2023	Dollars	Percent
The Kinetic Group	$129,767	$131,903	$(2,136)	(1.6)%
Revelyst Outdoor Performance	21,733	25,826	(4,093)	(15.8)%
Revelyst Adventure Sports	34,914	42,684	(7,770)	(18.2)%
Revelyst Precision Sports Technology	24,743	26,344	(1,601)	(6.1)%
Total	$211,157	$226,757	$(15,600)	(6.9)%
Gross profit margin	32.8%	32.7%
The Kinetic Group—The decrease in gross profit was primarily caused by decreased volume and increased input costs primarily copper and powder, partially offset by increased price. Gross profit margin was remained flat at 35.0% compared to the prior fiscal period.
Revelyst Outdoor Performance—The decrease in gross profit was primarily caused by lower volume as noted above, partially offset by lower discounting. Gross profit margin was 24.3% compared to 24.2% in the prior fiscal period.
Revelyst Adventure Sports—The decrease in gross profit was primarily caused by the decrease in sales as noted above, partially offset by lower freight costs. Gross profit margin was 27.4% compared to 29.6% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by lower volume as noted above, partially offset by favorable product mix. Gross profit margin was 43.4% compared to 40.0% in the prior fiscal period.

	Three months ended		Change
Operating income (loss):	June 30, 2024	June 25, 2023	Dollars	Percent
The Kinetic Group	$104,396	$108,464	$(4,068)	(3.8)%
Revelyst Outdoor Performance	(2,876)	(1,487)	(1,389)	(93.4)%
Revelyst Adventure Sports	(6,200)	(1,827)	(4,373)	(239.4)%
Revelyst Precision Sports Technology	7,527	9,838	(2,311)	(23.5)%
Corporate and other	(21,819)	(22,802)	983	4.3%
Total	$81,028	$92,186	$(11,158)	(12.1)%
Operating income margin	12.6%	13.3%
The Kinetic Group—The decrease in operating income was primarily caused by the decrease in gross profit and increased selling, general and administrative costs. Operating income margin was 28.2% compared to 28.8% in the prior fiscal period.
Revelyst Outdoor Performance—The increase in operating loss was primarily caused lower gross profit, partially offset by decreased selling, general and administrative costs related to GEAR up initiatives. Operating loss margin was (3.2)% compared to (1.4)% in the prior fiscal period.
Revelyst Adventure Sports—The increase in operating loss was primarily caused by lower gross profit, partially offset by decreased selling, general and administrative costs related to GEAR up initiatives. Operating loss margin was (4.9)% compared to (1.3)% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in operating income was primarily caused by decreased gross profit. Operating income margin was 13.2% compared to 14.9% in the prior fiscal period.
Corporate and Other—The decrease in operating loss was primarily driven by a gain on divestiture and lower transition costs, partially offset by increased planned separation, impairment, and GEAR up restructuring costs.

	Three months ended		Change
Other expense, net:	June 30, 2024	June 25, 2023	Dollars	Percent
Other expense, net	$77	$541	$(464)	(85.8)%
The change in other expense from the prior fiscal period was caused by changes in foreign exchange gains and losses.

	Three months ended		Change
Interest expense, net:	June 30, 2024	June 25, 2023	Dollars	Percent
Corporate and other	$9,421	$16,218	$(6,797)	(41.9)%
The decrease in interest expense was due to a decrease in our average debt balance.

	Three months ended
Income tax (benefit) provision:	June 30, 2024	Effective Rate	June 25, 2023	Effective Rate	Change
Corporate and other	$14,410	20.1%	$17,327	23.0%	$(2,917)
See Note 16, Income Taxes, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for information regarding income taxes.
The decrease in the current period effective tax rate is primarily driven by the release of valuation allowance related to capital losses carried forward that were utilized.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for three months ended the June 30, 2024 of 20.1% is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions and decreased by the deduction for research and development tax credit and the current year release of valuation allowance.

The effective tax rate for the three months ended June 25, 2023 of 23.0% differs from the federal statutory rate of 21% primarily due to the impact of nondeductible impairment of goodwill and state taxes, partially offset by the deduction for foreign derived intangible income.
Financial Condition
Cash decreased to $55,981 as of June 30, 2024 from $60,271 at March 31, 2024. During the three months ended June 30, 2024, we used our cash generated from operating activities in addition to proceeds received from the sale of our RCBS business to pay down our 2022 ABL Revolving Credit Facility and fund capital expenditures.
Net accounts receivable as of June 30, 2024 remained flat compared to March 31, 2024, primarily resulting from increased sales to our customer base with longer payment terms. Cash used to purchase inventory increased $9,409 compared to the prior year period as a result of timing of sales, which was partially offset by our continued focus to reduce inventory within the Revelyst segments.
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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and execute our GEAR Up transformation program over the next 12 months. As of June 30, 2024, based on the borrowing base less outstanding borrowings of $135,000, outstanding letters of credit of $13,956, less the minimum required borrowing base of $57,000 the amount available under the 2022 ABL Revolving Credit Facility was $271,256. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 35% as of June 30, 2024. See Note 14, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for a detailed discussion of our indebtedness.
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
Contractual Obligations and Commitments
We lease certain warehouses, distribution and office facilities, vehicles and office equipment under operating leases. As of June 30, 2024, current and long-term operating lease liabilities of $15,295 and $100,983, respectively, were recorded in the accompanying condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail.
Except as discussed in Note 14, Long-term Debt, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under Financial Condition above, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2024.
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
See Note 17, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item 1 of this     Quarterly Report for additional information.
Dependence on Key Customers; Concentration of Credit
Walmart represented 14% and 11% of the total trade receivables balance as of June 30, 2024 and March 31, 2024, respectively. No customer contributed more than 10% of sales during three months ended June 30, 2024 and June 25, 2023. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II included in our Annual Report on Form 10-K for fiscal year 2024. Our exposure to market risk has not changed materially since March 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2024, our Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
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
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended March 31, 2024 with respect to the Risk Factors, other than the addition of the Risk Factor set forth below.
We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.
In July 2024, our Board announced that it will engage in a review of strategic alternatives to maximize value for our stockholders. Risks related to the Review include the terms, structure, benefits and costs of any transaction that may result from the Review. No assurance can be given as to the timeline or outcome of the Review, including whether the Review will achieve some or all of the anticipated benefits, result in a transaction or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our Board may also determine that no transaction is in the best interest of our stockholders. We may incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations and could result in a diversion of management’s attention from our existing business, a failure to achieve financial and operating objectives, adverse effects on our financial condition or results of operations and a failure to retain key personnel, customers, business partners or contracts. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.
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
Amendment No. 2 to Agreement and Plan of Merger, dated as of June 23, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2024).

2.8	+
Amendment No. 3 to Agreement and Plan of Merger, dated as of July 7, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2024).

2.9	+
Amendment No. 4 to Agreement and Plan of Merger, dated as of July 21, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2024).

2.10	+
Separation Agreement, dated as of October 15, 2023 by and between Vista Outdoor Inc. and Revelyst, Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023).

2.11	+
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

31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	*	The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

VISTA OUTDOOR INC.
Date: August 9, 2024	By:	/s/ Andrew Keegan
	Name:	Andrew Keegan
	Title:	Vice President and Chief Financial Officer