Form 10-Q
period 2024-09-30
Vista Outdoor Inc.
filed 2024-11-07
CIK 1616318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 4, 2024, there were 58,427,548 shares of the registrant's common stock outstanding.

PART I
ITEM 1.    FINANCIAL STATEMENTS
VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
(Amounts in thousands except share data)	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36,925	$60,271
Net receivables	376,206	355,903
Net inventories	612,847	609,999
Income tax receivable	11,049	9,113
Other current assets	45,632	39,836
Total current assets	1,082,659	1,075,122
Net property, plant, and equipment	177,283	201,864
Operating lease assets	97,726	107,007
Goodwill	318,251	318,251
Net intangible assets	600,861	627,636
Deferred income tax assets	13,009	12,895
Deferred charges and other non-current assets, net	63,844	59,605
Total assets	$2,353,633	$2,402,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158,198	$163,411
Accrued compensation	52,345	56,983
Federal excise, use, and other taxes	34,266	35,552
Other current liabilities	128,148	129,352
Total current liabilities	372,957	385,298
Long-term debt	587,519	717,238
Long-term operating lease liabilities	96,904	105,699
Accrued pension and postemployment benefits	18,572	22,866
Other long-term liabilities	45,966	44,982
Total liabilities	1,121,918	1,276,083
Commitments and contingencies (Notes 14 and 17)
Common stock—$.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—58,425,417 shares as of September 30, 2024 and 58,238,276 shares as of March 31, 2024	584	582
Additional paid-in-capital	1,651,441	1,653,089
Accumulated deficit	(137,115)	(236,033)
Accumulated other comprehensive loss	(73,454)	(74,348)
Common stock in treasury, at cost—5,539,022 shares held as of September 30, 2024 and 5,726,163 shares held as of March 31, 2024	(209,741)	(216,993)
Total stockholders' equity	1,231,715	1,126,297
Total liabilities and stockholders' equity	$2,353,633	$2,402,380
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
(Amounts in thousands except per share data)	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Sales, net	$665,915	$676,808	$1,310,096	$1,370,141
Cost of sales	454,486	467,938	887,510	934,514
Gross profit	211,429	208,870	422,586	435,627
Operating expenses:
Research and development	11,284	12,203	23,723	24,283
Selling, general, and administrative	133,548	120,882	270,897	243,373
(Gain) loss on divestitures, net (Note 7)	872	—	(18,787)	—
Operating income	65,725	75,785	146,753	167,971
Other income (expense), net (Note 4)	255	(1,174)	178	(1,715)
Interest expense, net	(8,237)	(16,643)	(17,658)	(32,861)
Income before income taxes	57,743	57,968	129,273	133,395
Income tax provision	(15,945)	(13,546)	(30,355)	(30,873)
Net income	$41,798	$44,422	$98,918	$102,522
Earnings per common share:
Basic	$0.72	$0.77	$1.69	$1.78
Diluted	$0.71	$0.76	$1.68	$1.75

Weighted-average number of common shares outstanding:
Basic	58,410	58,041	58,361	57,757
Diluted	58,786	58,299	58,714	58,426

Net income (from above)	$41,798	$44,422	$98,918	$102,522
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(178) and $(357) for the three and six months ended September 30, 2024, respectively, and $(176) and $(352) for the three and six months ended September 24, 2023, respectively	565	562	1,130	1,124
Change in derivative instruments, net of tax benefit (expense) of $510 and $312 for the three and six months ended September 30, 2024, respectively, and $(657) and $(1,150) for the three and six months ended September 24, 2023, respectively	(1,617)	2,098	(989)	3,672
Change in cumulative translation adjustment, net of tax benefit (expense) of $0 and $0 for the three and six months ended September 30, 2024, respectively, and $0 and $0 for the three and six months ended September 24, 2023, respectively	1,002	(693)	753	(29)
Total other comprehensive (loss) income	(50)	1,967	894	4,767
Comprehensive income	$41,748	$46,389	$99,812	$107,289
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
(Amounts in thousands)	September 30, 2024	September 24, 2023
Operating Activities
Net income	$98,918	$102,522
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation	21,576	24,470
Amortization of intangible assets	24,965	25,336
Amortization of deferred financing costs	1,529	4,154
Impairment of long-lived assets	8,043	2,802
Gain on sale of businesses (Note 7)	(18,787)	—
Deferred income taxes	(154)	514
Gain on foreign exchange	(302)	(240)
Loss on disposal of property, plant, and equipment	419	69
Share-based compensation	8,145	2,680
Changes in assets and liabilities:
Net receivables	(20,537)	(57,128)
Net inventories	(19,920)	13,541
Accounts payable	(7,649)	(5,104)
Accrued compensation	(3,915)	(8,859)
Accrued income taxes	711	(17,125)
Federal excise, use, and other taxes	(1,290)	(5,027)
Pension and other postretirement benefits	(2,808)	685
Other assets and liabilities	(8,401)	24,250
Cash provided by operating activities	80,543	107,540
Investing Activities
Capital expenditures	(10,023)	(13,425)
Proceeds from the sale of businesses	39,538	—
Asset acquisition	(263)	—
Proceeds from the disposition of property, plant, and equipment	—	137
Cash provided by (used for) investing activities	29,252	(13,288)
Financing Activities
Proceeds from credit facility	103,000	102,000
Repayments of credit facility	(233,000)	(162,000)
Payments on long-term debt	—	(55,000)
Payments made for debt issue costs and prepayment premiums	—	(60)
Proceeds from exercise of stock options	36	39
Payments made for contingent consideration	(750)	(8,585)
Payment of employee taxes related to vested stock awards	(3,300)	(16,200)
Cash used for financing activities	(134,014)	(139,806)
Effect of foreign currency exchange rate fluctuations on cash	873	(700)
Decrease in cash and cash equivalents	(23,346)	(46,254)
Cash and cash equivalents at beginning of period	60,271	86,208
Cash and cash equivalents at end of period	$36,925	$39,954
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$1,563	$1,731
See Notes to the Condensed Consolidated Financial Statements.

VISTA OUTDOOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock $.01 Par Value
(Amounts in thousands except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance, March 31, 2024	58,238,276	$582	$1,653,089	$(236,033)	$(74,348)	$(216,993)	$1,126,297
Comprehensive income	—	—	—	57,120	944	—	58,064
Share-based compensation	—	—	4,123	—	—	—	4,123
Restricted stock vested and shares withheld	123,578	—	(7,070)	—	—	4,846	(2,224)
Other	1,620	1	(64)	—	—	62	(1)
Balance, June 30, 2024	58,363,474	$583	$1,650,078	$(178,913)	$(73,404)	$(212,085)	$1,186,259
Comprehensive income	—	—	—	41,798	(50)	—	41,748
Exercise of stock options	4,308	—	(127)	—	—	163	36
Share-based compensation	—	—	4,022	—	—	—	4,022
Restricted stock vested and shares withheld	18,883	—	(1,066)	—	—	715	(351)
Other	38,752	1	(1,466)	—	—	1,466	1
Balance, September 30, 2024	58,425,417	584	1,651,441	(137,115)	(73,454)	(209,741)	1,231,715

Balance, March 31, 2023	57,085,756	$570	$1,711,155	$(230,528)	$(80,802)	$(268,602)	$1,131,793
Comprehensive income	—	—	—	58,100	2,800	—	60,900
Exercise of stock options	2,410	—	(55)	—	—	94	39
Share-based compensation	—	—	3,307	—	—	—	3,307
Restricted stock vested and shares withheld	901,094	—	(57,520)	—	—	41,483	(16,037)
Other	8,390	9	(329)	—	—	320	—
Balance, June 25, 2023	57,997,650	$579	$1,656,558	$(172,428)	$(78,002)	$(226,705)	$1,180,002
Comprehensive income	—	—	—	44,422	1,967	—	46,389
Share-based compensation	—	—	(627)	—	—	—	(627)
Restricted stock vested and shares withheld	10,111	—	(579)	—	—	430	(149)
Employee stock purchase program	5,029	—	(59)	—	—	191	132
Other	49,574	—	(1,886)	—	—	1,883	(3)
Balance, September 24, 2023	58,062,364	$579	$1,653,407	$(128,006)	$(76,035)	$(224,201)	$1,225,744
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
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the unaudited condensed consolidated statements of comprehensive income. The estimated fair value of contingent consideration payable related to our acquisition of Stone Glacier as of September 30, 2024 is $2,806.

Following is a summary of our contingent consideration liability Level 3 activity:

March 31, 2024	$3,556
Payments made	(750)
Balance, September 30, 2024	$2,806
Contingent consideration liabilities are reported under the following captions in the condensed consolidated balance sheets:

	September 30, 2024	March 31, 2024
Other current liabilities	$2,806	$750
Other long-term liabilities	—	2,806
Total	$2,806	$3,556
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable, and accrued liabilities as of September 30, 2024 and March 31, 2024 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of September 30, 2024 and March 31, 2024 are categorized within Level 1 of the fair value hierarchy.
The table below discloses information about carrying values and estimated fair value relating to our financial assets and liabilities:

	September 30, 2024		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt(1)	$500,000	$496,685	$500,000	$500,865
Variable rate debt(2)	90,000	90,000	220,000	220,000
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
(2) Variable rate debt— The carrying value of the amounts outstanding under our ABL Revolving Credit Facility approximates the fair value because the interest rates are variable and reflective of market rates as of September 30, 2024. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 14, Long-term Debt, for additional information on our credit facilities, including related certain risks and uncertainties.
We periodically evaluate the recoverability of the carrying amount of our long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 7, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter of 2025 related to a divestiture completed in the second fiscal quarter of 2025. See Note 3, Leases, for discussion of right of use asset (ROU) impairments during the first fiscal quarter of 2025. Significant assumptions were used to estimate fair value of long-lived assets, which were categorized within Level 3 of the fair value hierarchy. See Note 13, Restructuring, for discussion of long-lived asset impairments related to our GEAR Up restructuring plan during the first fiscal quarter of 2025.

3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment, and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheets. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of its right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term up to five years. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance sheet caption	September 30, 2024	March 31, 2024
Assets:
Operating lease assets	Operating lease assets	$97,726	$107,007

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$15,142	$14,673
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	96,904	105,699
Total lease liabilities		$112,046	$120,372
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three months ended		Six months ended
	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Fixed operating lease costs(1)	$6,262	$7,168	$12,691	$14,269
Variable operating lease costs	1,377	1,035	2,624	2,245
Operating and sublease income	(255)	(238)	(415)	(430)
Net lease costs	$7,384	$7,965	$14,900	$16,084
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	September 30, 2024	March 31, 2024
Weighted average remaining lease term (years):
Operating leases	8.61	8.82

Weighted average discount rate:
Operating leases	8.64%	8.64%

The approximate future minimum lease payments under operating leases as of September 30, 2024 were as follows:

Remainder of fiscal year 2025	$12,220
Fiscal year 2026	23,319
Fiscal year 2027	20,871
Fiscal year 2028	17,690
Fiscal year 2029	15,711
Thereafter	72,880
Total lease payments	162,691
Less imputed interest	(50,645)
Present value of lease liabilities	$112,046
Supplemental cash flow information related to leases is as follows:

	Six months ended
	September 30, 2024	September 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$12,555	$13,474
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,141	$6,629
ROU asset re-measurement	(5,710)	(6,195)
As part of our GEAR Up restructuring plan, we made a strategic decision to close and impair office locations that were no longer being used as intended or are actively being marketed for sublease. Accordingly, during the first fiscal quarter of 2025, we recognized a ROU asset impairment of $1,612 reducing the carrying value of the lease asset to its estimated fair value, which is included in selling, general, and administrative on our unaudited condensed consolidated statements of comprehensive income.
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
The gains and losses on these hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The gains or losses on the lead forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. As of September 30, 2024, we had outstanding lead forward contracts on approximately 6.5 million pounds of lead. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive loss and recognized in earnings. The asset related to the lead forward contracts is immaterial and is recorded as part of other current assets.
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
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months from their inception. As of September 30, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $24,357. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
During the three months ended September 30, 2024 and September 24, 2023, we recorded net foreign currency translation realized and unrealized gain (loss) of $249 and $(715), respectively, and for the six month ended September 30, 2024 and September 24, 2023 we recorded realized and unrealized net foreign currency translation gain (loss) of $170 and $(476), respectively, on the unaudited condensed consolidated statements of comprehensive income within other expense, net.
Interest Rate Swaps
During fiscal year 2023, we entered into floating-to-fixed interest rate swaps in order to mitigate the risk of changes in our interest rates on our outstanding variable-rate debt. We will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by us. As of September 30, 2024, we had the following interest rate swaps outstanding:

	Notional	Fair value	Pay fixed	Receive floating	Maturity date
Non-amortizing swap	$50,000	$(550)	4.491%	5.071%	Feb 2026
Non-amortizing swap	25,000	(363)	4.650%	5.163%	Mar 2026
The amount paid or received under these swaps is recorded as an adjustment to interest expense. All unrealized gains and losses as shown as of September 30, 2024 will be recognized in the unaudited condensed consolidated statements of comprehensive income in interest expense within the next fiscal year, at their then-current value.
The following tables summarize the fair value of our derivative instruments as well as the location of the asset and/or liability on the unaudited condensed consolidated balance sheets:

		Asset (Liability) derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	September 30, 2024	March 31, 2024
Interest rate swap contract	Deferred charges and other non-current assets, net	$—	$13
Interest rate swap contract	Other long-term liabilities	(913)	—
Foreign currency forward contracts	Other current liabilities	(546)	(4)
Total		$(1,459)	$9
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the unaudited condensed consolidated financial statements:

	Gain (loss) recognized in other comprehensive income (loss)
	Three months ended		Six months ended
Derivatives designated as cash flow hedging instruments:	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Foreign currency forward contracts	$(924)	$403	$(594)	$242
Lead forward contracts	(177)	130	202	275
Interest rate swap contracts	(955)	1,121	(630)	2,392
Total gain (loss)	$(2,056)	$1,654	$(1,022)	$2,909

		Gain (loss) reclassified from other comprehensive income (loss) into earnings
		Three months ended		Six months ended
Derivatives designated as cash flow hedging instruments:	Location	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Foreign currency forward contracts	Cost of sales	$(38)	$(789)	$(38)	$(1,189)
Foreign currency forward contracts	Other income (expense), net	(31)	(539)	(18)	(1,218)
Lead forward contracts	Cost of sales	4	96	39	290
Interest rate swap contracts	Interest expense, net	136	131	296	204
Total gain (loss)		$71	$(1,101)	$279	$(1,913)
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
In computing EPS for the periods presented, earnings, as reported for each respective period, is divided by the number of shares below:

	Three months ended		Six months ended
	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Numerator:
Net income	$41,798	$44,422	$98,918	$102,522
Denominator:
Weighted-average number of common shares outstanding, basic	58,410	58,041	58,361	57,757
Dilutive effect of stock-based awards(1)	376	258	353	669
Diluted shares	58,786	58,299	58,714	58,426
Earnings per common share:
Basic	$0.72	$0.77	$1.69	$1.78
Diluted	$0.71	$0.76	$1.68	$1.75
(1) Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive, or the options’ exercise prices were greater than the average market price of the common stock were 0 and 0 for the three and six months ended September 30, 2024, respectively, and 13 and 122 for the three and six months ended September 24, 2023, respectively.
7. Divestitures and Acquisitions
Divestitures
On July 7, 2024, we sold our wood pellet manufacturing company, Fiber Energy Products. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. The decision to divest this business during the first fiscal quarter of 2025 triggered a quantitative impairment analysis as of June 30, 2024. We recorded a $6,336 fixed asset impairment during the first quarter of fiscal year 2025 to write down the carrying value of the Fiber Energy facilities and equipment to their fair value, which is included in selling, general, and administrative on our unaudited condensed consolidated statements of comprehensive income. The key assumption in the fair value analysis was the proposed purchase price as of June 30, 2024. During the three months ended September 30, 2024, we recognized a pre-tax loss on this divestiture of approximately $872, which is included in (gain) loss on divestitures on our unaudited condensed consolidated statements of comprehensive income. The loss was mostly related to transaction related expenses. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations
On May 1, 2024, we completed the divestiture of the RCBS brand. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. During the three months ended June 30, 2024, we recognized a pre-tax gain on this divestiture of approximately $19,659, which is included in (gain) loss on divestitures on our unaudited condensed consolidated statements of comprehensive income. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
Acquisitions
During the fourth quarter of fiscal year 2024, we acquired PinSeeker, a leader in virtual network of golfers, allowing players to compete globally in real-time. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the second quarter of fiscal year 2025, and no significant changes were recorded from the original estimation. The acquisition is not significant to our consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
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
Net receivables are summarized as follows:

	September 30, 2024	March 31, 2024
Trade receivables	$382,704	$357,672
Other receivables	12,542	17,585
Less: allowance for estimated credit losses and discounts	(19,040)	(19,354)
Net receivables	$376,206	$355,903
Walmart represented 11% and 11% of the total trade receivables balance as of September 30, 2024 and March 31, 2024, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2024	$19,354
Provision for credit losses	417
Write-off of uncollectible amounts, net of recoveries	(731)
Balance, September 30, 2024	$19,040

9. Inventories
Net inventories consist of the following:

	September 30, 2024	March 31, 2024
Raw materials	$178,575	$179,308
Work in process	55,332	57,093
Finished goods	378,940	373,598
Net inventories	$612,847	$609,999
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheets net of reserves within deferred charges and other non-current assets and totaled $44,890 and $38,683 as of September 30, 2024 and March 31, 2024, respectively.
10. Accumulated Other Comprehensive Loss (AOCL)
The components of net AOCL, including income taxes, are as follows:

	September 30, 2024	March 31, 2024
Derivatives	$(1,004)	$(15)
Pension and other postretirement benefit liabilities	(67,592)	(68,722)
Cumulative translation adjustment	(4,858)	(5,611)
Total accumulated other comprehensive loss	$(73,454)	$(74,348)

The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Three months ended
	September 30, 2024				September 24, 2023
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of period AOCL	$613	$(68,157)	$(5,860)	$(73,404)	$(1,969)	$(70,887)	$(5,146)	$(78,002)
Change in fair value of derivatives	(2,056)	—	—	(2,056)	1,654	—	—	1,654
Income tax impact on derivative instruments	510	—	—	510	(657)	—	—	(657)
Net loss (gain) reclassified from AOCL	(71)	—	—	(71)	1,101	—	—	1,101
Net actuarial losses reclassified from AOCL(1)	—	565	—	565	—	562	—	562
Net change in cumulative translation adjustment	—	—	1,002	1,002	—	—	(693)	(693)
End of period net AOCL	$(1,004)	$(67,592)	$(4,858)	$(73,454)	$129	$(70,325)	$(5,839)	$(76,035)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 15, Employee Benefit Plans.

	Six months ended
	September 30, 2024				September 24, 2023
	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total	Derivatives	Pension and other Postretire-ment Benefits	Cumulative translation adjustment	Total
Beginning of year AOCL	$(15)	$(68,722)	$(5,611)	$(74,348)	$(3,543)	$(71,449)	$(5,810)	$(80,802)
Change in fair value of derivatives	(1,022)	—	—	(1,022)	2,909	—	—	2,909
Income tax impact on derivative instruments	311	—	—	311	(1,150)	—	—	(1,150)
Net loss (gain) reclassified from AOCL	(278)	—	—	(278)	1,913	—	—	1,913
Net actuarial losses reclassified from AOCL(1)	—	1,130	—	1,130	—	1,124	—	1,124
Net change in cumulative translation adjustment	—	—	753	753	—	—	(29)	(29)
End of period net AOCL	$(1,004)	$(67,592)	$(4,858)	$(73,454)	$129	$(70,325)	$(5,839)	$(76,035)
(1) Amounts related to our pension and other postretirement benefits that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented. See Note 15, Employee Benefit Plans.

11. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segment was as follows:

	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Total
Balance, March 31, 2024	$86,105	$—	$—	$232,146	$318,251
Balance, September 30, 2024	$86,105	$—	$—	$232,146	$318,251
Intangible assets by major asset class consisted of the following:

	September 30, 2024			March 31, 2024
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$113,636	$(41,178)	$72,458	$113,636	$(37,646)	$75,990
Patented technology	37,867	(20,806)	17,061	37,604	(19,252)	18,352
Customer relationships and other	523,072	(209,959)	313,113	523,059	(190,068)	332,991
Total	674,575	(271,943)	402,632	674,299	(246,966)	427,333
Non-amortizing trade names	198,229	—	198,229	200,303	—	200,303
Net intangible assets	$872,804	$(271,943)	$600,861	$874,602	$(246,966)	$627,636
The net decrease in the gross intangible assets during the six months ended September 30, 2024 was due to the divestiture of RCBS non-amortizing trade names during the first quarter of fiscal 2025. Amortization expense related to these assets was $12,482 and $12,629 for the three months ended September 30, 2024 and September 24, 2023 respectively, and was $24,965 and $25,336 for the six months ended September 30, 2024 and September 24, 2023, respectively.
As of September 30, 2024, we expect amortization expense related to these assets to be as follows:

Remainder of fiscal year 2025	$24,996
Fiscal year 2026	47,001
Fiscal year 2027	45,551
Fiscal year 2028	40,381
Fiscal year 2029	33,942
Thereafter	210,761
Total	$402,632
12. Other Current Liabilities
The major categories of other current liabilities are as follows:

	September 30, 2024	March 31, 2024
Warranty liability	$7,131	$8,083
Accrual for in-transit inventory	5,207	5,570
Operating lease liabilities	15,142	14,673
Contingent consideration	2,806	750
Other	97,862	100,276
Total other current liabilities	$128,148	$129,352
13. Restructuring
As part of our restructuring plans, we have and will incur severance and employee related costs, professional fees, ROU asset impairments and other exit and disposal costs which are recorded in Selling, general, and administrative in the unaudited condensed consolidated statements of comprehensive income. Severance and employee related costs consist primarily of salary continuation benefits, outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits being provided in the restructuring, pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Asset impairments are accounted for in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. ROU asset impairments are accounted for in accordance with ASC 842, Leases. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.
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
During the three and six months ended September 30, 2024, we incurred $7,093 and $12,283 of pre-tax restructuring costs in connection with GEAR Up, which are recorded in Selling, general, and administrative expense in the unaudited condensed consolidated statements of comprehensive income. In the fourth quarter of fiscal year 2023, we announced a cost reduction and earnings improvement program. That program was substantially completed as of March 31, 2024, with only immaterial accruals related to employee costs remaining as of September 30, 2024.
The following tables summarize restructuring charges recorded as a result of our restructuring programs for the periods presented:

	Three months ended		Six months ended
GEAR Up restructuring costs	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023	Incurred since inception
Impairment on technology assets	$—	$—	$—	$—	$306
Employee severance and related expenses	2,125	—	2,541	—	8,597
Professional fees	1,527	—	2,494	—	4,214
Right-of-use asset impairments	—	—	1,612	—	1,741
Long-lived asset impairments	—	—	95	—	95
Contract terminations	3,340	—	4,970	—	4,970
Other	101	—	571	—	639
Total	$7,093	$—	$12,283	$—	$20,562
The tables below present a roll forward of our accruals or (deposits) related to GEAR Up, which are included in Accounts payable, Other current liabilities, or Other current assets:

GEAR Up	Balance as of March 31, 2024	Charges	Payments	Balance as of September 30, 2024
Employee severance and related expenses	$5,399	$2,442	$(6,404)	$1,437
Professional fees	(968)	1,900	(5,940)	(5,008)
Contract terminations	—	4,763	(1,662)	3,101
Other	7	499	(506)	—
Total	$4,438	$9,604	$(14,512)	$(470)

14. Long-term Debt

	September 30, 2024	March 31, 2024
2022 ABL Revolving Credit Facility	$90,000	$220,000
Total Principal Amount of Credit Agreements	90,000	220,000
4.5% Senior Notes	500,000	500,000
Total Principal Amount of Long-Term Debt	590,000	720,000
Less: unamortized deferred financing costs	(2,481)	(2,762)
Carrying amount of long-term debt	587,519	717,238
Less: current portion	—	—
Carrying amount of long-term debt, excluding current portion	$587,519	$717,238
Credit Agreements—In fiscal year 2023, we refinanced our 2021 ABL Revolving Credit Facility by entering into the 2022 ABL Revolving Credit Facility, which provides for a $600,000 senior secured asset-based revolving credit facility. The amount available under the 2022 ABL Revolving Credit Facility is the lesser of the total commitment of $600,000 or a borrowing base based on percentages of eligible receivables, inventory, and cash, minus certain reserves, but, in each case, subject to the excess availability financial covenant under the 2022 ABL Revolving Credit Facility described below. As of September 30, 2024, the Excess Availability, or the amount available to borrow under the 2022 ABL Revolving Credit Facility, based on the borrowing base less outstanding borrowings of $90,000 and outstanding letters of credit of $13,956, less the minimum required borrowing base of $57,000, was $336,050. The 2022 ABL Revolving Credit Facility matures on March 31, 2026 (the “Maturity Date”), subject to a customary springing maturity in respect of the 4.5% Notes due 2029 (described below). Any outstanding revolving loans under the 2022 ABL Revolving Credit Facility will be payable in full on the Maturity Date.
Concurrently with the effectiveness of the 2022 ABL Revolving Credit Facility, we also obtained a $350,000 senior secured asset-based term loan facility (the “2022 Term Loan”). The 2022 Term Loan was paid off during the fourth quarter of fiscal year 2024.
Borrowings under the 2022 ABL Revolving Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 0.75% or the sum of a Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.25% to 1.75%. The margins vary based on our Average Excess Availability under the 2022 ABL Revolving Credit Facility. As of September 30, 2024, the margin under the 2022 ABL Revolving Credit Facility was 0.50% for base rate loans and 1.50% for Term SOFR loans. We pay a commitment fee on the unused commitments under the 2022 ABL Revolving Credit Facility of 0.175% per annum.
As of September 30, 2024, the weighted average interest rate for our borrowings under the 2022 ABL Revolving Credit Facility was 6.20%.
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
4.5% Notes—In fiscal year 2021, we issued $500,000 aggregate principal amount of 4.5% Notes that mature on March 15, 2029. These notes are unsecured and senior obligations. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year. We have had the right to redeem some or all of these notes on or after March 15, 2024 at specified redemption prices. Debt issuance costs of approximately $4,491 are being amortized to interest expense over eight years, the term of the notes.
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
2022 ABL Revolving Credit Facility—Our 2022 ABL Revolving Credit Facility imposes restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase Vista Outdoor stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The 2022 ABL Revolving Credit Facility contains a financial covenant which requires that Excess Availability under the 2022 ABL Revolving Credit Facility cannot fall below the greater of (a) 10% of the line cap or (b) $57,000. As a result of this financial covenant, we must maintain Excess Availability of at least the greater of 10% of the line cap or $57,000 at all times in order to satisfy the financial covenant. The 2022 ABL Revolving Credit Facility includes a covenant that prohibits the “Planned Separation” (as defined in Vista Outdoor’s Form 10-K filing for the fiscal year ended March 31, 2022) with respect to the separation of Vista Outdoor’s Revelyst and The Kinetic Group segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. In October 2023, we announced our entry into a definitive agreement to sell The Kinetic Group business to Czechoslovak Group a.s. (“CSG”) on a cash-free, debt-free basis with a normalized level of working capital (the "The Kinetic Group Sale" or the “Sporting Products Sale”). See Sale of The Kinetic Group and Planned Separation in the Executive Summary and Financial Highlights of Part I, Item 2 of this Quarterly Report for further discussion of the Sporting Products Sale. Vista Outdoor anticipates that the 2022 ABL Revolving Credit Facility will be repaid in full (or amended to unconditionally release all The Kinetic Group entities from their obligations thereunder) prior to or upon the consummation of the Sporting Products Sale. If we do not comply with the covenants in the 2022 ABL Revolving Credit Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under such facility. As noted above, the Excess Availability less the minimum required borrowing base under the 2022 ABL Revolving Credit Facility was $336,050 as of September 30, 2024. Vista Outdoor has the option to increase the amount of the 2022 ABL Revolving Credit Facility in an aggregate principal amount not to exceed $150,000, to the extent that any one or more lenders, whether or not currently party to the 2022 ABL Revolving Credit Facility, commits to be a lender for such amount.
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
The 2022 ABL Revolving Credit Facility and the indenture governing the 4.5% Notes contain cross-default provisions so that noncompliance with the covenants within one debt agreement could also cause a default under the other debt agreement. As of September 30, 2024, we were in compliance with the covenants of all of our debt agreements. However, we cannot provide assurance that we will be able to comply with such financial covenants in the future due to various risks and uncertainties, some of which may be beyond our control. Any failure to comply with the restrictions in the 2022 ABL Revolving Credit Facility may prevent us from drawing under these loans and may result in an event of default under the 2022 ABL Revolving Credit Facility, which default may allow the creditors to accelerate the related indebtedness and the indebtedness under our 4.5% Notes and proceed against the collateral that secures such indebtedness. We may not have sufficient liquidity to repay the indebtedness in such circumstances.
Cash paid for interest on debt—Cash paid for interest on debt for the three months ended September 30, 2024 and September 24, 2023 totaled $13,235 and $19,999, respectively. Cash paid for interest on debt for the six months ended September 30, 2024 and September 24, 2023 totaled $16,670 and $29,813, respectively.
15. Employee Benefit Plans
We recognized an aggregate net loss of $415 and $237 for employee defined benefit plans during the three months ended September 30, 2024 and September 24, 2023, respectively.

We recognized an aggregate net loss of $830 and $474 for employee defined benefit plans during the six months ended September 30, 2024 and September 24, 2023, respectively.
Employer contributions and distributions—We made contributions of $3,500 and $0 to our pension trust during the six months ended September 30, 2024 and September 24, 2023, respectively. Substantially all contributions made to our pension trust were required by local funding requirements. We currently expect to make additional contributions of $800 during fiscal year 2025. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets, and legislative changes. Actual future pension costs and required funding obligations will be affected by changes to these assumptions.
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
The income tax provisions for the three months ended September 30, 2024 and September 24, 2023 represent effective tax rates of 27.6% and 23.4%, respectively. The increase in the effective tax rate from the prior year three month period is primarily driven by the re-establishment of the valuation allowance related to capital losses carried forward caused by the divestiture that occurred in the current quarter.
The income tax provisions for the six months ended September 30, 2024 and September 24, 2023 represent effective tax rates of 23.5% and 23.1%, respectively. The increase in the effective tax rate from the prior year six month period is primarily driven by the increase in nondeductible executive compensation offset in part by the decrease in non-taxable contingent consideration income recognized during the prior year period.
The effective tax rate for the three and six months ended September 30, 2024 and September 24, 2023 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions and decreased by the deduction for research and development tax credit.
Income taxes paid, net of refunds, totaled $29,609 and $47,092 for the six months ended September 30, 2024 and September 24, 2023, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. As of September 30, 2024 and March 31, 2024, the amount of unrecognized tax benefits, including interest and penalties, that have not been recorded in the financial statements amounted to $27,489 and $24,853, respectively. It is expected that a $857 reduction of the liability for unrecognized tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $683.
17. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $162,691. See Note 3, Leases.
Litigation
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
Certain of our former subsidiaries have been identified as PRPs, along with other parties, in regulatory agency actions associated with hazardous waste sites. As a PRP, those former subsidiaries may be required to pay a share of the costs of the investigation and clean-up of these sites. In that event, we would be obligated to indemnify those subsidiaries for those costs. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial position, or cash flows. We have recorded a liability for environmental remediation of $154 as of September 30, 2024 and $280 as of March 31, 2024.
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
No customer contributed more than 10% of sales during six months ended September 30, 2024 and September 24, 2023. Sales to no individual country outside the U.S. accounted for more than 5% of our sales for the six months ended September 30, 2024 and September 24, 2023. Our sales to foreign customers were $226,709 and $244,649 for the six months ended September 30, 2024 and September 24, 2023, respectively. During the six months ended September 30, 2024, approximately 29%, 9%, 51%, and 11% of these sales were in The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology, respectively.

The following tables contain information used to evaluate our operating segments for the periods presented below:

	Three months ended September 30, 2024
	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$351,321	$100,218	$159,471	$54,905	$665,915	$—	$665,915
Gross profit	113,132	25,796	49,556	22,945	211,429	—	211,429

Operating income	$87,093	$2,605	$11,053	$7,827	$108,578	$(42,853)	$65,725
Other income, net							255
Interest expense, net							(8,237)
Income before income taxes							$57,743

Depreciation and amortization	$6,627	$4,912	$8,560	$2,648	$22,747	$102	$22,849

	Six months ended September 30, 2024
	The Kinetic Group	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$721,758	$189,727	$286,733	$111,878	$1,310,096	$—	$1,310,096
Gross profit	242,899	47,529	84,470	47,688	422,586	—	422,586

Operating income	$191,489	$(271)	$4,853	$15,354	$211,425	$(64,672)	$146,753
Other income, net							178
Interest expense, net							(17,658)
Income before income taxes							$129,273

Depreciation and amortization	$13,354	$10,251	$17,175	$5,325	$46,105	$436	$46,541

	Three months ended September 24, 2023
	The Kinetic Group	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$349,500	$107,281	$168,700	$51,327	$676,808	$—	$676,808
Gross profit	115,239	22,907	47,386	23,338	208,870	—	208,870

Operating income	$92,348	$(3,356)	$7,515	$8,695	$105,202	$(29,417)	$75,785
Other expense, net							(1,174)
Interest expense, net							(16,643)
Income before income taxes							$57,968

Depreciation and amortization	$6,458	$5,841	$9,065	$2,567	$23,931	$948	$24,879

	Six months ended September 24, 2023
	The Kinetic Group	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items (a)	Total
Sales, net	$726,092	$213,830	$313,059	$117,160	$1,370,141	$—	$1,370,141
Gross profit	247,142	48,733	90,070	49,682	435,627	—	435,627

Operating income	$200,812	$(4,843)	$5,688	$18,533	$220,190	$(52,219)	$167,971
Other expense, net							(1,715)
Interest expense, net							(32,861)
Income before income taxes							$133,395

Depreciation and amortization	$12,857	$11,695	$18,201	$5,155	$47,908	$1,898	$49,806
(a) includes corporate general and administrative expenses of $41,913 and $76,987 for the three and six months ended September 30, 2024 and $28,012 and $49,409 for the three and six months ended September 24, 2023, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODMs. Reconciling items during the three and six months ended September 30, 2024 included the gain on divestitures of $872 and $(18,787), fixed asset impairment of $0 and $6,336, and post-acquisition compensation expense of $68 and $136 allocated from the segments. Reconciling items during the three and six months ended September 24, 2023 included post-acquisition compensation expense of $1,405 and $2,810, respectively.
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
•general economic and business conditions in the United States and our markets outside the United States, including as a result of the war in Ukraine and the imposition of sanctions on Russia, the conflict in the Gaza strip, the COVID-19 pandemic or another pandemic, conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers; and
•risks related to the Sporting Products Sale, including (i) the failure to receive, on a timely basis or otherwise, the required approval of the Sporting Products Sale by our stockholders, (ii) the possibility that any or all of the various conditions to the consummation of the Sporting Products Sale or the Revelyst Transaction (as defined below) may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), (iii) the possibility that competing offers or acquisition proposals may be made, (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement relating to the Sporting Products Sale or the Revelyst Transaction, including in circumstances which would require Vista Outdoor or Revelyst, as applicable, to pay a termination fee, (v) the effect of the announcement or pendency of the Sporting Products Sale or the Revelyst Transaction on our ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with our customers, vendors, service providers and others with whom we do business, or our operating results and business generally, (vi) risks related to the Sporting Products Sale or Revelyst Transaction diverting management’s attention from our ongoing business operations, (vii) that the Sporting Products Sale or the Revelyst Transaction may not achieve some or all of any anticipated benefits with respect to either business segment and that the Sporting Products Sale or the Revelyst Transaction may not be completed in accordance with our expected plans or anticipated timelines, or at all and (viii) that the consideration paid to Revelyst stockholders in connection with the Revelyst Transaction cannot be determined until the consummation of the Revelyst Transaction as it is subject to certain adjustments related to the net cash of Revelyst as of the closing of the Revelyst Transaction and the management team’s current estimate of the consideration may be higher or lower than the actual consideration paid to Revelyst stockholders in connection with the Revelyst Transaction due to the actual cash flows prior to the closing of the Revelyst Transaction or other factors.
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal year 2024 and in the filings we make with the SEC from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
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
We operate through four reportable segments: The Kinetic Group, Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology. During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change. Information regarding our segments is further discussed below and in Note 18, Operating Segment Information, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Management currently considers the following events, results, trends, and uncertainties to be most important to understanding our financial condition, operating performance and significant events:
For the three months ended September 30, 2024, net sales decreased $10,893 or 1.6% as compared to the prior year quarter. Within The Kinetic Group, sales increased by $1,821 or 0.5%, which was a result of increased price. The Kinetic Group reported a $2,107 or 1.8% decrease in gross profit for the three months ended September 30, 2024 due to increased input costs, primarily for copper and powder, as compared to the prior year quarter. The Kinetic Group reported an decrease of $5,255 or 5.7% in operating income for the three months ended September 30, 2024, as compared to the prior year quarter. The decrease was caused by a decrease in gross profit and an increase in incentive compensation. During the three months ended September 30, 2024, sales within our Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (Revelyst segments) decreased $12,714 or 3.9% compared to the prior year quarter primarily due to volume decreases within Revelyst Adventure Sports, the divestitures of RCBS and Fiber Energy and lower volume at Simms Fishing within Revelyst Outdoor Performance. The decline was partially offset by increased net sales within Revelyst Precision Sports Technology caused by higher volume, which was primarily driven by new product introductions, increased volume at Bushnell within Revelyst Outdoor Performance and increased volume at Giro within Revelyst Adventure Sports. The Revelyst segments reported an improvement of $8,631 or 67.1% in operating income for the three months ended September 30, 2024, as compared to the prior year quarter, primarily due to a $4,666 or 5.0% increase in gross profit, improved inventory health and the divestiture of Fiber Energy within our Revelyst Outdoor Performance segment and improved inventory health within our Revelyst Adventure Sports segment, which was partially offset primarily by increased discounting at Bushnell Golf within the Revelyst Precision Sports Technology segment.
We continue to maintain a strong balance sheet with capital allocation focused on debt paydown. Cash provided by operating activities during the six months ended September 30, 2024 was $80,543. During the six months ended September 30, 2024, outstanding borrowings under our 2022 ABL Revolving Credit Facility decreased by $130,000, decreasing our total debt to $590,000. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) decreased to 32.4% as of September 30, 2024, compared to 39.0% as of March 31, 2024. Our ongoing management inventory program and divestiture created a decrease of $26,147 or 7.9% in inventory levels within the Revelyst segments since the prior fiscal year-end.
GEAR Up Transformation Program
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation within our Revelyst Outdoor Performance, Revelyst Adventure Sports, and Revelyst Precision Sports Technology reportable segments. During the six months ended September 30, 2024, savings from the GEAR Up program contributed $11,600 in cost savings, and we expect to realize $25,000 to $30,000 of savings in Fiscal Year 2025 across our key GEAR Up focus areas. We expect to realize $100,000 of run rate cost savings by fiscal year 2027. We are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan and expect these charges to be completed by fiscal year 2027. All restructuring charges will be recorded as corporate expenses, and not allocated to our reportable segments. See Note 13, Restructuring, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information .
Sale of The Kinetic Group and the Revelyst Transaction
October 15, 2023, we entered into a definitive agreement (the “Merger Agreement”) with Revelyst, Inc. (“Revelyst”), CSG Elevate II Inc. (“Merger Sub Parent”), CSG Elevate III Inc., a wholly owned subsidiary of Merger Sub Parent (“Merger Sub”), and, solely for the purposes of specific provisions therein, CZECHOSLOVAK GROUP a.s. (“CSG”), to sell The Kinetic Group business (formerly the Sporting Products business) to CSG, for an enterprise value of $1,910,000 (the "base purchase price") on a cash-free, debt-free basis subject to working capital adjustments, in an all-cash transaction (the “Sporting Products Sale”). The Sporting Products Sale represents the next step in Vista Outdoor’s plan to split Vista Outdoor into two separate entities, which was previously announced on May 5, 2022. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst simultaneously with the entry into the Merger Agreement (as amended and restated on October 4, 2024, the “Separation Agreement”), Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst business”, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, following which CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst (“Revelyst Common Stock”) and (b) $12.90 in cash (“Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increased the base purchase price from $1,910,000 to $1,960,000;
2.increased the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units, including vesting terms, to the extent necessary to address adverse tax consequences to such employees and Vista Outdoor under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
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
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
On July 30, 2024, we announced our Board of Directors decided to commence a review of strategic alternatives which included: (i) the exploration of a full range of alternatives for Revelyst, including a potential sale of Revelyst, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire the Company in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of Revelyst and The Kinetic Group through a spin-off. CSG was also considering an acquisition of Revelyst with potential partners (in addition to its proposed acquisition of The Kinetic Group).
On September 12, 2024, the parties entered into the Fifth Merger Agreement Amendment. The Fifth Merger Agreement Amendment:
1.provided for Revelyst to issue Vista Outdoor additional shares of Revelyst Common Stock in an amount equal to the number of shares of Revelyst Common Stock equal to 7.5% of the fully diluted outstanding shares of Revelyst Common Stock as of the closing of the Sporting Products Sale (after giving effect to the Contribution (as defined in the Separation Agreement) including, for the avoidance of doubt, the shares of Revelyst Common Stock to be transferred by Vista Outdoor to Merger Sub Parent) (the “Revelyst Purchased Shares”) prior to the sale of such shares from Vista Outdoor to Merger Sub Parent;

2.provided that immediately prior to the closing of the Sporting Products Sale, Merger Sub Parent would purchase from Vista Outdoor the Revelyst Purchased Shares for $150,000 (“Revelyst Purchased Shares Purchase Price”) (the “Revelyst Investment”);
3.provided that following payment of the Revelyst Purchased Shares Purchase Price, Vista Outdoor would contribute such amount to Revelyst to be paid to Vista Outdoor stockholders as part of the Cash Consideration; and
4.increased the Cash Consideration from $24.00 to $28.00 in cash per share of Vista Outdoor Common Stock.
On October 4, 2024, the parties entered into the Sixth Merger Agreement Amendment. The Sixth Merger Agreement Amendment:
1.increased the Base Purchase Price from $2,150,000 to $2,225,000;
2.changed the Cash Consideration from $28.00 to $25.75 in cash per share of Vista Outdoor Common Stock;
3.extended the end date for the Sporting Products Sale to December 11, 2024; and
4.eliminated the Revelyst Investment.
On October 4, 2024, we completed certain portions of the legal and structural separation of Revelyst, Inc. from Vista Outdoor. To effect the structural separation, we undertook certain pre-spin-off transactions described below:
1.Vista Outdoor contributed its equity interest in certain of its wholly owned subsidiaries to its wholly owned subsidiary Revelyst, Inc.
The Sporting Products Sale is subject to approval of our stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
On October 4, 2024, we entered into an agreement with Revelyst, Cabin Ridge Inc. (“SVP Merger Sub”) and Olibre LLC (“SVP Parent”) (“Revelyst Merger Agreement”) pursuant to which, following the completion of the Sporting Products Sale and subject to the receipt of regulatory approvals and other customary closing conditions, SVP Merger Sub will be merged with and into Revelyst (holding only the Revelyst business), with Revelyst surviving the merger as a wholly owned subsidiary of SVP Parent (the “Revelyst Merger” and, together with the other transactions contemplated by the Revelyst Merger Agreement and the related transaction documents, in each case as amended from time to time, the “Revelyst Transaction”). Each share of Revelyst Common Stock issued and outstanding immediately prior to the closing of such transaction (including shares of Revelyst Common Stock received by Vista Outdoor stockholders as part of the Sporting Products Sale) (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive merger consideration in an amount calculated in accordance with the provisions of the Revelyst Merger Agreement, using a base purchase price of $1,125,000. There can be no assurance regarding the ultimate timing of the Revelyst Merger Agreement or that it will be completed.
Divestitures
During the quarter ended June 30, 2024, we completed the divestiture of the RCBS brand. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 7, Divestitures and Acquisitions, for discussion of the pre-tax gain recorded during the first fiscal quarter of 2025 related to this divestiture.
During the quarter ended September 30, 2024, we completed the divestiture of our wood pellet manufacturer company, Fiber Energy Products. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 7, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter of 2025 related to this business, and the pre-tax loss recorded during the second quarter of 2025 related to the divestiture of this business.
RCBS and Fiber Energy Products contributed approximately $30,000 of total combined sales in fiscal year 2024.

Outlook
Ammunition Industry
While macroeconomic conditions pressure consumer purchasing, the firearms industry continues to maintain sales levels. For the 62nd straight month, NICS data surpassed more than one million firearms checks. The Kinetic Group continues to navigate a dynamic environment, including a global powder shortage, increasing input costs including for copper and powder, and competitive market pricing, with a continued focus on execution and delivering on our financial expectations.
Outdoor Recreation Industry
According to the 2024 Outdoor Participation Trends Report, "the growth of outdoor participation that began in 2016 and accelerated during the COVID pandemic is showing few signs of slowing as the outdoor participation base grew larger again this year to a record 175.8 million participants. This represents 57.3% of all Americans aged six and older". The participants increased across demographics and activities as we see new and young recreation participants driving growth and diversity in the participation base, including increasing numbers of women, people of color and seniors. We believe that we are well positioned to capture additional share of participants' wallets through new, innovative product launches, cross-collaborations and exciting partnerships despite challenges related to market softness. Specifically at Simms Fishing, we hold a dominant position in waders and are gaining share in sportswear; at Bushnell Golf, we continue to set the standard with our leading position; and at Fox, Bell, Giro and CamelBak we are capturing share across numerous categories, including Helmets, Mountain Bike Protection and Bike Hydration. We remain focused on driving growth and share gains regardless of market conditions and are poised to revolutionize our future through innovative product and technology offerings, as well as leading partnerships.
Current Economic Conditions
Commodity Price Risk
We have been impacted by changes in the prices of raw materials used in production as well as changes in oil and energy costs. In particular, recent increases in the cost of raw materials used in propellants, along with the volatility of commodity metals continue to impact The Kinetic Group segment. We have a strategic sourcing, pricing and hedging strategy to mitigate risk from commodity price fluctuation. See Note 4, Derivative Financial Instruments, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more detail. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the commodity price fluctuations, our future results from operations and cash flows would be materially impacted.
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

Results of Operations
Segment results for the three and six months ended September 30, 2024 compared to the three and six months ended September 24, 2023
During the fourth quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change. Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income (loss), operating income (loss) as a percentage of net sales (operating income (loss) margin), other expense (income), net, interest expense, and income tax (benefit) provision by reportable segment and by corporate and other (where applicable) are presented below:

	Three months ended		Change		Six months ended		Change
Net Sales:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
The Kinetic Group	$351,321	$349,500	$1,821	0.5%	$721,758	$726,092	$(4,334)	(0.6)%
Revelyst Outdoor Performance	100,218	107,281	(7,063)	(6.6)%	189,727	213,830	(24,103)	(11.3)%
Revelyst Adventure Sports	159,471	168,700	(9,229)	(5.5)%	286,733	313,059	(26,326)	(8.4)%
Revelyst Precision Sports Technology	54,905	51,327	3,578	7.0%	111,878	117,160	(5,282)	(4.5)%
Total	$665,915	$676,808	$(10,893)	(1.6)%	$1,310,096	$1,370,141	$(60,045)	(4.4)%
Three months ended
The Kinetic Group—The increase in net sales was a result of increased price.
Revelyst Outdoor Performance—The decrease in net sales was a result of the divestitures of RCBS and Fiber Energy and lower volume at Simms Fishing, partially offset by increased volume at Bushnell.
Revelyst Adventure Sports—The decrease in net sales was a result of volume decreases, primarily at QuietKat, Fox, and Bell. These decreases were partially offset by increased price and higher volume at Giro.
Revelyst Precision Sports Technology—The increase in net sales was caused by higher volume, primarily driven by new product introductions, partially offset by higher discounts at Bushnell Golf.
Six months ended
The Kinetic Group—The decrease in net sales was a result of lower volume, partially offset by increased price.
Revelyst Outdoor Performance—The decrease in net sales was a result of lower volume at Simms Fishing and Camp Chef, as well as the divestitures of RCBS and Fiber Energy, partially offset by higher volume at Eagle Industries and Bushnell.
Revelyst Adventure Sports—The decrease in net sales was a result of pre-order sales during the first fiscal quarter of 2024 that were not repeated during the first quarter of fiscal year 2025 because of delivery timing delays in our fourth fiscal quarter 2023 and lower volume at QuietKat and Fox, partially offset by higher volume at Giro.
Revelyst Precision Sports Technology—The decrease in net sales was caused by lower volume compared to strong new product introductions for Bushnell Golf in the prior year period, partially offset by growth at Foresight driven by new product introductions.

	Three months ended		Change		Six months ended		Change
Gross Profit:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
The Kinetic Group	$113,132	$115,239	$(2,107)	(1.8)%	$242,899	$247,142	$(4,243)	(1.7)%
Revelyst Outdoor Performance	25,796	22,907	2,889	12.6%	47,529	48,733	(1,204)	(2.5)%
Revelyst Adventure Sports	49,556	47,386	2,170	4.6%	84,470	90,070	(5,600)	(6.2)%
Revelyst Precision Sports Technology	22,945	23,338	(393)	(1.7)%	47,688	49,682	(1,994)	(4.0)%
Total	$211,429	$208,870	$2,559	1.2%	$422,586	$435,627	$(13,041)	(3.0)%
Gross profit margin	31.8%	30.9%			32.3%	31.8%

Three months ended
The Kinetic Group—The decrease in gross profit was primarily caused by increased input costs of copper and powder. This decrease was partially offset by increased price. Gross profit margin was 32.2% compared to 33.0% the prior fiscal period.
Revelyst Outdoor Performance—The increase in gross profit was primarily caused by improved inventory health and the divestiture of Fiber Energy. These increases were partially offset by manufacturing efficiency headwinds. Gross profit margin was 25.7% compared to 21.4% in the prior fiscal period.
Revelyst Adventure Sports—The increase in gross profit was primarily caused by improved inventory health and increased price. These increases were partially offset by lower volume as described above. Gross profit margin was 31.1% compared to 28.1% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by increased discounting at Bushnell Golf, partially offset by volume as described above. Gross profit margin was 41.8% compared to 45.5% in the prior fiscal period.
Six months ended
The Kinetic Group—The decrease in gross profit was primarily caused by increased input costs of copper and powder and lower volume. These decreases were partially offset by increased price. Gross profit margin was 33.7% compared to 34.0% the prior fiscal period.
Revelyst Outdoor Performance—The decrease in gross profit was primarily caused by lower volume as described above, partially offset by improved input cost pricing and the divestiture of Fiber Energy. Gross profit margin was 25.1% compared to 22.8% in the prior fiscal period.
Revelyst Adventure Sports—The decrease in gross profit was primarily caused by lower volume as described above and lower royalty revenue, partially offset by improved inventory health. Gross profit margin was 29.5% compared to 28.8% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by lower volume as noted above. Gross profit margin was 42.6% compared to 42.4% in the prior fiscal period.

	Three months ended		Change		Six months ended		Change
Operating income (loss):	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
The Kinetic Group	$87,093	$92,348	$(5,255)	(5.7)%	$191,489	$200,812	$(9,323)	(4.6)%
Revelyst Outdoor Performance	2,605	(3,356)	5,961	177.6%	(271)	(4,843)	4,572	94.4%
Revelyst Adventure Sports	11,053	7,515	3,538	47.1%	4,853	5,688	(835)	(14.7)%
Revelyst Precision Sports Technology	7,827	8,695	(868)	(10.0)%	15,354	18,533	(3,179)	(17.2)%
Corporate and other	(42,853)	(29,417)	(13,436)	(45.7)%	(64,672)	(52,219)	(12,453)	(23.8)%
Total	$65,725	$75,785	$(10,060)	(13.3)%	$146,753	$167,971	$(21,218)	(12.6)%
Operating income margin	9.9%	11.2%			11.2%	12.3%
Three months ended
The Kinetic Group—The decrease in operating income was caused by a decrease in gross profit and an increase in incentive compensation. Operating income margin was 24.8% compared to 26.4% in the prior fiscal period.
Revelyst Outdoor Performance—The increase in operating income was caused by higher gross profit and decreased selling, general and administrative costs, primarily related to GEAR up initiatives. The operating income margin was 2.6% compared to an operating loss margin of (3.1)% in the prior fiscal period.
Revelyst Adventure Sports—The increase in operating income was driven by higher gross profit and decreased selling, general and administrative costs, primarily related to GEAR up initiatives. The operating margin was 6.9% compared to 4.5% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in operating income was caused by decreased gross profit and increased selling, general and administrative costs. Operating income margin was 14.3% compared to 16.9% in the prior fiscal period.

Corporate and Other—The increase in operating loss was primarily driven by increased planned separation costs, increased restructuring costs related to the GEAR Up initiative and increased incentive compensation.
Six months ended
The Kinetic Group—The decrease in operating income was caused by a decrease in gross profit and an increase in incentive compensation. Operating income margin was 26.5% compared to 27.7% in the prior fiscal period.
Revelyst Outdoor Performance—The decrease in operating loss was caused by decreased selling, general and administrative costs, primarily related to GEAR up initiatives, partially offset by decreased gross profit. Operating loss margin was (0.1)% compared to (2.3)% in the prior fiscal period.
Revelyst Adventure Sports—The decrease in operating income was primarily caused by lower gross profit, partially offset by decreased selling, general and administrative costs, primarily related to GEAR up initiatives. Operating income margin was 1.7% compared to 1.8% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in operating income was primarily caused by decreased gross profit and increased selling, general and administrative costs. Operating income margin was 13.7% compared to 15.8% in the prior fiscal period.
Corporate and Other—The increase in operating loss was primarily driven by increased restructuring costs related to the GEAR Up initiative, increased planned separation costs and increased incentive compensation.

	Three months ended		Change		Six months ended		Change
Other (income) expense, net:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
Corporate and other	$(255)	$1,174	$(1,429)	(121.7)%	$(178)	$1,715	$(1,893)	(110.4)%
The change in other expense from the prior fiscal period was caused by changes in foreign exchange gains and losses.

	Three months ended		Change		Six months ended		Change
Interest expense, net:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
Corporate and other	$8,237	$16,643	$(8,406)	(50.5)%	$17,658	$32,861	$(15,203)	(46.3)%
For the three and six months ended September 30, 2024, the decrease in interest expense is due to a lower average debt balance and average interest rates, as well as decreased amortization of debt issuance costs.

	Three months ended					Six months ended
Income tax provision:	September 30, 2024	Effective Rate	September 24, 2023	Effective Rate	Change	September 30, 2024	Effective Rate	September 24, 2023	Effective Rate	Change
Corporate and other	$15,945	27.6%	$13,546	23.4%	$2,399	$30,355	23.5%	$30,873	23.1%	$(518)
See Note 16, Income Taxes, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for information regarding income taxes.
The increase in the current period effective tax rate is primarily driven by the re-establishment of valuation allowance related to capital losses carried forward caused by the divestiture that occurred in the current quarter.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for three and six months ended the September 30, 2024 is reflective of the federal statutory rate of 21% increased by the state taxes and reserves for uncertain tax positions and decreased by the deduction for research and development tax credit.
Financial Condition
Cash decreased to $36,925 as of September 30, 2024 from $60,271 at March 31, 2024. During the six months ended September 30, 2024, we used our cash generated from operating activities in addition to proceeds received from the sale of our RCBS and Fiber Energy businesses to pay down our 2022 ABL Revolving Credit Facility and fund capital expenditures.
Net accounts receivable as of September 30, 2024 increased slightly as compared to March 31, 2024, primarily resulting from increased sales to our customer base with longer payment terms. Net inventories increased compared to the prior year period within our Kinetic Group segment as a result of the timing of sales as compared to the production during the quarter. That increase was partially offset by the Revelyst segments continued focus on reducing inventory levels.

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
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, under our 2022 ABL Revolving Credit Facility, access to debt and equity markets, as well as other potential sources of funding including additional bank financing, will be adequate to fund future growth, to service our currently anticipated short-term and long-term debt obligations, make capital expenditures, pay earn-outs related to previous acquisitions, and execute our GEAR Up transformation program over the next 12 months. As of September 30, 2024, based on the borrowing base less outstanding borrowings of $90,000, outstanding letters of credit of $13,956, less the minimum required borrowing base of $57,000 the amount available under the 2022 ABL Revolving Credit Facility was $336,050. Our total debt as a percentage of total capitalization (total debt and stockholders' equity) was 32% as of September 30, 2024. See Note 14, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for a detailed discussion of our indebtedness.
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
Contractual Obligations and Commitments
We lease certain warehouses, distribution and office facilities, vehicles and office equipment under operating leases. As of September 30, 2024, current and long-term operating lease liabilities of $15,142 and $96,904, respectively, were recorded in the accompanying unaudited condensed consolidated balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail.
Except as discussed in Note 14, Long-term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under Financial Condition above, there have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2024.
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
See Note 17, Commitments and Contingencies, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.
Dependence on Key Customers; Concentration of Credit
Walmart represented 11% and 11% of the total trade receivables balance as of September 30, 2024 and March 31, 2024, respectively. No customer contributed more than 10% of sales during six months ended September 30, 2024 and September 24, 2023. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II included in our Annual Report on Form 10-K for fiscal year 2024. Our exposure to market risk has not changed materially since March 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2024, our Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The consummation of the Revelyst Transaction is subject to a number of conditions, many of which are largely outside of the control of the parties to the Revelyst Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Revelyst Merger Agreement may be terminated and the Revelyst Transaction may not be completed. If any closing conditions are waived, such waiver could have an adverse effect on our stockholders and/or Revelyst and its stockholders.
The respective obligations of each party to effect the Revelyst Merger are subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of certain conditions specified in the Revelyst Merger Agreement, including, among other things: (i) the approval of Vista Outdoor in its capacity as the sole stockholder of Revelyst; (ii) termination or expiry of any waiting period (and any extension thereof) applicable to the Revelyst Transaction under the HSR Act and approval under the Austrian Cartel Act 2005, the German Act Against Restraints on Competition 2023 and the United Kingdom National Security and Investment Act 2021; (iii) the absence of legal restraints prohibiting the Revelyst Transaction; (iv) consummation of the Sporting Products Sale in accordance with the Merger Agreement, the purchase price adjustment in connection with the Sporting Products Sale having become final and binding and the related purchase price adjustments, if any, having been paid; (v) the completion of the Reorganization (as defined in the Revelyst Merger Agreement); and (vi) other customary conditions specified in the Revelyst Merger Agreement. The failure to satisfy any or all of the required conditions could delay the completion of the Revelyst Transaction by a significant period of time or prevent it from occurring. Any delay in completing the Revelyst Transaction could cause the parties to the Revelyst Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Revelyst Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Revelyst Transaction will be satisfied or waived or that the Revelyst Transaction will be completed within the expected timeframe or at all.
Each party to the Revelyst Merger Agreement may, to the extent permitted by law, waive any condition that is a condition to the obligations of such party to effect the Revelyst Merger. Conditions that are required by law (such as (i) the approval of Vista Outdoor in its capacity as the sole stockholder of Revelyst, (ii) any waiting period (or any extension thereof) applicable to the Sporting Products Sale under the HSR Act having been terminated or having expired and approval under the Austrian Cartel Act 2005, the German Act Against Restraints on Competition 2023 and the United Kingdom National Security and Investment Act 2021 and (iii) the absence of legal restraints prohibiting the Revelyst Transaction) may not be waived. If the applicable party or parties were to waive a closing condition that may be waived, such waiver could have an adverse effect on Vista Outdoor stockholders and/or Revelyst.
Revelyst stockholders cannot be sure of the value of the Revelyst Merger Consideration they will receive at the effective time of the Revelyst Merger.
At the effective time of the Revelyst Merger (the “Revelyst Merger Effective Time”), each issued and outstanding share of Revelyst Common Stock (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive the Revelyst Merger Consideration, which is an amount equal to (a) the sum of (x) $1,125,000,000, (y) the Revelyst Cash Adjustment Amount (as defined in the Revelyst Merger Agreement) and (z) the sum of the exercise prices of all Revelyst Options (as defined in the Revelyst Merger Agreement) other than out-of-the-money

Revelyst Options divided by (b) the sum of (x) the number of shares of Revelyst Common Stock issued and outstanding as of immediately prior to the Revelyst Merger Effective Time (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent as of such time) and (y) the number of shares of Revelyst Common Stock underlying each Revelyst equity award entitled to receive the Revelyst Merger Consideration at the Revelyst Merger Effective Time pursuant to the Revelyst Merger Agreement outstanding as of immediately prior to the Revelyst Merger Effective Time.
Management of Vista Outdoor estimates as of November 7, 2024, if the date on which the Revelyst Merger closes (the “Revelyst Merger Closing Date”) were to occur on December 31, 2024, the per share Revelyst Merger Consideration payable to holders of Revelyst Common Stock in accordance with the Revelyst Merger Agreement would be approximately $19.25. Management of Vista Outdoor currently expects the Revelyst Merger Closing Date to occur by January 2025. However, the respective obligations of each party to effect the Revelyst Merger are subject to the satisfaction (or, to the extent permitted by law, waiver) on or prior to the Revelyst Merger Closing Date of certain conditions specified in the Revelyst Merger Agreement, including the consummation of the Sporting Products Sale, receipt of necessary regulatory approvals and other closing conditions set forth in the Revelyst Merger Agreement, and management of Vista Outdoor cannot know the actual date when the Revelyst Merger Closing Date will occur. In addition, the Revelyst Merger Consideration cannot be determined until the consummation of the Revelyst Merger as it is subject to change based on (i) the Revelyst Cash Adjustment Amount, which provides for certain closing adjustments to the Revelyst Purchase Price (as defined in the Revelyst Merger Agreement), which adjustments relate to certain cash, debt, tax and other items (including unpaid transaction expenses) of Revelyst as of the Revelyst Merger Closing Date and (ii) the number of shares of Revelyst Common Stock issued and outstanding and the number of shares of Revelyst Common Stock underlying Revelyst equity awards entitled to receive the Revelyst Merger Consideration at the Revelyst Merger Effective Time outstanding, in each case, as of immediately prior to the Revelyst Merger Effective Time. Vista Outdoor management’s current estimate of the Revelyst Merger Consideration may be higher or lower than the actual Revelyst Merger Consideration due to the actual cash flows of Vista Outdoor prior to the closing of the Merger and of Revelyst prior to the Revelyst Merger Closing, actual costs, including transaction costs, incurred by Vista Outdoor prior to the closing of the Merger and by Revelyst prior to the Revelyst Merger Closing, the actual number of shares of Revelyst Common Stock and Revelyst equity awards outstanding, in each case as of as immediately prior to the Revelyst Merger Effective Time, or other factors. Revelyst’s transaction costs include, among other things, costs and expenses associated with obtaining regulatory approvals or waivers and third-party consents, the preparation of this proxy statement/prospectus and legal fees and expenses associated with the Sporting Products Sale or the Revelyst Merger. In addition, the precise number of shares of Revelyst Common Stock issued and outstanding and Revelyst equity awards outstanding, in each case as of immediately prior to the Revelyst Merger Effective Time, will not be known until immediately prior to the Revelyst Merger Effective Time. Therefore, until the Revelyst Merger Closing Date, Vista Outdoor stockholders will not know the precise amount of the Revelyst Merger Consideration they will be entitled to receive upon the consummation of the Revelyst Merger and the actual amount of the Revelyst Merger Consideration payable to holders of Revelyst Common Stock may be higher or lower than Vista Outdoor management estimates of such amount as of November 7, 2024.
Failure to complete the Revelyst Transaction could adversely affect Revelyst’s stock price and business, results of operations or financial condition.

There can be no assurance that the conditions to the closing of the Revelyst Transaction will be satisfied or waived or that the Revelyst Transaction will be completed. If the Revelyst Transaction is not completed within the expected timeframe or at all, Revelyst’s ongoing business could be adversely affected and Revelyst will be subject to a variety of risks and possible consequences associated with the failure to complete the Revelyst Transaction, including the following: (i) Revelyst will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Revelyst Transaction closes; (ii) under the Revelyst Merger Agreement, Revelyst is subject to certain restrictions on the conduct of its business during the pendency of the Revelyst Transaction, which may adversely affect Revelyst’s ability to execute certain of its business strategies; (iii) Revelyst may lose key employees during the period in which Revelyst and SVP Parent are pursuing the Revelyst Transaction, which may adversely affect Revelyst in the future if Revelyst is not able to hire and retain qualified personnel to replace departing employees; (iv) the Revelyst Transaction, whether or not it closes, will divert the attention of certain members of Revelyst management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Revelyst and (v) that another transaction acceptable to Revelyst may not be offered and Revelyst’s business, prospects or results of operation may be adversely impacted as a result. If the Revelyst Transaction is not completed, these risks could materially affect Revelyst’s business, results of operations or financial condition and stock price, including to the extent that the then-current market price of the Revelyst Common Stock is positively affected by a market assumption that the Revelyst Transaction will be completed.

While the Revelyst Transaction is pending, Revelyst is subject to business uncertainties and certain contractual restrictions that could adversely affect Revelyst’s business, results of operations or financial condition.
In connection with the Revelyst Transaction, some of Revelyst’s customers, vendors, consumers or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with Revelyst, which could adversely affect Revelyst’s revenues, earnings, cash flows and expenses, regardless of whether the Revelyst Transaction is completed. In addition, due to certain restrictions in the Revelyst Merger Agreement on the conduct of Revelyst’s business prior to the closing of the Revelyst Transaction, Revelyst may be unable to (without SVP’s prior written consent, unless another exception under the Revelyst Merger Agreement applies), during the pendency of the Revelyst Transaction, pursue certain strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. This may cause Revelyst to forgo certain opportunities it might otherwise pursue. In addition, the pendency of the Revelyst Transaction may make it more difficult for Revelyst to effectively retain and incentivize key personnel and may cause distractions from Revelyst’s strategy and day-to-day operations for its current employees and management.
The termination fee in the Merger Agreement and Revelyst Merger Agreement and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire Vista Outdoor or its businesses.
The Merger Agreement prohibits us from soliciting, initiating or knowingly assisting, facilitating or encouraging any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, our right to terminate the Merger Agreement to accept a Vista Outdoor Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that if the Merger Agreement is terminated under certain circumstances, including by us to enter into a Vista Outdoor Acquisition Agreement (as defined in the Merger Agreement) in respect of a Vista Outdoor Superior Proposal, Vista Outdoor will be required to pay CSG a termination fee of $47,750,000 in immediately available funds. The Revelyst Merger Agreement provides that if the Revelyst Merger Agreement is terminated in certain circumstances where the Merger Agreement is also terminated and we are required to pay CSG a termination fee, we will be required to pay SVP Parent a termination fee of $28,125,000 in immediately available funds. The termination fees under the Merger Agreement and the Revelyst Merger Agreement and non-solicitation restrictions under the Merger Agreement could discourage other companies from trying to acquire us or our businesses even though those other companies might be willing to offer greater value to our stockholders than is offered in the Sporting Products Sale and the Revelyst Transaction.
Litigation against parties to the Revelyst Transaction, or the members of their respective boards, could prevent or delay the completion of the Revelyst Transaction.
It is a condition to the Revelyst Transaction that no court of competent jurisdiction or other governmental authority shall have issued a judgment, order, injunction, ruling, writ, decree or other directive or enacted a law that is in effect that prohibits, enjoins or makes illegal the consummation of the Revelyst Transaction. It is possible that lawsuits may be filed challenging the Revelyst Transaction. The outcome of any such lawsuits cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Revelyst Transaction on the agreed-upon terms, such an injunction may delay the consummation of the Revelyst Transaction in the expected timeframe or may prevent the Revelyst Transaction from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our management’s attention and resources from the closing of the Revelyst Transaction and ongoing business activities, which could adversely affect our operations.
If the Revelyst Transaction is not consummated by the applicable deadline, either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement, subject to certain exceptions.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Revelyst Transaction has not been consummated by the Revelyst Merger End Date (as defined in the Revelyst Merger Agreement). However, this termination right will not be available to Revelyst or SVP Parent (as applicable) if the failure to consummate the Revelyst Transaction on or prior to such date is primarily due to the breach by such party, or such party’s affiliates who are party to the Revelyst Merger Agreement, or any other agreement entered into in connection with the Revelyst Transaction. In the event the Revelyst Merger Agreement is terminated by either party due to the failure of the Revelyst Transaction to close by the Revelyst Merger End Date or for any other reason provided under the Revelyst Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction. If the proposal to adopt the Merger Agreement is not approved by our stockholders or any of the other conditions to the Sporting Products Sale are not satisfied or waived for any reason, the Revelyst Transaction cannot be completed, as the consummation of the Sporting Products Sale is a condition to the closing of the Revelyst Transaction.

If the Merger Agreement is validly terminated, either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Merger Agreement has been validly terminated (due to the failure of the Sporting Products Sale to close by the End Date (as defined in the Merger Agreement) or for any other reason provided under the Merger Agreement). In the event the Revelyst Merger Agreement is terminated by either party, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction.
If the Sporting Products Sale is consummated but the Revelyst Transaction is not consummated, Revelyst will be an independent, publicly traded company.
Following the closing of the Sporting Products Sale and prior to the closing of the Revelyst Transaction, Revelyst will be an independent, publicly traded company holding the Revelyst business. Revelyst intends to file an application to list the Revelyst Common Stock on the New York Stock Exchange under the ticker symbol “GEAR”, with Revelyst Common Stock to commence trading on the NYSE following the closing of the Transaction. Following the closing of the Revelyst Transaction, Revelyst will be a wholly owned subsidiary of SVP Parent, and SVP intends to delist the Revelyst Common Stock from the NYSE. However, if the Sporting Products Sale is consummated but the Revelyst Transaction is not consummated, Revelyst will continue to be an independent, publicly traded company and will be subject to a variety of risks related to being an independent, publicly traded company.
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
Amendment No. 5 to Agreement and Plan of Merger, dated September 12, 2024, among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2024).

2.11	+
Amendment No. 6 to Agreement and Plan of Merger, dated October 4, 2024, among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2024).

2.12	+
Separation Agreement, dated as of October 15, 2023 by and between Vista Outdoor Inc. and Revelyst, Inc. (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2023).

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
2.13	+
Amended and Restated Separation Agreement, dated as of October 4, 2024, by and between Vista Outdoor Inc. and Revelyst, Inc. (Exhibit 2.3 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2024).

2.14	+
 Agreement and Plan of Merger, dated as of October 4, 2024, among Vista Outdoor Inc., Revelyst, Inc., Cabin Ridge Inc. and Olibre LLC (Exhibit 2.2 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2024).

2.15	+
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

10.1		Form of Transaction Incentive Award (included as Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2024)
10.2		Form of CEO Transaction Incentive Award Agreement (Exhibit 10.1 to Vista Outdoor Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2024).
31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial statements from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	*
The cover page from Vista Outdoor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).

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

VISTA OUTDOOR INC.
Date: November 7, 2024	By:	/s/ Andrew Keegan
	Name:	Andrew Keegan
	Title:	Vice President and Chief Financial Officer